Form 10QSB
period 2005-12-31
Plan A Promotions, Inc.
filed 2006-02-14
CIK 1341726

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                     0-51638

                             Plan A Promotions, Inc.
                            ------------------------
           (Name of Small Business Issuer as specified in its charter)

        UTAH                                        16-1689008
        ----                                        -----------
(State or other jurisdiction of                  (Employer I.D. No.)
       organization)

                              3010 Lost Wood Drive
                                Sandy, Utah 84092
                                -----------------
                     (Address of Principal Executive Office)

 Issuer's Telephone Number, including Area Code:  (801) 231-1121

          (Former Name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes         No    X
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                 January 4, 2006

                                    1,200,000

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The Financial Statements are on file with the Company's Auditor.


                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                                  Balance Sheet
                             As of December 31, 2005
                             and September 30, 2005

                                                       12/31/05      09/30/05
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $   20,222  $   22,914
      Accounts Receivable                                    995           0
                                                      -----------    --------
Total Currnet Assets                                      21,217      22,914
                                                      -----------    --------


Property and Equipment (net)                               2,573       2,860
                                                      -----------    --------

         Total Assets                                 $   23,790 $    25,774
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

      Franchise Taxes Payable                                200         200
      Accrued Liabilities (Note 3)                         4,744       4,061
                                                      -----------    --------
         Total Current Liabilities                         4,944       4,261

                                                      -----------    --------
         Total Liabilities                            $    4,944   $   4,261
                                                      ===========    ========

Stockholders' Equity [Note 4]
      Preferred stock; par value ($0.01);
         Authorized 5,000,000 shares
         none issued or outstanding                            0           0
      Common stock; par value ($0.01);
         authorized 50,000,000 shares; issued
         and outstanding 1,200,000                        12,000      12,000
      Paid-in Capital                                     24,237      24,237
      Deficit accumulated during the development stage   (17,391)    (14,724)
                                                      -----------    --------
         Total Stockholders' Equity                       18,846      21,513
                                                      -----------    --------
         Total Liabilities and Stockholders' Equity    $  23,790  $   25,774
                                                      ===========    ========



                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                            Statements of Operations
          For the Three Month Periods Ended December 31, 2004 and 2005
           and for the period from inception through December 31, 2005
                                                                       For the
                                                                     Period from
                                         For the       For the        Inception
                                       Three Months  Three Months     [12/12/03]
                                          Ended         Ended          through
                                         12/31/04      12/31/05        12/31/05
                                        ---------     ---------      -----------


Revenues                                 $ 2,407       $    929      $    8,969
Cost of Sales                            $ 2,391       $    675           7,536
                                         --------      ---------     -----------
  Gross Margin                                16            254           1,433

General and Administrative Expenses        1,476          2,818          18,243
                                         --------      ---------     -----------
Operating Loss                            (1,460)        (2,564)        (16,810)
Interest Expense                               0            103             381
                                         --------      ---------     -----------
Net Loss Before Income Taxes              (1,460)        (2,667)        (17,191)

Provision for Income Taxes                     0              0             200
                                         --------      ---------     -----------
Net Loss                                  (1,460)        (2,667)        (17,391)
                                         ========      =========     ===========

Loss Per Share                           $  (.01)      $   (.01)    $      (.03)
                                         ========      =========     ===========

Weighted Average Shares Outstanding      1,200,000     1,200,000      1,200,000
                                         ========      =========     ===========

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                            Statements of Cash Flows
          For the Three Month Periods Ended December 31, 2004 and 2005
           and for the period from inception through December 31, 2005


                                                                                         For the
                                                                                       Period from
                                                            For the       For the       Inception
                                                          Three Months  Three Months    [12/12/03]
                                                             Ended         Ended         through
                                                           12/31/04      12/31/05       12/31/05
                                                           ---------     --------      -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                                      (1,460)       (2,667)       (17,391)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Increase/(Decrease) in accounts receivables                 (395)         (995)          (995)
    Increase/(Decrease) in current liabilities                   207           683          4,944
    Depreciation                                                 243           287          1,749
                                                           ---------     ---------       --------
     Net Cash Provided by/(Used for) in Operating  Activities (1,407)       (2,692)       (11,693)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                     (2,822)            0         (2,822)
                                                           ---------     ---------       --------
              Net Cash Used by Investing Activities           (2,822)            0         (2,822)

Cash Flows Provided by Financing Activities
    Issued stock for cash                                          0             0         34,737
    Loan to a  shareholder                                         0             0              0
    Proceeds from repayment from shareholder                       0             0              0
                                                           ---------     ---------       --------
              Net Cash Provided by Financing Activities            0             0         34,737

                Net Increase(decrease) in Cash                (4,229)       (2,692)        20,222

Beginning Cash Balance                                        31,976        22,914              0
                                                           ---------     ---------       --------

Ending Cash Balance                                      $    27,748        20,222     $   20,222
                                                           =========     =========       ========

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                    Notes to the Interim Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The  accompanying  unaudited  interim  financial  statements of Plan A
          Promotions, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Registration Statement. In the opinion of management these interim financial statements contain all adjustments necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of (2,667) for the three months ended December 31, 2005. At December 31, 2005, the Company had total current assets of $20,222 and total liabilities of $4,944. These obligations are expected to increase by $250 per month due to accrued salaries payable owed to the Company's executive officer. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3- OFFICER COMPENSATION EXPENSES

          The total expense for the Company's President is $250 per month, and all is recorded as an accrued liability on the Company's balance sheet. It is included in the general and administrative expenses on the Company's income statement. As of December 31, 2005, the officer is owed $4,679 in accrued compensation and interest.


NOTE 4- COMMON STOCK/PAID IN CAPITAL

          On December 12, 2003, the Board of Directors authorized a stock issuance totaling 1,200,000 shares of common stock to officers of the Company and investors. On December 12, 2003, the Company issued 126,000 shares of common stock at $0.02 for $2,520 in cash. On January 28, 2004, the Company issued an additional 1,074,000 shares of common stock at $0.03 for cash totaling $32,220.

          At inception, an owner of the company contributed a computer valued at $1,500.

Item 2.Management's Discussion and Analysis or Plan of Operation.

     PLAN OF OPERATION
     -----------------

     The Company's plan of operation for the next 12 months is to continue with its current business operations, as a value-added reseller, specializing in promotional merchandise and apparel, employee recognition and incentive programs, business gifts and marketing expertise. The Company provides its targeted customers-which include corporations, non-profit organizations, schools, and education associations with over 500,000 promotional and marketing products. However, the company has accumulated losses since inception and has not been able to generate profits from operations. Operating capital has been raised through the Company's shareholders. Furthermore, the Company has not been able to generate positive cash flow from operations since inception. These factors raise substantial doubt the Company's ability to continue as a going concern.

     Plan A provides customers access to a variety of promotional products through its relationships with wholesale distributors. The Company's distributors offer a wide array of products, manufactured throughout the world. A promotional product is any item imprinted with a logo or slogan and given out to promote a company, organization, product, service, special achievement, or event. T-shirts, mugs, pens, and key tags are popular examples. Plan A believes promotional products are more effective than other marketing channels, in that they often have a practical use and value for the recipient, thus increasing their effectiveness as advertising and branding tools. Plan A's clients leverage these products to strengthen their brand, image, customer and employee relations, incentive programs and advertising campaigns.

     The Company also provides customers with art design and consultation services through its relationships with several art and graphic design houses, in which the Company outsources its design work. These firms operate as independent consultants for Plan A Promotions and charge the Company directly for their services. The Company then marks up the design charges, and incorporates them into the client's overall merchandising package. The Company does not have any standing contractual relationships with any design firms; however, existing relationships between the Company and many different graphic design houses will allow the provision of these outsourced services to any of the Company's customers.

     Currently the Company's primary market is within the greater Salt Lake City, Utah area. However, through the Company's website, the Company has begun marketing its products and services nationwide. The Company has targeted its marketing efforts particularly on small businesses, non-profit organizations and school associations. The Company believes that by focusing on smaller clients it can establish a sizable market share within this targeted customer base, because it feels that smaller customers are often times neglected by the Company's competition, who focus on larger clients. The Company seeks to develop these smaller organizations into a loyal customer base. The Company also believes that it provides a high level of professional customer service and maintains that superior service will allow the Company to retain and attract customers not solely through price.

     MARKETING AND ADVERTISING

     The Company markets its products and services through the use of a direct mail campaign, word of mouth, and through the Company's website. The Company markets to new customers through a direct mail campaign. The Company acquired a list of the major employers in Utah with less than 1,000 full-time employees, from the Salt Lake City Chamber of Commerce. The list includes approximately 600 profit companies with division or corporate headquarters based in Utah. The Company also acquired a list, from the Salt Lake City Chamber of Commerce, of approximately 100 non-profit organizations based in Utah, with less than 1,000 employees. The Company has also compiled a mailing list of all public high schools in Salt Lake City, targeting them with a direct mail campaign. The Company also makes an effort to attract and develop business by networking with its existing clients, and promoting its services through word of mouth advertising.

     The Company's website is an additional marketing tool used to attract customers. Current and future clients can access products, services and information regarding the Company via www.planapromotions.com.

     DELIVERY AND TRANSPORTATION

     The Company's suppliers can ship either directly to the client or to the Company itself. Typically if the product is a finished product, the suppliers ship the product directly to the client, and the Company sends a separate invoice for the order. If the product needs screen printing, embroidery or other finishing services, the Company delivers the product to the client upon completion of the order. The Company has access to a variety of ground and air shipping companies and can typically deliver the product to the client within a few days.

     PROMOTIONAL MERCHANDISE INDUSTRY

     According to the Promotional Products Association International (a non-profit association dedicated to professionals of the promotional products industry), worldwide sales of promotional products in 2004 were approximately $17.3 billion. Roughly 30% of overall industry sales were related to wearable merchandise, including T-shirts, golf-shirts, aprons, uniforms, blazers, caps, hats, headbands, jackets, neckwear, and footwear. Advertising Specialty Institute estimates that more than 3,000 manufacturers sell their products to nearly 20,000 value-added resellers similar to Plan A Promotions.

     COMPETITION

     The promotional merchandise industry is highly competitive, ranging from small start-up merchandise companies, like Plan A Promotions, to large, well-established companies which specialize in catering to large national or multi-national corporations. Plan A Promotions business plan positions the Company as a supplier of products and services to the industry's smaller customers. The Company's plan is to target small businesses and organizations(1,000 employees or less), rather than attempt to compete for the business of large corporations.

     The Company has numerous competitors with similar marketing plans, access to similar distributors, and similar products. The Company believes that its success relies on its ability to establish a returning customer base by providing quality products and a unparalleled customer service. Success is also dependent upon expanding the Company's customer base through it marketing efforts.

     EMPLOYEES

     The Company's officers and Directors are the only employees. Alycia Anthony, President and Director, is responsible for the daily operations of the Company and Nicholl Heieren, Vice President and Director and Sharlene Doolin, Secretary and Director, oversee strategy and development of the Company's business plan. Ms. Anthony has been responsible for establishing the Company's operations. She has been responsible for obtaining the appropriate licenses, developing the marketing plan, developing relationships with distributors, service companies and the Company's customers. For the foreseeable future the Company plans on paying Ms. Anthony $250 per month for compensation of services performed. Ms. Heieren and Ms. Doolin will receive compensation based on services performed. The Company's compensation plan may change depending on the success and profitability of its operations.

     COMPANY HEADQUARTERS

     The Company's office is located at 3010 Lost Wood Drive, Sandy, Utah 84092. The Company's office is provided by the Company's President at no cost. If necessary, the Company will lease an office to accommodate future growth. The Company's computers and phones are also provided by the Company's President at no cost to the Company.

     At some point in the future, depending on the Company's growth and demanded space requirements, the Company will look to lease an office. Anticipated rent including utilities will range between $500 and $750 per month.

     RESULTS OF OPERATIONS
     ---------------------

     The Company has not generated a profit since inception. The Company generated a net loss of ($2,667) on revenue of $929 for the quarter ended December 31, 2005, compared to a net loss of ($1,460) on revenue of $2,407 for the quarter ended December 31, 2004. The increase in the loss during the quarter ended December 31, 2005, was primarily attributable to the lack of revenue generated in the quarter ended December 31, 2005. The Company's marketing efforts, which primarily began in the fourth quarter of 2005, has yet to generate new business in the first quarter of 2006. The Company will continue to advertise and market to generate new clients, as well as market and directly contact its previous clients to generate revenue.

     The Company's plans for future growth are to continue to focus on the Company's primary market, within the greater Salt Lake City, Utah area. In addition the Company will continue to add to its primary market by utilizing the Company's website to market nationwide. The Company will further continue to pursue opportunities to market its website with the use of banner ads and search engine placement campaigns.

     LIQUIDITY

     During the quarter ended December 31, 2005, the Company generated no revenue. There were no accounts receivable outstanding at December 31, 2005. Furthermore the Company had no inventory at the end of the quarter ended December 31, 2005.

     Future cash flow from operations is anticipated to cover the Company's general expenses of operation. Currently, the Company does not anticipate any additional short term or long term capital requirements for operational expenses. If Company deems additional funds are needed for purchase orders, the Company's management will advance the Company monies not to exceed $20,000, as loans to the Company, to help the Company acquire inventory. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $20,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds.

     The Company has completed the following two transactions to finance its operation:

     1) On December 12, 2003, the Company issued 126,000 shares of common stock at $0.02 per share for total proceeds to the Company of $2,520. The shares were issued pursuant to a Pre-organization Subscription Agreement

     2) On January 28, 2004, the Company completed an offering of 1,074,000 shares of common stock at a price of $0.03 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission, and the applicable provisions of Rule 144-14-25s of the Utah
     Division of Securities, which provides for sales of securities by public solicitation to "accredited" investors. The offering was subsequently closed and the Company received gross proceeds of $32,220.

Item 3.Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

None; applicable

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Plan A Promotions, Inc.,(the "Company") on Form 10-QSB for the quarter ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alycia Anthony, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 2/10/06               /S/ALYCIA ANTHONY
                            Alycia Anthony, Chief Executive Officer and
                            Chief Financial Officer

                                  CERTIFICATION

I, Alycia Anthony, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Plan A Promotions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 02/10/06                  /S/ALYCIA ANTHONY
                                --------------------------------------------
                                Alycia Anthony, Chief Executive Officer and
                                Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Plan A Promotions, Inc.



Date: 02/10/06              /S/ALYCIA ANTHONY
                            Alycia Anthony, President and Director