Form 10QSB
period 2006-03-31
Plan A Promotions, Inc.
filed 2006-05-15
CIK 1341726

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2006

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

(1)  Yes  X    No              (2)  Yes  X      No
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                 April 1, 2006

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


                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                             Condensed Balance Sheet
                              As of March 31, 2006
                             and September 30, 2005

                                                       03/31/06      09/30/05
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $   13,507  $   22,914
                                                      -----------    --------
Total Current Assets                                      13,507      22,914
                                                      -----------    --------


Property and Equipment (net)                               2,289       2,860
                                                      -----------    --------

         Total Assets                                 $   15,796 $    25,774
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

      Franchise Taxes Payable                                  0         200
      Accrued Liabilities (Note 3)                         5,489       4,061
                                                      -----------    --------
         Total Current Liabilities                         5,489       4,261

                                                      -----------    --------
         Total Liabilities                            $    5,489   $   4,261
                                                      ===========    ========

Stockholders' Equity
      Preferred stock; par value ($0.01);
         Authorized 5,000,000 shares
         none issued or outstanding                            0           0
      Common stock; par value ($0.01);
         authorized 50,000,000 shares; issued
         and outstanding 1,200,000                        12,000      12,000
      Paid-in Capital                                     24,237      24,237
      Deficit accumulated during the development stage   (25,930)    (14,724)
                                                      -----------    --------
         Total Stockholders' Equity                       10,307      21,513
                                                      -----------    --------
         Total Liabilities and Stockholders' Equity    $  15,796  $   25,774
                                                      ===========    ========



                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                       Condensed Statements of Operations
        For the Three and Six Month Periods Ended March 31, 2005 and 2006
            and for the period from inception through March 31, 2006
                                                                                                          For the
                                                                                                        Period from
                                         For the       For the       For the      For the                Inception
                                       Three Months  Three Months   Six Months   Six Months             [12/12/03]
                                          Ended         Ended        Ended          Ended                 through
                                         03/31/05      03/31/06     03/31/05      03/31/06               03/31/06
                                        ---------     ---------    ---------     ---------             -----------


Revenues                                 $ 3,760       $      0    $   6,167     $     929              $    8,969
Cost of Sales                            $ 2,853       $      0    $   5,244     $     675                   7,536
                                         --------      ---------    --------      ---------            -----------
  Gross Margin                               907              0          923           254                   1,433

General and Administrative Expenses        4,278          8,414        5,753        11,231                  26,657
                                         --------      ---------    --------      ---------            -----------
Operating Loss                            (3,371)        (8,414)      (4,830)      (10,977)                (25,224)
Interest Expense                              31            125           31           228                     506
                                         --------      ---------    --------      ---------            -----------
Net Loss Before Income Taxes              (3,402)        (8,539)      (4,861)      (11,205)                (25,730)

Provision for Income Taxes                     0              0            0             0                     200
                                         --------      ---------    --------      ---------            -----------
Net Loss                                  (3,402)        (8,539)      (4,861)      (11,205)               (25,930)
                                         ========      =========    ========      =========            ===========

Loss Per Share                           $  (.01)      $   (.01)    $  (.01)      $   (.01)
                                         ========      =========    ========      =========

Weighted Average Shares Outstanding      1,200,000     1,200,000    1,200,000     1,200,000
                                         ========      =========    ========      =========

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                       Condensed Statements of Cash Flows
             For the Six Month Periods Ended March 31, 2005 and 2006
            and for the period from inception through March 31, 2006


                                                                                         For the
                                                                                       Period from
                                                            For the       For the       Inception
                                                           Six Months   Six Months    [12/12/03]
                                                             Ended         Ended         through
                                                           03/31/05      03/31/06       03/31/06
                                                           ---------     --------      -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                                      (4,861)      (11,205)       (25,930)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Increase/(Decrease) in current liabilities                 1,255         1,228          5,489
    Depreciation                                                 483           570          2,033
                                                           ---------     ---------       --------
     Net Cash Provided/(Used) in Operating  Activities        (3,123)       (9,407)       (18,408)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                     (2,822)            0         (2,322)
                                                           ---------     ---------       --------
              Net Cash Used by Investing Activities           (2,822)            0         (2,322)

Cash Flows Provided by Financing Activities
    Issued stock for cash                                          0             0         34,737
                                                           ---------     ---------       --------
              Net Cash Provided by Financing Activities            0             0         34,737

              Net Increase(decrease) in Cash                  (5,945)       (9,407)        13,507

Beginning Cash Balance                                        31,976        22,914              0
                                                           ---------     ---------       --------

Ending Cash Balance                                      $    26,031        13,507     $   13,507
                                                           =========     =========       ========

Supplemental Disclosure Information
              Property Contributed by a Shareholder                0             0          1,500

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                    Notes to the Interim Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on form 10-SB. The results of operation for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full years.


NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net loss of (8,539) for the three months ended March 31, 2006. At March 31, 2006, the Company had total current assets of $13,507 and total liabilities of $5,489. These obligations are expected to increase by $250 per month due to accrued salaries payable owed to the Company's executive officer. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3- OFFICER COMPENSATION EXPENSES

          The total expense for the Company's President is $250 per month, and is recorded as an accrued liability on the Company's balance sheet and is included in the general and administrative expenses on the Company's income statement. As of March 31, 2006, the officer is owed $5,489 in accrued compensation and interest.

Item 2.Management's Discussion and Analysis or Plan of Operation.

     PLAN OF OPERATION
     -----------------

     The Company's plan of operation for the next 12 months is to continue with its current business operations, as a value-added reseller, specializing in promotional merchandise and apparel, employee recognition and incentive programs, business gifts and marketing expertise. The Company provides its targeted customers, which include corporations, non-profit organizations, schools, and education associations with over 500,000 promotional and marketing products. However, the company has accumulated losses since inception and has not been able to generate profits from operations. Operating capital has been raised through the Company's shareholders. Furthermore, the Company has not been able to generate positive cash flow from operations since inception. These factors raise substantial doubt the Company's ability to continue as a going concern.

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

     The Company also provides customers with art design and consultation services through its relationships with several art and graphic design houses, which the Company outsources its design work. These firms operate as independent consultants for Plan A Promotions and charge the Company directly for their services. The Company then marks up the design charges, and incorporates them into the client's overall merchandising package. The Company does not have any standing contractual relationships with any design firms; however, existing relationships between the Company and many different graphic design houses will allow the provision of these outsourced services to any of the Company's customers.

     Currently the Company's primary market is within the greater Salt Lake City, Utah area. However, through the Company's website, the Company will continue to market its products and services nationwide. The Company has targeted its marketing efforts particularly on small businesses, non-profit organizations and school associations. The Company believes that by focusing on smaller clients it can establish a sizable market share within this targeted customer base, because it feels that smaller customers are often times neglected by the Company's competition, who focus on larger clients. The Company seeks to develop these smaller organizations into a loyal customer base. The Company also believes that it provides a high level of professional customer service and maintains that superior service will allow the Company to retain and attract customers not solely through price.

     MARKETING AND ADVERTISING

     The Company markets its products and services through the use of a direct mail campaign, word of mouth, and through the Company's website. The Company markets to new customers through a direct mail campaign. The Company acquired a list of the major employers in Utah with less than 1,000 full-time employees, from the Salt Lake City Chamber of Commerce. The list includes approximately 600 profit companies with division or corporate headquarters based in Utah. The Company also acquired a list, from the Salt Lake City Chamber of Commerce, of approximately 100 non-profit organizations based in Utah with less than 1,000 employees. The Company has also compiled a mailing list of all public high schools in Salt Lake City, targeting them with a direct mail campaign. The Company also makes an effort to attract and develop business by networking with its existing clients and promoting its services through word of mouth advertising.

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

     The Company has numerous competitors with similar marketing plans, access to similar distributors, and similar products. The Company believes that its success relies on its ability to establish a returning customer base by providing quality products and unparalleled customer service. Success is also dependent upon expanding the Company's customer base through it marketing efforts.

     EMPLOYEES

     The Company's officers and directors are the only employees. Alycia Anthony, President and Director, is responsible for the daily operations of the Company, and Nicholl Heieren, Vice President and Director and Sharlene Doolin, Secretary and Director, oversee strategy and development of the Company's business plan. Ms. Anthony has been responsible for establishing the Company's operations. She has been responsible for obtaining the appropriate licenses, developing the marketing plan, developing relationships with distributors, service companies and the Company's customers. For the foreseeable future the Company plans on paying Ms. Anthony $250 per month for compensation of services performed. Ms. Heieren and Ms. Doolin will receive compensation based on services performed. The Company's compensation plan may change depending on the success and profitability of its operations.

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

     RESULTS OF OPERATIONS
     ---------------------

     The Company has not generated a profit since inception. The Company generated a net loss of ($8,539) with no revenue for the quarter ended March 31, 2006, compared to a net loss of ($3,402) on revenue of $3,760 for the quarter ended March 31, 2005. The increase in the loss during the quarter ended March 31, 2006, was primarily attributable to the lack of revenue generated and increased accounting costs incurred in the quarter ended March 31, 2006. The Company will continue to advertise and market to generate new clients, as well as market and directly contact its previous clients to generate revenue.

     The Company's plans for future growth are to continue to focus on the Company's primary market within the greater Salt Lake City, Utah area. In addition the Company will continue to add to its primary market by utilizing the Company's website to market nationwide. The Company will further continue to pursue opportunities to market its website with the use of banner ads and search engine placement campaigns.

     LIQUIDITY

     During the quarter ended March 31, 2006, the Company generated no revenue. There were no accounts receivable outstanding at March 31, 2006. Furthermore the Company had no inventory at the end of the quarter ended March 31, 2006.

     Future cash flow from operations is anticipated to cover the Company's general expenses of operation. Currently, the Company does not anticipate any additional short term or long term capital requirements for operational expenses. If the Company deems additional funds are needed for purchase orders, the Company's management will advance the Company monies not to exceed $20,000, as loans to the Company, to help the Company acquire inventory. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $20,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds.

     The Company has completed the following transactions to finance its operation:

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Plan A Promotions, Inc.,(the "Company") on Form 10-QSB for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alycia Anthony, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 5/11/06               /S/ALYCIA ANTHONY
                            Alycia Anthony, Chief Executive Officer and
                            Chief Financial Officer

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


Date: 5/11/06                  /S/ALYCIA ANTHONY
                                --------------------------------------------
                                Alycia Anthony, Chief Executive Officer and
                                Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Plan A Promotions, Inc.



Date: 5/11/06               /S/ALYCIA ANTHONY
                            Alycia Anthony, President and Director