Form 10QSB
period 2006-06-30
Plan A Promotions, Inc.
filed 2006-08-14
CIK 1341726

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2006

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

                                 August 10, 2006

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


                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                                  Balance Sheet
                              As of June 30, 2006
                             and September 30, 2005

                                                       06/30/06      09/30/05
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $    9,818  $   22,914
      Accounts Receivable                                      0           0
                                                      -----------    --------
Total Current Assets                                       9,818      22,914
                                                      -----------    --------


Property and Equipment (net)                               4,923       2,860
                                                      -----------    --------

         Total Assets                                 $   14,741 $    25,774
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

      Accounts Payable                                   1,599           0
      Franchise Taxes Payable                                  0         200
      Accrued Liabilities (Note 3)                         6,269       4,061
                                                      -----------    --------
         Total Current Liabilities                         7,868       4,261

                                                      -----------    --------
         Total Liabilities                            $    7,868   $   4,261
                                                      ===========    ========

Stockholders' Equity [Note 4]
      Preferred stock; par value ($0.01);
         Authorized 5,000,000 shares
         none issued or outstanding                            0           0
      Common stock; par value ($0.01);
         authorized 50,000,000 shares; issued
         and outstanding 1,200,000                        12,000      12,000
      Paid-in Capital                                     24,237      24,237
      Deficit accumulated during the development stage   (29,364)    (14,724)
                                                      -----------    --------
         Total Stockholders' Equity                        6,873      21,513
                                                      -----------    --------
         Total Liabilities and Stockholders' Equity    $  14,741  $   25,774
                                                      ===========    ========

                 See accompanying notes to financial statements



                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                            Statements of Operations
        For the Three and Nine Month Periods Ended June 30, 2006 and 2005
            and for the period from inception through June 30, 2006
                                                                                                          For the
                                                                                                        Period from
                                         For the       For the       For the      For the                Inception
                                       Three Months  Three Months   Nine Months   Nine Months             [12/12/03]
                                          Ended         Ended        Ended          Ended                 through
                                         06/30/06      06/30/05     06/30/06      06/30/05               06/30/06
                                        ---------     ---------    ---------     ---------             -----------


Revenues                                 $     0       $      0    $     929     $   6,167              $    8,969
Cost of Sales                            $     0       $      0    $     675     $   5,266                   7,536
                                         --------      ---------    --------      ---------            -----------
  Gross Margin                                 0              0          254           901                   1,433

General and Administrative Expenses        3,294          3,738       14,526         9,470                  29,951
                                         --------      ---------    --------      ---------            -----------
Operating Loss                            (3,294)        (3,738)     (14,272)       (8,569)                (28,518)
Interest Expense                             140             89          368           120                     646
                                         --------      ---------    --------      ---------            -----------
Net Loss Before Income Taxes              (3,434)        (3,827)     (14,640)       (8,689)                (29,164)

Provision for Income Taxes                     0              0            0             0                     200
                                         --------      ---------    --------      ---------            -----------
Net Loss                                  (3,434)        (3,827)     (14,460)       (8,689)               (29,364)
                                         ========      =========    ========      =========            ===========

Loss Per Share                           $  (.01)      $   (.01)    $  (.01)      $   (.01)           $      (.03)
                                         ========      =========    ========      =========            ===========

Weighted Average Shares Outstanding      1,200,000     1,200,000    1,200,000     1,200,000              1,200,000
                                         ========      =========    ========      =========           ===========

                 See accompanying notes to financial statements

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                            Statements of Cash Flows
             For the Nine Month Periods Ended June 30, 2006 and 2005
            and for the period from inception through June 30, 2006


                                                                                         For the
                                                                                       Period from
                                                            For the       For the       Inception
                                                           Nine Months   Nine Months    [12/12/03]
                                                             Ended         Ended         through
                                                           06/30/06      06/30/05       06/30/06
                                                           ---------     --------      -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                                     (14,640)       (8,687)       (29,364)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Increase/(Decrease) in accounts receivables                    0             0              0
    Increase/(Decrease) in current liabilities                 3,607         2,285          7,868
    Depreciation                                                 927           724          2,389
                                                           ---------     ---------       --------
     Net Cash Provided by/(Used for) in Operating  Activities(10,106)       (5,678)       (19,107)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                     (2,990)       (2,822)        (5,812)
                                                           ---------      ---------       --------
              Net Cash Used by Investing Activities           (2,990)            0         (5,812)

Cash Flows Provided by Financing Activities
    Issued stock for cash                                          0             0         34,737
                                                           ---------     ---------       --------
              Net Cash Provided by Financing Activities            0             0         34,737

                Net Increase(decrease) in Cash               (13,096)       (8,500)         9,818

Beginning Cash Balance                                        22,914        31,976              0
                                                           ---------     ---------       --------

Ending Cash Balance                                      $     9,818        23,476     $    9,818
                                                           =========     =========       ========

Supplemental Disclosure Information
            Property Contributed by a Shareholder                  0             0          1,500


                 See accompanying notes to financial statements

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                    Notes to the Interim Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The  accompanying  unaudited  interim  financial  statements of Plan A
          Promotions, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Registration Statement. In the opinion of management these interim financial statements contain all normal recurring adjustments necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of (3,434) for the three months ended June 30, 2006. At June 30, 2006, the Company had total current assets of $9,818 and total liabilities of $7,868. These obligations are expected to increase by $250 per month due to accrued salaries payable owed to the Company's executive officer. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3- OFFICER COMPENSATION EXPENSES

          The total expense for the Company's President is $250 per month, and all is recorded as an accrued liability on the Company's balance sheet. It is included in the general and administrative expenses on the Company's income statement. As of June 30, 2006, the officer is owed $6,269 in accrued compensation and interest.


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

     RESULTS OF OPERATIONS
     ---------------------

     The Company has not generated a profit since inception. The Company generated a net loss of ($3,434) with no revenue for the quarter ended June 30, 2006, compared to a net loss of ($3,827) with no revenue for the quarter ended June 30, 2005. The decrease in the loss during the quarter ended June 30, 2006, was primarily attributable to the decreased legal and accounting costs incurred in the quarter ended June 30, 2006. The Company will continue to advertise and market to generate new clients, as well as market and directly contact its previous clients to generate revenue.

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

     LIQUIDITY

     During the quarter ended June 30, 2006, the Company generated no revenue. There were no accounts receivable outstanding at June 30, 2006. Furthermore the Company had no inventory at the end of the quarter ended June 30, 2006.

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

Item 3.Controls and Procedures

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.



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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Plan A Promotions, Inc.,(the "Company") on Form 10-QSB for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alycia Anthony, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 8/10/06               /S/ALYCIA ANTHONY
                            Alycia Anthony, Chief Executive Officer and
                            Chief Financial Officer

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


Date: 8/10/06                  /S/ALYCIA ANTHONY
                                --------------------------------------------
                                Alycia Anthony, Chief Executive Officer and
                                Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Plan A Promotions, Inc.



Date: 8/10/06              /S/ALYCIA ANTHONY
                            Alycia Anthony, President and Director