Form 10QSB/A
period 2005-12-31
Plan A Promotions, Inc.
filed 2006-10-16
CIK 1341726

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB/A

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Plan A Promotions, Inc.,(the "Company") on Form 10-QSB/A for the quarter ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alycia Anthony, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 10/16/06              /S/ALYCIA ANTHONY
                            Alycia Anthony, Chief Executive Officer and
                            Chief Financial Officer

                                  CERTIFICATION

I, Alycia Anthony, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Plan A Promotions, Inc.;

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


Date: 10/16/06                  /S/ALYCIA ANTHONY
                                --------------------------------------------
                                Alycia Anthony, Chief Executive Officer and
                                Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Plan A Promotions, Inc.



Date: 10/16/06              /S/ALYCIA ANTHONY
                            Alycia Anthony, President and Director