Form 10QSB/A
period 2006-03-31
Plan A Promotions, Inc.
filed 2006-10-16
CIK 1341726

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Plan A Promotions, Inc.,(the "Company") on Form 10-QSB/A for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alycia Anthony, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


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