Form 10QSB/A
period 2005-12-31
Plan A Promotions, Inc.
filed 2006-11-21
CIK 1341726

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|


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


Date: 11/21/06              /S/ALYCIA ANTHONY
                            Alycia Anthony, Chief Executive Officer and
                            Chief Financial Officer

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


Date: 11/21/06                  /S/ALYCIA ANTHONY
                                --------------------------------------------
                                Alycia Anthony, Chief Executive Officer and
                                Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Plan A Promotions, Inc.



Date: 11/21/06              /S/ALYCIA ANTHONY
                            Alycia Anthony, President and Director