Form 10KSB
period 2006-09-30
Plan A Promotions, Inc.
filed 2006-12-28
CIK 1341726

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended September 30, 2006
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                               Commission File No.
                                    00-51638

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

 Securities Registered under Section 12(b) of the Exchange Act: None

Name of Each Exchange on Which Registered: None

Securities Registered under Section 12(g) of the Exchange Act: $0.01 par value common stock

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                               ---   ---

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: September 30, 2006
- $3,770


     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 14, 2006 - $6,615. There are approximately 220,500 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock since inception, the Company has arbitrarily valued these shares at the price of its most recent offering price of $.03 per share.


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
     None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                DECEMBER 14, 2006

                                    1,200,000

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

     ORGANIZATION, CHARTER AMENDMENTS AND GENERAL HISTORY

     Plan A Promotions, Inc. (the "Company" or "Plan A Promotions") was incorporated under the laws of the State of Utah on December 12, 2003, as "Lostwood Professional Services, Inc." On July 21, 2004, the Company changed its name to "Plan A Promotions, Inc.," Copies of the Company's Articles of Incorporation, Amendments to the Articles of Incorporation and Bylaws are attached hereto and are incorporated herein by reference. See the Index to Exhibits, Part III, Item 1.

     The Company's operations during the year ended September 30, 2006, resulted in $3,770 in revenue. The Company's cost of goods for the year ended September 30, 2006, was $3,492 and general and administrative expenses were $21,463, resulting in an operating loss of $21,185, and a net loss of $21,682 after accounting for interest expenses and franchise taxes.

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended September 30, 2006, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations.

BUSINESS OF ISSUER
-------------------

     BUSINESS OPERATIONS

     Plan A Promotions is a value-added reseller, specializing in promotional merchandise and apparel, employee recognition and incentive programs, business gifts and marketing expertise. The Company provides its targeted customers-which include corporations, non-profit organizations, schools, and education associations with over 500,000 promotional and marketing products.

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

     MARKETING AND ADVERTISING

     The Company markets its products and services through the use of a direct mail campaign, word of mouth, and through the Company's website. The Company markets to new customers through a direct mail campaign. The Company acquired a list of the major employers in Utah with less than 1,000 full-time employees, from the Salt Lake City Chamber of Commerce. The list includes approximately 600 profit companies with division or corporate headquarters based in Utah. The Company also acquired a list, from the Salt Lake City Chamber of Commerce, of approximately 100 non-profit organizations based in Utah, with less than 1,000 employees. The Company has also compiled a mailing list of all public high schools in Salt Lake City, targeting them with a direct mail campaign and other marketing efforts. The Company also makes an effort to attract and develop business by networking with its existing clients, and promoting its services through word of mouth advertising.

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

     PROMOTIONAL MERCHANDISE INDUSTRY

     According to the Promotional Products Association International (a non-profit association dedicated to professionals of the promotional products industry), worldwide sales of promotional products in 2004 were approximately $17.3 billion. Roughly 30% of overall industry sales were related to wearable merchandise, including T-shirts, golf-shirts, aprons, uniforms, blazers, caps, hats, headbands, jackets, neckwear, and footwear. Advertising Specialty Institute estimates that more than 3,000 manufacturers sell their products to nearly 20,000 value-added resellers similar to Plan A Promotions

     COMPETITION

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

     PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

     Other than possibly applying for a trademark on the Company's name, Plan A Promotions, Inc., the Company does not foresee filing any applications for patents or licenses. The Company also does not plan to execute any franchises, concession or royalty agreements or labor contracts.

     EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

     The Company is not currently subject to many direct government regulation, other than the securities laws and the regulations thereunder applicable to all publicly owned companies, the laws and regulations applicable to general businesses. It is possible that certain laws and regulations may be adopted at the local, state, national and international level that could effect the Company's operations. Changes to such laws could create uncertainty in the marketplace which could reduce demand for the Company's products or increase the cost of doing business as a result of costs of litigation or a variety of other such costs, or could in some other manner have a material adverse effect on the Company's business, financial condition, results of operations and prospects. If any such law or regulation is adopted it could limit the Company's ability to operate and could force the business operations to cease, which would have a significantly negative effect on the shareholder's investment.

     COMPLIANCE WITH ENVIRONMENTAL LAWS (FEDERAL, STATE AND LOCAL)

     Due to the nature of the Company's operations, the Company does not believe that compliance with environmental laws will have a material impact on the Company or its operations.

     REPORTING REQUIREMENTS

     As an issuer whose securities will be registered under Section 12(g) of the Exchange Act, the Company will be required to file periodic reports with the Securities and Exchange Commission (the "Commission"). In addition, the National Association of Securities Dealers, Inc. (the "NASD"), requires that all issuers maintaining quotations of their securities on the OTC Bulletin Board file periodic reports under the Exchange Act.

     The public may read and copy any materials that the Company files with the Commission at the Commission's Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330 or 1-202-942-8090. The Commission maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. The address of that site is http://www.sec.gov.

     SMALL BUSINESS ISSUER

     The Commission's integrated disclosure system for small business issuers, which was adopted in Release No. 34-30968 and became effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. The Company is deemed to be a "small business issuer."

     SARBANES-OXLEY ACT

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     *  Our  periodic   reports  must   disclose  our   conclusions   about  the
     effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

RISK FACTORS
------------

     The Company's present and intended business operations are highly speculative and involve substantial risks. Only investors who can bear the risk of losing their entire investment should consider buying our shares. All risk factors that you should consider are the following:

     THE COMPANY IS IN AN EARLY STAGE OF DEVELOPMENT

     Plan A Promotions is a development stage company. The Company has limited assets and has had limited material operations since inception. The Company can provide no assurance that its current and proposed business will produce any material revenues or that will ever operate on a profitable basis.

     THE COMPANY MAY EXPERIENCE LOSSES ASSOCIATED WITH START-UP

     The Company has limited operating history. The Company will also experience expenses related to the initial start-up of the business, including marketing, selling, general and administrative expenses. The Company expects that its initial and ongoing business expenses will result in losses early in its development.

     THE COMPANY MAY EXPERIENCE FLUCTUATIONS IN OPERATING RESULTS

     The Company's operating results are likely to fluctuate in the future as a result of a variety of factors. Some of these factors may include economic conditions; the amount and timing of the receipt of new business; the success of the Company's marketing strategy; capital expenditures and other costs relating to the expansion of operations; the ability of the Company to develop contacts and establish a network and customer base within the promotional merchandise industry; the cost of advertising and related media. Due to all of the foregoing factors, the Company's operating results in any given quarter may fall below expectations. In such an event, any future trading price of the Company's common stock would likely be materially and adversely affected.

     THE COMPANY'S BUSINESS MODEL MAY CHANGE OR EVOLVE

     The Company and its prospects must be considered in light of the risks, as identified in the Risk Factors section of this filing, expenses and difficulties frequently encountered by companies in an early stage of development. Such risks for the Company include, but are not limited to, an evolving business model. To address these risks the Company must, among other things, develop strong business practices and management activities, develop the strength and quality of its operations, maximize the value delivered to clients, develop and enhance the Company's brand through marketing and networking initiatives. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition, result of operations and prospects.

     THE INDUSTRY THAT THE COMPANY PARTICIPATES HAS RELATIVELY LOW BARRIERS TO ENTRY AND THE COMPANY MAY FACE SIGNIFICANT COMPETITION

     There are relatively low barriers to entry into the Company's industry. Because firms such as the Company rely on the skill, knowledge and relationships of their personnel and their ability to market and create brand awareness, they have no patented technology that would preclude or inhibit competitors from entering their markets. The Company started with limited capital and anyone interested in entering the Company's business could also start with limited capital. In addition, any large or small promotional merchandise company that seeks to enter the industry could initiate a marketing strategy and seek to obtain clients in the same or similar manner used by the Company, or could obtain clients through numerous other channels.

     The Company is likely to face additional competition from new entrants into the market in the future because there are relatively low barriers to entry. The Company will face competition from existing, established promotional merchandising companies, in addition to the competition faced by new entrants into the market. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by the Company, which could have a material adverse effect on its business, financial condition, results of operations and prospects.

     AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended September 30, 2005, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

     THE COMPANY MAY NEED FUTURE CAPITAL AND MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING

     The Company may need future capital and may not be able to obtain additional financing. If additional funds are needed, funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition, results of operations and prospects.

     FUTURE  CAPITAL  RAISED  THROUGH  EQUITY   FINANCING  MAY  BE  DILUTIVE  TO
     STOCKHOLDERS

     Any additional equity financing may be dilutive to stockholders. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution in net book value per share and such equity securities may have rights, preferences or privileges senior to those of the holder of the Company's common stock.

     FUTURE DEBT FINANCING MAY INVOLVE RESTRICTIVE COVENANTS THAT MAY LIMIT THE COMPANY'S OPERATING FLEXIBILITY

     Furthermore, a debt financing transaction, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. If additional funds are raised through debt financing, the debt holders may require the Company to make certain agreements, covenants, which could limit or prohibit the Company from taking specific actions, such as establishing a limit on further debt, a limit on dividends, limit on sale of assets, or specific collateral requirements. Furthermore, if the Company raises funds through debt financing, the Company would also become subject to interest and principal payment obligations. In either case, if the Company was unable to fulfill either the covenants or the financial obligations, the Company may risk defaulting on the loan, whereby ownership of the firm's assets could be transferred from the shareholders to the debt holders.

     EXECUTIVE OFFICERS HAVE LIMITED LONG-TERM EXPERIENCE WITHIN THE PROMOTIONAL MERCHANDISE INDUSTRY

     Other than Ms. Doolin's experience in the promotional merchandise industry, the Company's officers have no specific experience in the development and marketing of promotional materials. This lack of experience may make it more difficult to establish the contacts and relationships necessary to successfully market products and services. The Company is dependent to a great extent upon the experience and abilities of Sharlene Doolin, the Company's Secretary and Director. Ms. Doolin has over fifteen years of merchandising experience, working with non-profit organizations and school associations. The loss of services of Ms. Doolin could have a material adverse effect on the Company's business, financial condition or results of operation.

     THE COMPANY'S SUCCESS IS DEPENDENT ON MANAGEMENT

     The  Company's  success  is  dependent,   in  large  part,  on  the  active
participation of the Executive Officers. The loss of their services would materially adversely effect the Company's business and future success. The
Company does not have employment agreements with its Executive Officers. The Company does not have key-man life insurance in effect at the present time.

     THE COMPANY MAY FACE POTENTIAL LIABILITY TO CLIENTS

     The Company intends to market and distribute products and services. Its failure or inability to properly acquire and deliver its products and services to clients could impact the Company's business reputation or result in a claim for substantial damages, regardless of its responsibility for such failure. The Company does not have an insurance policy covering claims of this kind, and such claims could adversely affect the Company's business, results of operations and financial conditions.

     EXECUTIVE OFFICERS AND MAJORITY SHAREHOLDERS MAINTAIN SIGNIFICANT CONTROL OVER THE COMPANY AND ITS ASSETS

     Plan A Promotions' Executive Officers maintain control over the Company's board of directors and also control the Company's business operations and policies. In addition, eight shareholders, excluding the Company's Executive Officers, control 75.3% of the Company's issued and outstanding common stock. As a result, these majority shareholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. See Part I, Item 4.

     THE COMPANY IS UNLIKELY TO PAY DIVIDENDS

     It is unlikely that the Company will pay dividends on its common stock, resulting in an investor's only return on an investment in the Company's common stock being the appreciation of the per share price. The Company can make no assurances that the Company's common stock will ever appreciate.

     THERE IS NO PUBLIC MARKET FOR THE COMPANY'S SECURITIES

     There has never been any "established trading market" for shares of common stock of the Company. The Company intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"). If a market for the Company's common stock does develop, the stock price may be volatile. The stock price may be volatile because the Company has limited public float and high concentration of ownership in a few stockholders, both of which can have an adverse effect on the any market of the Company's stock price.

     The Company does not expect the securities of the Company to trade at a price much higher than their initial offering price, which would make the Company's common stock "penny stock." Because of this the Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Because the Company's securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to the Company and its securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

     No assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market; and all of these persons have satisfied the "holding period" under Rule 144.

     There is currently no market for the Company's common stock and there is no assurance that a market will develop. If a market develops, we anticipate that the market price of the Company's common stock will be subject to wide fluctuations in response to several factors including;

        - The Company's ability to execute its business plan and significantly grow the business.
        - Increased competition from competitors who offer competing products and services.
        - The Company's financial condition and results of operations.

     THE COMPANY'S SECURITIES MAY HAVE A LIMITED MARKET DUE TO RULES ASSOCIATED WITH PENNY STOCKS

     The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended.

     Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

     Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

        - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
        - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
        - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
        - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
        - The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

     Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

     Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.


     NO ASSURANCE CAN BE GIVEN THAT ANY MARKET FOR THE COMPANY'S COMMON STOCK WILL DEVELOP OR BE MAINTAINED AND IF A MARKET DEVELOPS THE SALE OF "UNREGISTERED" AND "RESTRICTED" SHARES BY MEMBERS OR MANAGEMENT MAY HAVE AN ADVERSE EFFECT ON THE MARKET FOR THESE SHARES

     Prior to the Company's organization, the Company authorized and subsequently issued 126,000 shares of common stock to three individuals pursuant to a Pre-organization Subscription Agreement. The shares were issued for cash at $0.02 per share for a total of $2,520.

     Following the Company's organization, it conducted an offering of 1,074,000 shares of common stock at a price of $0.03 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission, and the applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which provides for sales of securities by public solicitation to "accredited" investors. The offering was subsequently closed January 28, 2004, with the Company having received gross proceeds of $32,220.

     No assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market. The following table discloses the date that the Company's issued shares of common stock are available for resale:

                           Date              Number of           Aggregate
        Name              Acquired             Shares           Consideration
        ----              --------            ---------         -------------

        ALYCIA D. ANTHONY*  12/03               60,000           $   1,200

        JAMES P. DOOLIN*    12/03               60,000           $   1,200

        NICHOLL R. HEIEREN* 12/03                6,000           $     120

        PURCHASERS UNDER**  01/04            1,074,000           $  32,220
        RULE 504 OFFERING

     * The 126,000 shares that the Company issued in December, 2003, are eligible for resale pursuant to Rule 144 of the Securities and Exchange Commission. These persons have satisfied the "holding period" under Rule 144.

     ** The 1,074,000 shares that the Company issued in January 28, 2004, in connection with the Offering are eligible for resale pursuant to Rule 144 of the Securities and Exchange Commission.


Item 2.  Description of Property.
         -----------------------

     The Company's office is located at 3010 Lost Wood Drive, Sandy, Utah 84092. The Company's office, computer and phone line cost the Company approximately $150 per month.

     At some point in the future, depending on the Company's growth and demanded space requirements, the Company will look to lease a larger office. Anticipated rent including utilities will range between $500 and $750 per month.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended September 30, 2006, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

     Market Information.
     -------------------

     There has been no "public market" for shares of common stock of the Company. However, the Company has recently applied for quotation of its common stock on the OTC Bulletin Board of the NASD. The Company can make no assurances that the common stock will obtain approval for quotation on the OTC Bulletin Board. The Company also cannot guarantee that if it receives approval for quotation that any public market will develop for its securities or that, if any such market develops, it will be maintained. As a result, stockholders may not be able to sell their shares readily, if at all.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 94.

     Dividends.
     ----------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

     Sales of "Unregistered" and "Restricted"
     Securities Over The Past Three Years.
     -------------------------------------

     Prior to the Company's organization on December 12, 2003, the Company authorized and subsequently issued 126,000 shares of common stock to three individuals pursuant to a Pre-organization Subscription Agreement. The shares were issued for cash at $0.02 per share for a total of $2,520.

     Following the Company's organization, it conducted an offering of 1,074,000 shares of common stock at a price of $0.03 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission, and the applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which provides for sales of securities by public solicitation to "accredited" investors. The offering was subsequently closed January 28, 2004, with the Company having received gross proceeds of $32,220.

     For Further information see the following table: "Common Stock"

   COMMON STOCK

                         Date              Number of           Aggregate
     Name              Acquired             Shares           Consideration
     ----              --------            ---------         -------------

Alycia D. Anthony*       12/03               60,000           $   1,200
James P. Doolin*         12/03               60,000           $   1,200
Nicholl R. Heieren*      12/03                6,000           $     120

PURCHASERS UNDER**       01/04            1,074,000           $  32,220
RULE 504 OFFERING

* Alycia D. Anthony, James P. Doolin and Nicholl R. Heieren were all directors and Executive Officers of the Company at the time of purchase, and as such had access to all material information regarding the Company prior to the offer or sale of these securities. The directors and Executive Officers are "accredited investor." The offers and sales of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Sections 3(b) and/or 4(2) thereof, and from similar applicable states securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions from registration.

     ** Purchasers of the Company's securities under the Rule 504 offering were "accredited" investors. Purchasers of the Company's securities under the Rule 504 offering were "accredited" investors. All purchasers had access to all material information regarding the Company.

     There have been no other sales of the Company's unregistered securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

     PLAN OF OPERATION

     The Company's plan of operation for the next 12 months is to continue with its current business operations. However, the company has accumulated losses since inception and has not been able to generate profits from operations. Operating capital has been raised through the Company's shareholders. Furthermore, the Company has not been able to generate positive cash flow from operations since inception. These factors raise substantial doubt the Company's ability to continue as a going concern.

     RESULTS OF OPERATIONS

     The Company has not generated a profit since inception. The Company generated a net loss of ($11,324) on revenue of $7,432 for the fiscal year ended September 30, 2005 and a net loss of ($21,682) on revenue of $3,770 for the fiscal year ended September 30, 2006. The increase in the loss during the fiscal year ended September 30, 2006, was primarily attributable to the increase in general and administrative expenses, including professional and legal expenses, from $12,075 for the fiscal year ended September 30, 2005, to $21,463 for the year ended September 30, 2006.

     The Company reduced the payroll expense related to the Company's President, Alycia Anthony, from $500 per month to $250 per month. This expense was recorded as a general and administrative expense on the Company's income statement and as a related party payable on the Company's balance sheet.

     Revenues decreased from $7,432 for the fiscal year ended September 30, 2005, to $3,770 for the fiscal year ended September 30, 2006. The decrease in the Company's revenue was a result of a decrease in demand from existing customers and an unsuccessful marketing campaign to attract new customers and grow its customer base.

     The Company's plans for future growth are to continue to focus on the Company's primary market, within the greater Salt Lake City, Utah area. In addition the Company will add to its primary market by utilizing the Company's website to market nationwide. The Company also plans to direct marketing efforts to its existing customers and grow business within this customer base. The Company believes that its existing customer base could support significant growth for the Company.

     LIQUIDITY

     During the fiscal years ended September 30, 2005, and September 30, 2006, the Company generated revenues of $7,432 and $3,770 respectively; there were no accounts receivable at September 30, 2005, or September 30, 2006. Furthermore the Company had no inventory at the end of fiscal year September 30, 2005, or September 30, 2006.

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

Item 7.  Financial Statements.
         ---------------------


                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                       Financial Statements and Report of
                  Independent Registered Public Accounting Firm
                               September 30, 2006

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                      Page

Report of Independent Registered Public Accounting Firm                                 22

Balance Sheet -- September 30, 2006                                                     23

Statements of Operations for the years ended September 30, 2006 and 2005 and
for the period from Inception [December 12, 2003] through September 30,2006             24

Statements of Stockholders' Equity for the period from Inception
[December 12, 2003] through September 30, 2006                                          25

Statements of Cash Flows for the years ended September 30, 2006 and 2005 and
for the period from Inception [December 12, 2003] through September 30, 2006            26

Notes to Financial Statements                                                        27 - 31





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Plan A Promotions, Inc. [a development stage company]


     We have audited the accompanying balance sheet of Plan A Promotions [ fka Lostwood Professional Services, Inc.] (a development stage company) as of September 30, 2006, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2006 and 2005 and for the period from Inception [December 12, 2003] through September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plan A Promotions, Inc. [a development stage company] as of September 30, 2006, and the results of operations and cash flows for the years ended September 30, 2006 and 2005 and for the period from Inception [December 12, 2003] through September 30, 2006,in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations, minimal assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/MANTYLA MCREYNOLDS, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
December 14, 2006


                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                                  Balance Sheet
                               September 30, 2006

                         ASSETS

                                                             --------------
                                                             --------------
 Current Assets
      Cash                                                           7,448
                                                             --------------
                                                             --------------
 Total Current Assets                                                7,448

 Property and Equipment (net) [Note 5]                               5,107
                                                             --------------
                                                             --------------

 Total Assets                                              $        12,555
                                                             ==============
                                                             ==============

          LIABILITIES AND STOCKHOLDERS' DEFICIT

 Liabilities
 Accounts Payable                                          $          4,812
 Accrued Liabilities                                       $            953
 Related-Party Payable - Note 6                            $          6,959
                                                             --------------
                                                             --------------
 Total Current Liabilities                                           12,724
                                                             --------------
                                                             --------------
 Total Liabilities                                         $         12,724

 Stockholders' Deficit [Note 4]
      Preferred stock; par value ($0.01);
         Authorized 5,000,000 shares
         none issued or outstanding                                      0
      Common stock; par value ($0.01);
         authorized 50,000,000 shares; issued
         and outstanding 1,200,000                                  12,000
      Paid in Capital                                               24,237
      Deficit accumulated during development stage                 (36,406)
                                                             --------------
                                                             --------------
 Total Stockholders' Deficit                               $          (169)
                                                             --------------
                                                             --------------
 Total Liabilities and Stockholders' Deficit               $        12,555
                                                             ==============

                 See accompanying notes to financial statements.


                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                            Statements of Operations
       For the years ended September 30, 2006 and 2005 and for the period from Inception [December 12, 2003] through September 30, 2006

                                                                                        From Inception
                                                                                         [12/12/2003]
                                                                                            through
                                                          2006             2005            9/30/2006
                                                     ---------------  ---------------   ---------------

 General Revenues                                  $          1,424  $         7,432  $          9,464
 Revenues from Related Parties - Note 6                       2,346                0             2,346
                                                     ---------------  ---------------   ---------------
Total Revenues                                     $          3,770  $         7,432  $         11,810

 General Cost of Goods Sold                                   1,391            6,303             8,252
 Cost of Goods Sold from Related Parties - Note 6             2,101                0             2,101
                                                     ---------------  ---------------   ---------------
Total Cost of Goods Sold                                      3,492            6,303            10,353
                                                     ---------------  ---------------   ---------------
 Gross Profit                                                   278            1,129             1,457

 General and Administrative Expenses                        (21,463)         (12,075)          (36,888)
                                                     ---------------  ---------------   ---------------

      Net Loss from Operations                              (21,185)         (10,946)          (35,431)
                                                     ---------------  ---------------   ---------------

 Other Income/(Expense):
      Interest Expense                                         (397)            (278)             (675)
                                                     ---------------  ---------------   ---------------
      Total Other Income/(Expense)                             (397)            (278)             (675)
                                                     ---------------  ---------------   ---------------

         Net Loss Before Income Taxes                       (21,582)         (11,224)          (36,106)

 Provision for Income/Franchise Taxes                          (100)            (100)             (300)
                                                     ---------------  ---------------   ---------------
                                                     ---------------  ---------------
 Net Loss from Operations                          $        (21,682) $       (11,324) $        (396,406)
                                                     ===============  ===============   ===============

 Loss Per Share - Basic and Diluted                $          (0.02) $         (0.01) $          (0.03)
                                                     ===============  ===============   ===============

 Weighted Average Shares Outstanding                      1,200,000        1,200,000         1,189,535
                                                     ===============  ===============   ===============

                 See accompanying notes to financial statements.



                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                   Statements of Stockholders' Equity/Deficit
       For the years ended September 30, 2006 and 2005 and for the period from Inception [December 12, 2003] through September 30, 2006

                                      Common       Common      Additional    Accumulated        Net
                                       Shares       Stock        Paid in      Deficit     Stockholders'
                                                                 Capital                      Equity
                                      ---------- ------------ -------------- ------------- --------------
                                      ---------- ------------ -------------- ------------- --------------
Balance, December 12, 2003                    0            0              0             0              0

Common stock issued for cash          1,200,000       12,000         22,737             0         34,737
Property contributed by shareholder           0            0          1,500             0          1,500
Net loss from inception on December           0            0              0        (3,400)        (3,400)
12, 2003 through September 30, 2004
                                      ---------- ------------ -------------- ------------- --------------
                                      ---------- ------------ -------------- ------------- --------------
Balance, September 30, 2004           1,200,000       12,000         24,237        (3,400)        32,837
Net loss for the year ended
September 30, 2005                            0            0              0       (11,324)       (11,324)
                                      ---------- ------------ -------------- ------------- --------------
                                      ---------- ------------ -------------- ------------- --------------
Balance, September 30, 2005           1,200,000       12,000         24,237       (14,724)        21,513
Net loss for the year ended
September 30, 2006                            0            0              0       (21,682)       (21,682)
                                      ---------- ------------ -------------- ------------- --------------
                                      ---------- ------------ -------------- ------------- --------------
Balance, September 30, 2006           1,200,000       12,000         24,237       (36,406)          (169)
                                      ========== ============ ============== ============= ==============


                 See accompanying notes to financial statements.

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                            Statements of Cash Flows
       For the years ended September 30, 2006 and 2005 and for the period from Inception [December 12, 2003] through September 30, 2006

                                                                                         From Inception
                                                                                           [12/12/2003]
                                                                                             through
                                                           2006              2005           9/30/2006
                                                     ----------------   ---------------   ----------------
 Cash Flows From Operating Activities
     Net Loss                                      $         (21,682)$         (11,324)$          (36,406)
     Adjustments to reconcile net (loss) to
     Net cash provided by operating activities:
        Depreciation                                           2,337               965              3,799
     Increase/(decrease) in current liabilities
        Accrued Liabilities                                    8,463             4,118             12,724
                                                     ----------------   ---------------   ----------------
 Net Cash From Operating Activities                          (10,882)           (6,241)           (19,883)

 Cash Flows From Investing Activities
     Purchase of Equipment                                    (4,584)           (2,822)            (7,406)
                                                     ----------------   ---------------   ----------------
 Net Cash Used by Investing Activities                        (4,584)           (2,822)            (7,406)

 Cash Flows From Financing Activities
     Stock issued for cash                                         0                 0             34,737
                                                     ----------------   ---------------   ----------------
 Net Cash From Financing Activities                                0                 0             34,737

 Net Increase in Cash                                        (15,466)           (9,063)             7,448
 Beginning Cash Balance                                       22,914            31,977                  0
                                                     ----------------   ---------------   ----------------
                                                     ----------------   ---------------   ----------------
 Ending Cash Balance                               $           7,448 $          22,914 $            7,448
                                                     ================   ===============   ================

 Supplemental Disclosure Information
     Cash paid during year for interest            $             423 $               0 $              423
     Cash paid during year for income taxes        $             200 $               0 $              200
     Property contributed by shareholder           $               0 $               0 $            1,500

                 See accompanying notes to financial statements.

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                          Notes to Financial Statements
                               September 30, 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Organization

     Plan A Promotions, Inc. (Company) was founded December 12, 2003 as Lostwood Professional Services, Inc. and was organized to engage in the business of producing and selling promotional merchandise. The Company was incorporated under the laws of the State of Utah.

     The Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It has yet to commence full-scale operations and it continues to develop its planned principle operations.

     The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

     (b) Income Taxes

     The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

     (c) Net Loss Per Common Share

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents outstanding, thus, basic and diluted income or loss per share calculations are the same.

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                          Notes to Financial Statements
                               September 30, 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


     (d) Statement of Cash Flows For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company
     had  $7,448  and  $22,914  in  cash  on  September   30,  2006  and  2005,
     respectively.

     (e) Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (f) Revenue Recognition

     The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, which states that revenue is generally recognized when it is realized and earned. Specifically, the Company recognizes revenue when products are delivered and cash collections are reasonably assured.

     (g) Advertising Costs

     The company expenses advertising costs as incurred. For the year ended September 30, 2006, the Company expensed $167 in advertising costs.

     (h) Fair Value of Financial Instruments

     The carrying value of the Company's cash and cash equivalents and accounts payable approximate fair value.

     (i) Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the double-declining method over the assets' estimated useful lives.

     (j) Impact of New Accounting Standards

     In May 2005, the FASB issued SFAS-154, "Accounting Changes and Error Corrections," which replaces APB-20, "Accounting Changes," and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is therefore required to be adopted by the Company as of October 1, 2006. To the extent the Company makes any accounting changes or error correction in future periods, the adoption of SFAS 154 could have a material impact on its consolidated financial statements.

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                               September 30, 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFA 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company as of October 1, 2006. The Company does not anticipate the adoption of SFAS 155 will have any impact on its financial statements.

     In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets," an amendment of SFAS 140. This clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequent accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early. The Company does not anticipate the adoption of SFAS 156 will have a material impact of its financial statements.

     In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes." This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation is not expected to have a material effect on the Company's financial statements.

     In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements. In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company's financial statements.

     In September 2006, the United States Securities and Exchange Commission ("SEC") issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its financial statements.

NOTE 2 - LIQUIDITY/GOING CONCERN

     The Company has accumulated losses from inception through September 30, 2006 amounting to $36,406 and has minimal assets and operations at September 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans include raising capital to commence business operations, or seeking a well capitalized merger candidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     If the Company is unable to develop its operations, the Company may have to cease to exist.

NOTE 3 - INCOME TAXES

     The provision for income taxes consists of the following:

   Current taxes                                     $   100
   Deferred tax benefit (net of valuation allowance)       0
   Deferred tax liability                                  0
                                                     -------
                                                     $   100
                                                     =======

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2025. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

            Description                Amount           Asset            Rate
                                                     (Liability)
------------------------------     -----------     --------------     ----------
   Net Operating Loss Carryforwards:
            Federal                   $29,345             $4,402        15%
            State                     $29,045             $1,452         5%
    Non-deductible (temporary) accrued
            officer salaries            3,617                723        20%
   Differences in book / tax
            Depreciation                 (382)               (76)       20%
  Valuation allowance                                     (6,501)
                                                   --------------
        Deferred tax asset 9/30/06                            $0

     The allowance has increased $4,296 from $2,205 as of September 30, 2005. The Company is incorporated in the State of Utah, which levies a $100 minimum tax per year on every company therein incorporated. As a result, the Company has accrued a provision of $100 per year to account for this tax.

Reconciliation between taxes at the statutory rates (20%) and the actual income tax provision for continuing operations follows:

   Expected provision (based on statutory rates)    $(4,316)
   Effect of:
     Increase/(decrease) in valuation allowance       4,296
     Combined rates                                      20
     State minimum franchise tax                        100
                                                    -------
   Total actual provision                           $   100
                                                    =======

NOTE 4 - COMMON STOCK/PAID IN CAPITAL

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

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                               September 30, 2006

NOTE 5 - PROPERTY

     The major classes of assets as of the balance sheet date are as follows:

                                           Accumulated      Net      Useful
Asset Class                      Cost     Depreciation      Book   Life (Years)
---------------------------  ------------ --------------- -------  ------------
Computers and Office Equipment     $4,322      ($2,606)   $1,716        5
Software                           $4,584      ($1,193)   $3,391        3
                             ------------ --------------- -------
    Total                          $8,906      ($3,799)   $5,107
                             ------------ --------------- -------

     The assets are depreciated using the double declining balance method over five years. Depreciation expense was $2,337 and $965 for the years ended September 30, 2006 and 2005, respectively.


NOTE 6 - RELATED-PARTY TRANSACTIONS

     Salaries to the President of the Company are accrued at a rate of $250 per month. The balance payable accrues interest at a simple interest rate of 10% annually. Salaries expense was $3,000 and $4,500 for 2006 and 2005, respectively. Salaries payable at September 30, 2006 was $6,959, including accrued interest. During the twelve months ended September 30, 2006, the Company accrued no interest because of interest payments of $423. The balance is unsecured and payable upon demand.

     During July 2006, the Company made a sale to Left Lane Imports, Inc. which is owned, in part, by James Doolin, owner of five percent (5%) of Plan A Promotions. The amount of the sale is presented separately on the Company's Income Statement. This sale accounted for sixty-two percent (62%) of all revenues and sixty percent (60%) of all cost of goods sold for the period ending September 30, 2006. Left Lane Imports, Inc. paid in full at the time of the purchase and no balance was owed to the Company on September 30, 2006.

     The Doolin Family owns 43.2%of the Company's outstanding shares. Management believes that this constitutes a controlling interest in the Company.

NOTE 7 - CONCENTRATIONS

     The Company is a development stage company and as such, transactions are limited with respect to the number of customers and product-types offered. Additionally, business is currently conducted almost exclusively in the Salt Lake City, Utah area.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

     None; not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
----------------------------------------------------------------------


        IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the name of the Company's current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or prior resignation or termination. Their Date of Date of Positions Election or Termination

Name                  Held              Designation     or Resignation
----                  ----              -----------   --------------
Alycia D. Anthony    DIRECTOR &           12/03             *
                     PRESIDENT

Nicholl R. Heieren   DIRECTOR &           12/03             *
                     VICE PRESIDENT

Sharlene Doolin      DIRECTOR &           07/04             *
                     SECRETARY

          * These persons presently serve in the capacities indicated.

     BUSINESS EXPERIENCE

     Alycia D. Anthony, President and a director, is 32 years of age. . Ms. Anthony graduated from the University of Utah, in Salt Lake City. She graduated with a bachelor of science, and masters in Economics. Ms. Anthony has been working in the public finance arena since 1996. She has worked for the consulting firm of KPMG, Peat Marwick, Consulting, Inc. She also worked with the Salt Lake Organizing Committee. Ms. Anthony was the Secretary and Director of Energroup Technologies Corporation from September, 1999 through April, 2001, during this time Energroup Technologies Corporation was a development stage company with no significant operations. Ms. Anthony was also the President and Director of Brenex Oil Corporation from November, 1999 through May, 2001, during this time Brenex Oil Corporation was a development stage company with no significant operations. In addition, Ms. Anthony served as the Secretary and Director for Wasatch Web Advisors, Inc., from November, 1999, through October, 2003, during this time Wasatch Web Advisors, Inc., was a development stage company providing website development services for small and middle market companies. For over the past three years Ms. Anthony has worked within the advertising, marketing and construction management industries.

     Nicholl Heieren, Vice President and a director, is 29 years of age. Ms. Heieren graduated from the University of Utah, in Salt Lake City, Utah. She graduated with a bachelor of fine arts. Ms. Heieren was the Secretary and Director of Rescon Technology Corporation from May, 1999 through April, 2001, during this time Rescon Technology Corporation was a development stage company with no significant operations. Ms. Heieren has also worked within the film, fashion, and entertainment industry for the past eight years.

     Sharlene Doolin, Secretary and a director, is 57 years of age. Ms. Doolin has been involved in the promotional merchandising industry for over the past fifteen years. Her experience within the promotional merchandise industry primarily involves working with non-profit associations and school organizations.

     SIGNIFICANT EMPLOYEES

     The Company's Executive Officers are the only employees.


     INVOLVMENT IN CERTAIN LEGAL PROCEEDINGS

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was  convicted in a criminal  proceeding  or named subject to a pending
     criminal   proceeding   (excluding   traffic  violations  and  other  minor
     offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

     Compliance with Section 16(a) of the Exchange Act.
     --------------------------------------------------

     Each of the Company's directors have filed a Form 3, Statement of Beneficial Ownership, with the Securities and Exchange Commission; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 3.

Item 10. Executive Compensation.
--------------------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)             (b)   (c)     (d)   (e)   (f)      (g)    (h)    (i)

                                                  Secur-
                                                  ities          All
Name and   Year or                 Other  Rest-   Under-  LTIP  Other
Principal  Period    Salary  Bonus Annual ricted  lying   Pay-  Comp-
Position   Ended      ($)     ($)  Compen -Stock  Options outs  ensat'n
---------------------------------------------------------------------

Alycia D.    09-30-06 $3,000   0     0      0        0     0     0
Anthony,     09-30-05 $4,500   0     0      0        0     0     0
Director,
President

Nicholl R.   09-30-06   0      0     0      0        0     0     0
Heieren,     09-30-05   0      0     0      0        0     0     0
Director,
Vice
President

Sharlene     09-30-06   0      0     0      0        0     0     0
Doolin,      09-30-05   0      0     0      0        0     0     0
Director,
Secretary

     No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended September 30, 2006 or 2005. However, the Company has accrued $250 per month for compensation of the Company's President. Ms. Anthony's began receiving salary as of January 1, 2005. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

     STOCK OPTION PLANS

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended September 30, 2006. However, the Company has accrued $250 per month for compensation of the Company's President. Ms. Anthony's began receiving salary as of January 1, 2005, but no cash has been paid. The Company has not entered into any compensation arrangement with any of the Company's employees as of the date of this Report. However, any of the Company's current and/or future employees compensation will not under any circumstances exceed the amount paid to other persons with similar experience and expertise performing similar services in the web site design industry. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

   COMPENSATION OF DIRECTORS

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as a director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

   EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     Security Ownership of Certain Beneficial Owners.
     ------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date hereof:

                           Number of Shares Percentage


                           Number of Shares Percentage

Name                            Beneficially Owned           of Class
----------------                ------------------           --------

Alycia D. Anthony*                   60,000                      5.0%
3010 Lostwood Drive
Sandy, UT 84092

Luke H. Bradley                     100,000                      8.3%
1672 Roycroft Place #C
Salt Lake City, UT 84124

Leonard W. Burningham                80,000                      6.7%
455 East Fifth South #205
Salt Lake City, UT 84111

James P. Doolin*                     60,000                      5.0%
4904 Royal Lake Ave.
Las Vegas, NV 89131

Michael J. Doolin*                  298,500                     24.9%
5 Pepperwood Drive
Sandy, UT 84092

Duane S. Jenson                     100,000                      8.3%
4685 South Highland Drive #202
Salt Lake City, UT 84117

Cory Powers                         100,000                      8.3%
864 Northcrest Ave.
Salt Lake City, UT 84103

Quad D LTD Partnership*             100,000                      8.3%
5 Pepperwood Drive
Sandy, UT 84092

SCS, Inc.                            75,000                      6.3%
455 East Fifth South #201
Salt Lake City, UT 84111

TOTAL                               973,500                     81.1%

* Sharlene Doolin is deemed a beneficial owner, as she is the general partner of Quad D LTD Partnership. Michael and Sharlene Doolin are husband and wife. James Doolin is the son of Michael and Sharlene Doolin. Alycia Anthony is the daughter of Michael and Sharelene Doolin.

     SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the share holdings of the Company's directors and executive officers as of the date hereof:

Name                            Beneficially Owned           of Class
----------------                ------------------           --------
Alycia D. Anthony*                   60,000                      5.0%
3010 Lostwood Drive
Sandy, UT 84092

Nicholl R. Heieren*                   6,000                      0.5%
4904 Royal Lake Ave.
Las Vegas, NV 89131

Sharlene Doolin*                    100,000**                    8.3%
5 Pepperwood Drive
Sandy, UT 84092

TOTAL OFFICERS & DIRECTORS          166,000                     13.8%


* Nicholl Heieren is Alycia Anthony's sister-in-law. James Doolin, a shareholder of the Company, is married to Nicholl Heieren. Sharlene Doolin is the mother of Alycia Anthony, and mother-in-law to Nicholl Heieren.

** Sharlene Doolin is an indirect owner of 100,000 shares of the Company's common stock, because she is the general partner of Quad D LTD Partnership.


        CHANGES IN CONTROL

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

     Transactions with Management and Others.
     ----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

     Reports on Form 8-K.
     --------------------

     None; not applicable

Item 14. Controls and Procedures
         -----------------------

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this annual report. Based on his evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

     (b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Item 15. Audit Fees
         ----------

     The following table summarizes the fees paid by the Company for audit and other Related fees.

                     2006              2005
                    -------           -------
Audit               $8,292            $3,584
Audit Related       $    0            $    0
Tax Fees            $  375            $    0

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Plan A Promotions, Inc.



Date:12/27/06                          /S/ALYCIA ANTHONY
                                       Alycia Anthony
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       Plan A Promotions, Inc.


Date:12/27/06                          /S/ALYCIA ANTHONY
                                       Alycia Anthony
                                       President and Director


Date:12/27/06                          /S/NICHOLL HEIEREN
                                       Nicholl Heieren
                                       Vice President and Director

                           CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alycia Anthony, Chief Executive Officer of Plan A Promotions, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Plan A Promotions, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:12/27/06                          /S/ALYCIA ANTHONY
                                       Alycia Anthony
                                      Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBARNES OXLEY ACT OF 2002


     In connection with the Annual Report of Plan A Promotions, Inc.,(the "Registrant") on Form 10-KSB for the year ending September 30, 2006, as filed with the Securities and Exchange Commision on the date hereof(the "Annual Report"), I, Alycia Anthony, Chief Executive Officer, and Chief Financial
Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Annual Report fully complies with the requirments of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Annual Report fairly represents, in all material respects, the financial condition and result of operations of the Registrant.

Date:12/27/06                          /S/ALYCIA ANTHONY
                                       Alycia Anthony
                                       Chief Executive Officer
                                       Chief Financial Officer