Form 10QSB
period 2006-12-31
Plan A Promotions, Inc.
filed 2007-02-06
CIK 1341726

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2006

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

                                January 12, 2007

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


                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                                  Balance Sheet
                             As of December 31, 2006
                             and September 30, 2006

                                                       12/31/06      09/30/06
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $    5,420  $    7,448
      Accounts Receivable                                      0           0
                                                      -----------    --------
Total Current Assets                                       5,420       7,448
                                                      -----------    --------


Property and Equipment (net)                               4,370       5,107
                                                      -----------    --------

         Total Assets                                 $    9,790 $    12,555
                                                      ===========    ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

      Accounts Payable                                    11,395       4,812
      Accrued Liabilities                                    800         953
      Related-Party Payable - Note 5                       7,889       6,959
                                                      -----------    --------
         Total Current Liabilities                        20,084      12,724

                                                      -----------    --------
         Total Liabilities                            $   20,084   $  12,724
                                                      ===========    ========

Stockholders' Deficit [Note 4]
      Preferred stock; par value ($0.01);
         Authorized 5,000,000 shares
         none issued or outstanding                            0           0
      Common stock; par value ($0.01);
         authorized 50,000,000 shares; issued
         and outstanding 1,200,000                        12,000      12,000
      Paid-in Capital                                     24,237      24,237
      Deficit accumulated during the development stage   (46,531)    (36,406)
                                                      -----------    --------
         Total Stockholders' Deficit                     (10,294)       (169)
                                                      -----------    --------
         Total Liabilities and Stockholders' Deficit    $   9,790  $   12,555
                                                      ===========    ========



                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                            Statements of Operations
          For the Three Month Periods Ended December 31, 2006 and 20065
           and for the period from inception through December 31, 2006
                                                                       For the
                                                                     Period from
                                         For the       For the        Inception
                                       Three Months  Three Months     [12/12/03]
                                          Ended         Ended          through
                                         12/31/06      12/31/05        12/31/06
                                        ---------     ---------      -----------


Revenues                                 $   230       $    929      $    9,694
Revenues from Related Parties            $     0       $      0           2,346
                                         --------      ---------     -----------
Total Revenue                                230            929          12,040

Cost of Sales                                142            675           8,934
Cost of Sales to Related Parties               0              0           2,101
                                         --------      ---------     -----------
Total Cost of Sales                          142            675          10,495

General and Administrative Expenses       10,034          2,818          46,921
                                         --------      ---------     -----------
Operating Loss                            (9,946)        (2,564)        (45,376)
Interest Expense                             180            103             855
                                         --------      ---------     -----------
Net Loss Before Income Taxes             (10,126)        (2,667)        (46,231)

Provision for Income Taxes                     0              0             300
                                         --------      ---------     -----------
Net Loss                                 (10,126)        (2,667)        (46,531)
                                         ========      =========     ===========

Loss Per Share                           $  (.01)      $   (.01)    $      (.04)
                                         ========      =========     ===========

Weighted Average Shares Outstanding      1,200,000     1,200,000      1,200,000
                                         ========      =========     ===========

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                            Statements of Cash Flows
          For the Three Month Periods Ended December 31, 2005 and 2006
           and for the period from inception through December 31, 2006


                                                                                         For the
                                                                                       Period from
                                                            For the       For the       Inception
                                                          Three Months  Three Months    [12/12/03]
                                                             Ended         Ended         through
                                                           12/31/05      12/31/06       12/31/06
                                                           ---------     --------      -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                                     (10,126)       (2,667)       (46,531)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Increase/(Decrease) in accounts receivables                    0          (995)             0
    Increase/(Decrease) in current/accrued liabilities         7,361           683         20,084
    Depreciation                                                 737           287          4,536
                                                           ---------     ---------       --------
     Net Cash Provided by/(Used for) in Operating  Activities (2,028)       (2,692)       (21,911)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                          0             0         (7,406)
                                                           ---------     ---------       --------
              Net Cash Used by Investing Activities                0             0         (7,406)

Cash Flows Provided by Financing Activities
    Issued stock for cash                                          0             0         34,737
    Loan to a  shareholder                                         0             0              0
    Proceeds from repayment from shareholder                       0             0              0
                                                           ---------     ---------       --------
              Net Cash Provided by Financing Activities            0             0         34,737

                Net Increase(decrease) in Cash                (2,028)       (2,692)         5,420

Beginning Cash Balance                                         7,448        22,914              0
                                                           ---------     ---------       --------

Ending Cash Balance                                      $     5,420        20,222     $    5,420
                                                           =========     =========       ========

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                    Notes to the Interim Financial Statements


NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 - LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of (10,126) for the three months ended December 31, 2006. At December 31, 2006, the Company had total current assets of $5,420 and total liabilities of $20,084. These obligations are expected to increase by $250 per month plus interest due to accrued salaries payable owed to the Company's executive officer. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - OFFICER COMPENSATION EXPENSES

          The total expense for the Company's President is $250 per month, including reimbursement for office and phone expenses and all is recorded as an accrued liability on the Company's balance sheet. It is included in the general and administrative expenses on the Company's income statement. As of December 31, 2006, the officer is owed $7,889 in accrued compensation and interest.


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

NOTE 5 - RELATED-PARTY TRANSACTIONS

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

     Currently the Company's primary market is within the greater Salt Lake City, Utah area. However, through the Company's website, the Company will continue marketing its products and services nationwide. The Company has targeted its marketing efforts particularly on small businesses, non-profit organizations and school associations. The Company believes that by focusing on smaller clients it can establish a sizable market share within this targeted customer base, because it feels that smaller customers are often times neglected by the Company's competition, who focus on larger clients. The Company seeks to develop these smaller organizations into a loyal customer base. The Company also believes that it provides a high level of professional customer service and maintains that superior service will allow the Company to retain and attract customers not solely through price.

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

     COMPANY HEADQUARTERS

     The Company's office is located at 3010 Lost Wood Drive, Sandy, Utah 84092. The Company's office and phone line cost the Company approximately $150 per month.

     At some point in the future, depending on the Company's growth and demanded space requirements, the Company will look to lease an office. Anticipated rent including utilities will range between $500 and $750 per month.

     RESULTS OF OPERATIONS
     ---------------------

     The Company has not generated a profit since inception. The Company generated a net loss of ($10,126) on revenue of $230 for the quarter ended December 31, 2006, compared to a net loss of ($2,667) on revenue of $929 for the quarter ended December 31, 2005. The increase in the loss during the quarter ended December 31, 2006, was primarily attributable to the increase in accounting and audit fees generated in the quarter ended December 31, 2006.

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

     LIQUIDITY

     During the quarter ended December 31, 2006, the Company generated $230 in revenue. There were no accounts receivable outstanding at December 31, 2006. Furthermore the Company had no inventory at the end of the quarter ended December 31, 2006.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Plan A Promotions, Inc.,(the "Company") on Form 10-QSB for the quarter ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alycia Anthony, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 2/5/07                /S/ALYCIA ANTHONY
                            Alycia Anthony, Chief Executive Officer and
                            Chief Financial Officer

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


Date:  2/5/07                  /S/ALYCIA ANTHONY
                                --------------------------------------------
                                Alycia Anthony, Chief Executive Officer and
                                Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Plan A Promotions, Inc.



Date: 2/5/07               /S/ALYCIA ANTHONY
                            Alycia Anthony, President and Director