Form 10QSB
period 2007-03-31
Plan A Promotions, Inc.
filed 2007-05-09
CIK 1341726

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2007

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

                                   May 2, 2007

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


                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                             Condensed Balance Sheet
                              As of March 31, 2007
                             and September 30, 2006

                                                       03/31/07      09/30/06
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $   10,659  $    7,448
                                                      -----------    --------
Total Current Assets                                      10,659       7,448
                                                      -----------    --------


Property and Equipment (net)                               3,633       5,107
                                                      -----------    --------

         Total Assets                                 $   14,292 $    12,555
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

      Accounts Payable                                     2,916       4,812
      Accrued Liabilities                                    770         953
      Related Party Payable - Note 3                       8,838       6,959
                                                      -----------    --------
         Total Current Liabilities                        12,524      12,724

Long-term Liabilities

       Loan From Shareholder                              15,000           0
       Accrued Interest Payable - Shareholders               103           0
                                                      -----------    --------
         Total Long-term Liabilities                      15,103           0


         Total Liabilities                            $   27,627   $  12,724
                                                      ===========    ========

Stockholders' Deficit
      Preferred stock; par value ($0.01);
         Authorized 5,000,000 shares
         none issued or outstanding                            0           0
      Common stock; par value ($0.01);
         authorized 50,000,000 shares; issued
         and outstanding 1,200,000                        12,000      12,000
      Paid-in Capital                                     24,237      24,237
      Deficit accumulated during the development stage   (49,572)    (36,406)
                                                      -----------    --------
         Total Stockholders' Deficit                      (13,335)       (169)
                                                      -----------    --------
         Total Liabilities and Stockholders' Deficit    $  14,292  $   12,555
                                                      ===========    ========



                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                       Condensed Statements of Operations
        For the Three and Six Month Periods Ended March 31, 2007 and 2006
            and for the period from inception through March 31, 2007
                                                                                                          For the
                                                                                                        Period from
                                         For the       For the       For the      For the                Inception
                                       Three Months  Three Months   Six Months   Six Months             [12/12/03]
                                          Ended         Ended        Ended          Ended                 through
                                         03/31/07      03/31/06     03/31/07      03/31/06               03/31/07
                                        ---------     ---------    ---------     ---------             -----------


Revenues                                 $     0       $      0    $     230     $     929              $    9,694
Revenues from Related Parties            $     0       $      0    $       0     $       0                   2,346
                                         --------      ---------    --------      ---------            -----------
Total Revenue                                  0              0          230           929                  12,040

Cost of Sales                            $     0       $      0    $     142     $     675                   8,394
Revenues from Related Parties            $     0       $      0    $       0     $       0                   2,101
                                         --------      ---------    --------      ---------            -----------
Total Cost of Sales                      $     0       $      0    $     142     $     675                  10,495

General and Administrative Expenses        2,738          8,414       12,772        11,231                  49,660
                                         --------      ---------    --------      ---------            -----------
Operating Loss                            (2,738)        (8,414)     (12,684)      (11,231)                (48,115)
Interest Expense                             302            125          482           228                   1,157
                                         --------      ---------    --------      ---------            -----------
Net Loss Before Income Taxes              (3,040)        (8,539)     (13,166)      (11,205)                (49,272)

Provision for Income Taxes                     0              0            0             0                     300
                                         --------      ---------    --------      ---------            -----------
Net Loss                                  (3,040)        (8,539)     (13,166)      (11,205)                (49,572)
                                         ========      =========    ========      =========            ===========

Loss Per Share                           $  (.01)      $   (.01)    $  (.01)      $   (.01)              $    (.04)
                                         ========      =========    ========      =========            ===========

Weighted Average Shares Outstanding      1,200,000     1,200,000    1,200,000     1,200,000              1,191,104
                                         ========      =========    ========      =========            ===========

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                       Condensed Statements of Cash Flows
             For the Six Month Periods Ended March 31, 2007 and 2006
            and for the period from inception through March 31, 2007


                                                                                         For the
                                                                                       Period from
                                                            For the       For the       Inception
                                                           Six Months   Six Months    [12/12/03]
                                                             Ended         Ended         through
                                                           03/31/07      03/31/06       03/31/07
                                                           ---------     --------      -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                                     (13,166)     (11,205)        (49,572)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation                                               1,474          570          5,273
    Increase/(Decrease) in current/accrued liabilities           (97)       1,228         12,627
                                                             ---------     ---------       --------
     Net Cash Provided/(Used) in Operating  Activities       (11,789)      (9,407)       (31,672)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                          0            0         (7,406)
                                                           ---------     ---------       --------
              Net Cash Used by Investing Activities                0            0         (7,406)

Cash Flows Provided by Financing Activities
    Issued stock for cash                                          0            0         34,737
    Loan from Shareholders                                    15,000            0         15,000
                                                           ---------     ---------       --------
              Net Cash Provided by Financing Activities       15,000            0         49,737

              Net Increase(decrease) in Cash                   3,211       (9,407)        10,659

Beginning Cash Balance                                         7,448       22,914              0
                                                           ---------     ---------       --------

Ending Cash Balance                                      $    10,659       13,507     $   10,659
                                                           =========     =========       ========

Supplemental Disclosure Information
              Cash Paid for Interest                               0            0            423
              Cash Paid for Income Taxes                         100            0            300
              Property Contributed by a Shareholder                0            0          1,500


                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                    Notes to the Interim Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited, condensed financial statements of Plan A Promotions, Inc., have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the period ended September 30, 2006. In the opinion of management these interim financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

          Reclassifications - Certain reclassifications have been made to prior period balances in order to conform to current period classifications.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of (3,040) for the three months ended March 31, 2007. At March 31, 2007, the Company had total current assets of $10,659 and total liabilities of $27,627. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans include identifying a profitable sector in the promotional merchandise industry in with to operate or find a well capitalized merger candidate to commence operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3- RELATED PARTY TRANSACTIONS

          As of March 31, 2007, approximately 43.2% of the Company's issued and outstanding common stock were controlled by related parties. Management believes that this constitutes a controlling interest in the Company.

          On February 15, 2007, a shareholder loaned the Company $10,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on February 15, 2009. The Company has accrued interest of $82 on this note.

          On March 15, 2007, a shareholder loaned the Company $5,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on February 15, 2009. The Company has accrued interest of $21 on this note.

          Salaries to the Company's President are accrued at a rate of $250 per month, including reimbursement for office and phone expenses and all is recorded as an accrued liability on the Company's balance sheet. The balance payable accrues interest at a simple interest rate of 10% annually. Salaries expense for the three months ending March 31, 2007 and 2006 were $750 for both periods and interest expense for interest accrued on the balance payable for the same time periods was $199 and $125, respectively. It is included in the general and administrative expenses on the Company's income statement. As of March 31, 2007, the officer is owed $8,838 in accrued compensation and interest.

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                    Notes to the Interim Financial Statements


NOTE 4- RECENT ACCOUNTING PRONOUNCEMENTS


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


          SFAS 159 - In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition, but it is not expected to have a significant impact since the Company does not engage in many of the items identified in the Statement.

Item 2.Management's Discussion and Analysis or Plan of Operation.

     Plan of Operations.
     -------------------

     Plan A intends to continue to operate in the same manner as prior years, operating as a value-added reseller, specializing in promotional merchandise and apparel, employee recognition and incentive programs, business gifts and marketing expertise. The Company provides its targeted customers, which include corporations, non-profit organizations, schools, and education associations with over 500,000 promotional and marketing products. However, the Company has accumulated losses since inception and has not been able to generate profits from operations. Operating capital has been raised through the Company's shareholders. Furthermore, the Company has not been able to generate positive cash flow from operations since inception. These factors raise substantial doubt the Company's ability to continue as a going concern.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended March 31, 2007, resulted in a net loss of ($3,040). This net loss is a decrease of $5,499 from the net loss for the three month period ended March 31, 2006 of ($8,539). The Basic Loss per Share for the three month period ended March 31, 2007 is ($0.01), as compared to a loss per share of ($0.01) for the three month period ended March 31, 2006. Details of changes in revenues and expenses can be found below.

     OPERATING RESULTS REVENUES

     The Company did not generate any revenue for the three month period ended March 31, 2007. The Company also did not generate any revenue for the three month period ended March 31, 2006. The Company's lack of marketing and advertising has had an adverse effect on the Company's revenue. The Company also was unable to generate any revenue from its past customers.

     OPERATING RESULTS COST OF GOODS SOLD/COST OF SALES

     Cost of goods sold for the the three month period ended March 31, 2007, was $0. The Cost of goods sold for the three month period ended March 31, 2006, was also $0, which is attributed the the Company's lack of revenue. If the Company is able to generate revenue the Company's Cost of Goods will increase.

     OPERATING RESULTS OPERATING EXPENSES

     Operating expense for the three month period ended March 31, 2007, decreased by $5,676 to $2,738 as compared to $8,414 for the three month period ended March 31, 2006. The decrease was due to the decreased accounting expenses, and other professional fees. The Company's accounting expenses decreased from $5,031 for the three month period ended March 31, 2006, to $572 for the three month period ended March 31, 2007. This decrease can be attributed to the timing of the services related to these expenses, not an overall decrease in accounting expenses.


     OPERATING RESULTS INTEREST EXPENSES

     Interest expenses for the three month period ended March 31, 2007, increased $177 to $302 as compared to $125 for the three month period ended March 31, 2006. This increase is due to an increase in the loans from shareholders of the Company. In the quarter ended March 31, 2007, the Company borrowed $15,000 from two of its shareholders. As a result of these loans the Company's interest expense increased compared to the similar period ended in 2006.

     LIQUIDITY

     As of March 31, 2007, the Company had total current assets of $10,659 and total liabilities of $27,627. As of March 31, 2007, the Company's total current obligations were $12,524.

     Because the Company has accumulated losses since inception, has minimal assets, and has no sales activity the Company's auditor believes that these factors raise substantial doubt about the Company's ability to continue as a going concern. With monies that the Company's management has agreed to advance the Company and its existing cash balance of $10,659, as of March 31, 2007, the Company has adequate resources for the Company's planned operations for the next 12 months.

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

     The Company's ability to continue as a going concern is dependent on management's ability to generate revenue and to manage the Company's expenses. Management will continue to seek to exploit opportunities to enhance the value of the Company and its profitability.

     CRITICAL ACCOUNTING POLICIES - ESTIMATES

     Our discussion herein and analysis thereof is based upon our financial statements in Item 1 above, which have been prepared in accordance with Generally Accepted Accounting Principals of the United States (GAAP). The preparation of these statements requires management to make estimates and best judgments that affect the reported amounts. See Note 2 contained in Item 7 for additional discussions of these and other accounting policies and disclosures required by GAAP.

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of March 31, 2007.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Plan A Promotions, Inc.,(the "Company") on Form 10-QSB for the quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alycia Anthony, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 5/2/07                /S/ALYCIA ANTHONY
                            Alycia Anthony, Chief Executive Officer and
                            Chief Financial Officer

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


Date: 5/2/07                     /S/ALYCIA ANTHONY
                                --------------------------------------------
                                Alycia Anthony, Chief Executive Officer and
                                Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Plan A Promotions, Inc.



Date: 5/2/07                /S/ALYCIA ANTHONY
                            Alycia Anthony, President and Director