Form 10QSB
period 2007-06-30
Plan A Promotions, Inc.
filed 2007-08-02
CIK 1341726

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2007

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

                                  July 19, 2007

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


                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                             Condensed Balance Sheet
                              As of June 30, 2007
                             and September 30, 2006

                                                       06/30/07      09/30/06
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $    9,218  $    7,448
                                                      -----------    --------
Total Current Assets                                       9,218       7,448
                                                      -----------    --------


Property and Equipment (net)                               2,897       5,107
                                                      -----------    --------

         Total Assets                                 $   12,115 $    12,555
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

      Accounts Payable                                     2,916       4,812
      Accrued Liabilities                                    839         953
      Related Party Payable - Note 3                       9,806       6,959
                                                      -----------    --------
         Total Current Liabilities                        13,561      12,724

Long-term Liabilities

       Loan From Shareholder                              15,000           0
       Accrued Interest Payable - Shareholders               414           0
                                                      -----------    --------
         Total Long-term Liabilities                      15,414           0


         Total Liabilities                            $   28,975   $  12,724
                                                      ===========    ========

Stockholders' Deficit
      Preferred stock; par value ($0.01);
         Authorized 5,000,000 shares
         none issued or outstanding                            0           0
      Common stock; par value ($0.01);
         authorized 50,000,000 shares; issued
         and outstanding 1,200,000                        12,000      12,000
      Paid-in Capital                                     24,237      24,237
      Deficit accumulated during the development stage   (53,097)    (36,406)
                                                      -----------    --------
         Total Stockholders' Deficit                     (16,860)       (169)
                                                      -----------    --------
         Total Liabilities and Stockholders' Deficit   $  12,115  $   12,555
                                                      ===========    ========



                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                       Condensed Statements of Operations
        For the Three and Nine Month Periods Ended June 30, 2007 and 2006
            and for the period from inception through June 30, 2007
                                                                                                          For the
                                                                                                        Period from
                                         For the       For the       For the      For the                Inception
                                       Three Months  Three Months   Nine Months   Nine Months             [12/12/03]
                                          Ended         Ended        Ended          Ended                 through
                                         06/30/07      06/30/06     06/30/07      06/30/06               06/30/07
                                        ---------     ---------    ---------     ---------             -----------


Revenues                                 $     0       $      0    $     230     $     929              $    9,694
Revenues from Related Parties            $     0       $      0    $       0     $       0                   2,346
                                         --------      ---------    --------      ---------            -----------
Total Revenue                                  0              0          230           929                  12,040

Cost of Sales                            $     0       $      0    $     142     $     675                  8,394
Cost of Sales from Related Parties       $     0       $      0    $       0     $       0                   2,101
                                         --------      ---------    --------      ---------            -----------
Total Cost of Sales                      $     0       $      0    $     142     $     675                  10,495

General and Administrative Expenses        2,996          3,294       15,768        14,526                  52,656
                                         --------      ---------    --------      ---------            -----------
Operating Loss                            (2,996)        (3,294)     (15,680)      (14,272)                (51,111)
Interest Expense                             529            140        1,011           368                   1,687
                                         --------      ---------    --------      ---------            -----------
Net Loss Before Income Taxes              (3,525)        (3,434)     (16,691)      (14,640)                (52,797)

Provision for Income Taxes                     0              0            0             0                     300
                                         --------      ---------    --------      ---------            -----------
Net Loss                                  (3,525)        (3,434)     (16,691)      (14,640)                (53,098)
                                         ========      =========    ========      =========            ===========

Loss Per Share                           $  (.01)      $   (.01)    $  (.01)      $   (.01)              $    (.04)
                                         ========      =========    ========      =========            ===========

Weighted Average Shares Outstanding      1,200,000     1,200,000    1,200,000     1,200,000              1,191,724
                                         ========      =========    ========      =========            ===========

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                       Condensed Statements of Cash Flows
             For the Nine Month Periods Ended June 30, 2007 and 2006
            and for the period from inception through June 30, 2007


                                                                                         For the
                                                                                       Period from
                                                            For the       For the       Inception
                                                           Nine Months   Nine Months    [12/12/03]
                                                             Ended         Ended         through
                                                           06/30/07      06/30/06       06/30/07
                                                           ---------     --------      -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                                     (16,691)     (14,640)        (53,907)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation                                               2,210         927           6,009
    Increase/(Decrease) in current/accrued liabilities         1,251        3,607         13,975
                                                             ---------     ---------       --------
     Net Cash Provided/(Used) in Operating  Activities       (13,230)     (10,106)       (33,113)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                          0       (2,990)        (7,406)
                                                           ---------     ---------       --------
              Net Cash Used by Investing Activities                0       (2,990)        (7,406)

Cash Flows Provided by Financing Activities
    Issued stock for cash                                          0            0         34,737
    Loan from Shareholders                                    15,000            0         15,000
                                                           ---------     ---------       --------
              Net Cash Provided by Financing Activities       15,000            0         49,737

              Net Increase(decrease) in Cash                   1,770      (13,096)         9,218

Beginning Cash Balance                                         7,448       22,914              0
                                                           ---------     ---------       --------

Ending Cash Balance                                      $     9,218        9,818     $    9,218
                                                           =========     =========       ========

Supplemental Disclosure Information
              Cash Paid for Interest                               0            0            423
              Cash Paid for Income Taxes                         100            0            300
              Property Contributed by a Shareholder                0            0          1,500


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

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of (3,525) for the three months ended June 30, 2007. At June 30, 2007, the Company had total current assets of $9,218 and total liabilities of $28,975. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans include identifying a profitable sector in the promotional merchandise industry in with to operate or find a well capitalized merger candidate to commence operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3- RELATED PARTY TRANSACTIONS

          As of June 30, 2007,  approximately 43.2% of the Company's issued and
          outstanding   common  stock  were   controlled  by  related   parties.
          Management believes that this constitutes a controlling interest in the Company.

          On February 15, 2007, a shareholder loaned the Company $10,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on February 15, 2009. The Company has accrued interest of $332 on this note.

          On March 15, 2007, a shareholder loaned the Company $5,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on February 15, 2009. The Company has accrued interest of $83 on this note.

          Salaries to the Company's President are accrued at a rate of $250 per month, including reimbursement for office and phone expenses and all is recorded as an accrued liability on the Company's balance sheet. The balance payable accrues interest at a simple interest rate of 10% annually. Salaries expense for the three months ending June 30, 2007 and 2006 were $750 for both periods and interest expense for interest accrued on the balance payable for the same time periods was $218 and $140, respectively. It is included in the general and administrative expenses on the Company's statement of operations. As of June 30, 2007, the officer is owed $9,806 in accrued compensation and interest.

Item 2.Management's Discussion and Analysis or Plan of Operation.

     Plan of Operations.
     -------------------

     Plan A intends to continue to operate in the same manner as prior years, operating as a value-added reseller, specializing in promotional merchandise and apparel, employee recognition and incentive programs, business gifts and marketing expertise. The Company may provide its targeted customers, which include corporations, non-profit organizations, schools, and education associations with over 500,000 promotional and marketing products. However, the Company has accumulated losses since inception and has not been able to generate profits from operations. Operating capital has been raised through the Company's shareholders. Furthermore, the Company has not been able to generate positive cash flow from operations since inception. These factors raise substantial doubt the Company's ability to continue as a going concern.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended June 30, 2007, resulted in a net loss of ($3,525). This net loss is an increase of $91 from the net loss for the three month period ended June 30, 2006 of ($3,434). The Basic Loss per Share for the three month period ended June 30, 2007 is ($0.01), as compared to a loss per share of ($0.01) for the three month period ended June 30, 2006. Details of changes in revenues and expenses can be found below.

     OPERATING RESULTS REVENUES

     The Company did not generate any revenue for the three month period ended June 30, 2007. The Company also did not generate any revenue for the three month period ended June 30, 2006. The Company's lack of marketing and advertising has had an adverse effect on the Company's revenue. The Company also was unable to generate any revenue from its past customers.

     OPERATING RESULTS COST OF GOODS SOLD/COST OF SALES

     Cost of goods sold for the the three month period ended June 30, 2007, was $0. The Cost of goods sold for the three month period ended June 30, 2006, was also $0, which is attributed the the Company's lack of revenue. If the Company is able to generate revenue the Company's Cost of Goods will increase.

     OPERATING RESULTS OPERATING EXPENSES

     Operating expense for the three month period ended June 30, 2007, decreased by $298 to $2,997 as compared to $3,294 for the three month period ended June 30, 2006. The decrease was due to a decrease in general and administrative expenses and marketing expenses. The Company did not incur any marketing expeneses for the quarter ending June 30, 2007.


     OPERATING RESULTS INTEREST EXPENSES

     Interest expenses for the three month period ended June 30, 2007, increased $389 to $529 as compared to $140 for the three month period ended June 30, 2006. This increase is due to an increase in the loans from shareholders of the Company. In the quarter ended March 31, 2007, the Company borrowed $15,000 from two of its shareholders. As a result of these loans the Company's interest expense increased for the quarter ending June 30, 2007 compared to the similar period ended in 2006.

     LIQUIDITY

     As of June 30, 2007, the Company had total current assets of $9,218 and total liabilities of $28,975. As of June 30, 2007, the Company's total current obligations were $13,561.

     Because the Company has accumulated losses since inception, has minimal assets, and has no sales activity the Company's auditor believes that these factors raise substantial doubt about the Company's ability to continue as a going concern. With monies that the Company's management has agreed to advance the Company and its existing cash balance of $9,218, as of June 30, 2007, the Company has adequate resources for the Company's planned operations for the next 12 months.

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

     CRITICAL ACCOUNTING POLICIES - ESTIMATES

     Our discussion herein and analysis thereof is based upon our financial statements in Item 1 above, which have been prepared in accordance with Generally Accepted Accounting Principals of the United States (GAAP). The preparation of these statements requires management to make estimates and best judgments that affect the reported amounts. See Note 1 contained in Item 7 in the Company's Annual Report on Form 10-KSB for the period ended September 30, 2006 for additional discussions of these and other accounting policies and disclosures required by GAAP.

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of June 30, 2007.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Plan A Promotions, Inc.,(the "Company") on Form 10-QSB for the quarter ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alycia Anthony, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:08/01/07               /S/ALYCIA ANTHONY
                            Alycia Anthony, Chief Executive Officer and
                            Chief Financial Officer

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


Date:  08/01/07                 /S/ALYCIA ANTHONY
                                --------------------------------------------
                                Alycia Anthony, Chief Executive Officer and
                                Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Plan A Promotions, Inc.



Date:  08/01/07             /S/ALYCIA ANTHONY
                            Alycia Anthony, President and Director