Form 10KSB
period 2007-09-30
Plan A Promotions, Inc.
filed 2007-12-18
CIK 1341726

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended September 30, 2007
                               -----------------

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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: September 30, 2007
- $230


     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 1, 2007 - $6,615. There are approximately 220,500 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock since inception, the Company has arbitrarily valued these shares at the price of its most recent offering price of $.03 per share.


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
     None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                DECEMBER 17, 2007

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

     The Company's operations during the year ended September 30, 2007, resulted in $230 in revenue. The Company's cost of goods for the year ended September 30, 2007, was $142 and general and administrative expenses were $17,002, resulting in an operating loss of ($16,914), and a net loss of $($18,256) after accounting for interest expenses and franchise taxes.

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended September 30, 2007, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations.

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

     Currently the Company's primary market is within the greater Salt Lake City, Utah area. However, through the Company's website, the Company markets its products and services nationwide. The Company has targeted its marketing efforts particularly on small businesses, non-profit organizations and school associations.

     MARKETING AND ADVERTISING

     The Company markets its products and services through word of mouth and the Company's website. The Company markets to new customers through a direct mail campaign. The Company acquired a list of the major employers in Utah with less than 1,000 full-time employees, from the Salt Lake City Chamber of Commerce. The list includes approximately 600 profit companies with division or corporate headquarters based in Utah. The Company also acquired a list, from the Salt Lake City Chamber of Commerce, of approximately 100 non-profit organizations based in Utah, with less than 1,000 employees. The Company has also compiled a mailing list of all public high schools in Salt Lake City, targeting them with a direct mail campaign and other marketing efforts. The Company also makes an effort to attract and develop business by networking with its existing clients, and promoting its services through word of mouth advertising.

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

     EMPLOYEES

     The Company's officers and Directors are the only employees. Alycia Anthony, President and Director, is responsible for the daily operations of the Company and Nicholl Heieren, Vice President and Director and Sharlene Doolin, Secretary and Director, oversee strategy and development of the Company's business plan. Ms. Anthony has been responsible for establishing the Company's operations. She has been responsible for obtaining the appropriate licenses, developing the marketing plan, developing relationships with distributors, service companies and the Company's customers. The Company has been accruing Ms. Anthony $250 per month for compensation of services performed, but in a Board of Directors meeting held February 26, 2007, this salary was suspended effective January 1, 2007 until the Company produces a positive operating cash flow. Ms. Heieren and Ms. Doolin will receive compensation based on services performed. The Company's compensation plan may change depending on the success and profitability of its operations.

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

     EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

     The Company is not currently subject to many direct government regulation, other than the securities laws and the regulations thereunder applicable to all publicly owned companies and the laws and regulations applicable to general businesses. It is possible that certain laws and regulations may be adopted at the local, state, national and international level that could effect the Company's operations. Changes to such laws could create uncertainty in the marketplace which could reduce demand for the Company's products or increase the cost of doing business as a result of costs of litigation or a variety of other such costs, or could in some other manner have a material adverse effect on the Company's business, financial condition, results of operations and prospects. If any such law or regulation is adopted it could limit the Company's ability to operate and could force the business operations to cease, which would have a significantly negative effect on the shareholder's investment.

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

     AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended September 30, 2007, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

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

     Because our securities constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

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

     Following the Company's organization, it conducted an offering of 1,074,000 shares of common stock at a price of $0.03 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission, and the applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which provides for sales of securities by public solicitation to "accredited" investors. The offering was subsequently closed January 28, 2004, with the Company having received gross proceeds of $32,217.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

     Market Information.
     -------------------
     The Company shares are traded on the OTC Bulletin Board, the symbol is PAPM. The Company shares have been quoted on the OTC Bulletin Board since December 20, 2006. The following quotes are through the most recent year end:

                        CLOSING BID             CLOSING ASK
                        HIGH    LOW             HIGH    LOW

DEC 20, 2006           .22     .22               0        0
THRU
SEP 30, 2007           .25     .25               0        0


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

     Following the Company's organization, it conducted an offering of 1,074,000 shares of common stock at a price of $0.03 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission, and the applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which provides for sales of securities by public solicitation to "accredited" investors. The offering was subsequently closed January 28, 2004, with the Company having received gross proceeds of $32,217.

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
RULE 504 OFFERING

* Alycia D. Anthony, James P. Doolin and Nicholl R. Heieren were all directors and Executive Officers of the Company at the time of purchase, and as such had access to all material information regarding the Company prior to the offer or sale of these securities. James P. Doolin resigned as an officer and director of the Company on July 20, 2004. The directors and Executive Officers are "accredited investor." The offers and sales of these securities are believed to have been exempt from the registration requirements of Section 5 of the
Securities Act of 1933, as amended, pursuant to Sections 3(b) and/or 4(2) thereof, and from similar applicable states securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions from registration.

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

     RESULTS OF OPERATIONS

     The Company has not generated a profit since inception. The Company generated a net loss of ($18,256) on revenue of $230 for the fiscal year ended September 30, 2007 and a net loss of ($21,682) on revenue of $3,770 for the fiscal year ended September 30, 2006. The decrease in the loss during the fiscal year ended September 30, 2007, was primarily attributable to the decrease in general and administrative expenses, including salary, professional and legal expenses, from $21,463 for the fiscal year ended September 30, 2006, to $17,002 for the year ended September 30, 2007.

     Revenues decreased from $3,770 for the fiscal year ended September 30, 2006, to $230 for the fiscal year ended September 30, 2007. The decrease in the Company's revenue was a result of a decrease in demand from existing customers and a decrease in the Company's marketing efforts.

     The Company's plans for operations are to continue seeking opportunities within the promotional merchandising market. If the Company determines the potential for revenue growth in a sector of the promotional merchandising market the Company will develop and implement a marketing strategy to further develop the Company's operations.

     LIQUIDITY

     During the fiscal years ended September 30, 2006, and September 30, 2007, the Company generated revenues of $3,770 and $230 respectively; there were no accounts receivable at September 30, 2006, or September 30, 2007. Furthermore the Company had no inventory at the end of fiscal year September 30, 2006, or September 30, 2007.

     For the next twelve months, cash flow from operations is not anticipated to cover the Company's general expenses of operation. As additional funds are needed to cover general expenses of operation the Company's management will advance the Company monies not to exceed $20,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $20,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds.

     The Company has completed the following four transactions to finance its operation:

     1) On December 12, 2003, the Company issued 126,000 shares of common stock at $0.02 per share for total proceeds to the Company of $2,520. The shares were issued pursuant to a Pre-organization Subscription Agreement

     2) On January 28, 2004, the Company completed an offering of 1,074,000 shares of common stock at a price of $0.03 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission, and the applicable provisions of Rule 144-14-25s of the Utah
     Division of Securities, which provides for sales of securities by public solicitation to "accredited" investors. The offering was subsequently closed and the Company received gross proceeds of $32,217.

     3) During the year ended September 30, 2007 a shareholder loaned the Company $10,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on February 15, 2009. The Company has accrued interest of $583 on this note.

     4) During the year ended September 30, 2007 a shareholder loaned the Company $5,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on March 1, 2009. The Company has accrued interest of $292 on this note.

Item 7.  Financial Statements.
         ---------------------


                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                       Financial Statements and Report of
                  Independent Registered Public Accounting Firm
                               September 30, 2007

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                      Page

Report of Independent Registered Public Accounting Firm                                 22

Balance Sheet -- September 30, 2007                                                     23

Statements of Operations for the years ended September 30, 2007 and 2006 and
for the period from Inception [December 12, 2003] through September 30,2007             24

Statements of Stockholders' Equity for the period from Inception
[December 12, 2003] through September 30, 2007                                          25

Statements of Cash Flows for the years ended September 30, 2007 and 2006 and
for the period from Inception [December 12, 2003] through September 30, 2007            26

Notes to Financial Statements                                                        27 - 31





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Plan A Promotions, Inc. [a development stage company]


     We have audited the accompanying balance sheet of Plan A Promotions [ fka Lostwood Professional Services, Inc.] (a development stage company) as of September 30, 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended September 30, 2007 and 2006 and for the period from Inception [December 12, 2003] through September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plan A Promotions, Inc. [a development stage company] as of September 30, 2007, and the results of operations and cash flows for the years ended September 30, 2007 and 2006 and for the period from Inception [December 12, 2003] through September 30, 2007,in conformity with accounting principles generally accepted in the United States of America.

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

/S/MANTYLA MCREYNOLDS, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
November 26, 2007


                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                                  Balance Sheet
                               September 30, 2007

                         ASSETS

                                                             --------------
                                                             --------------
 Current Assets
      Cash                                                           8,056
                                                             --------------
                                                             --------------
 Total Current Assets                                                8,056

 Property and Equipment (net) [Note 5]                               2,160
                                                             --------------
                                                             --------------

 Total Assets                                              $        10,216
                                                             ==============
                                                             ==============

          LIABILITIES AND STOCKHOLDERS' DEFICIT

 Liabilities

 Current Liabilities

       Accounts Payable                                    $          3,889
       Accrued Liabilities                                              801
       Related Party Payable - Note 6                                 8.076
                                                             --------------
 Total Current Liabilities                                           12,766

 Long-Term Liabilities

       Loans from Shareholder - Note 6                     $         15,000
       Accrued Interest Payable - Shareholders - Note 6                 875
                                                             --------------
 Total Long-Term Liaibilities                                        15,875

                                                             --------------
 Total Liabilities                                         $         28,641
                                                             --------------


 Stockholders' Deficit [Note 4]
      Preferred stock; par value ($0.01);
         Authorized 5,000,000 shares
         none issued or outstanding                                      0
      Common stock; par value ($0.01);
         authorized 50,000,000 shares; issued
         and outstanding 1,200,000                                  12,000
      Paid in Capital                                               24,237
      Deficit accumulated during development stage                 (54,662)
                                                             --------------
                                                             --------------
 Total Stockholders' Deficit                               $       (18,425)
                                                             --------------
                                                             --------------
 Total Liabilities and Stockholders' Deficit               $        10,216
                                                             ==============

                 See accompanying notes to financial statements.


                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                            Statements of Operations
       For the years ended September 30, 2007 and 2006 and for the period from Inception [December 12, 2003] through September 30, 2007

                                                                                        From Inception
                                                                                         [12/12/2003]
                                                                                            through
                                                          2007             2006            9/30/2007
                                                     ---------------  ---------------   ---------------

 General Revenues                                  $            230  $         1,424  $          9,694
 Revenues from Related Parties - Note 6                           0            2,346             2,346
                                                     ---------------  ---------------   ---------------
Total Revenues                                     $            230  $         3,770  $         12,040

 General Cost of Goods Sold                                     142            1,391             8,394
 Cost of Goods Sold from Related Parties - Note 6                 0            2,101             2,101
                                                     ---------------  ---------------   ---------------
Total Cost of Goods Sold                                        142            3,492            10,495
                                                     ---------------  ---------------   ---------------
 Gross Profit                                                    88              278             1,545

 General and Administrative Expenses                        (17,002)         (21,463)          (53,890)
                                                     ---------------  ---------------   ---------------

      Net Loss from Operations                              (16,914)         (21,185)          (52,345)
                                                     ---------------  ---------------   ---------------

 Other Income/(Expense):
      Interest Expense                                       (1,242)            (397)           (1,917)
                                                     ---------------  ---------------   ---------------
      Total Other Income/(Expense)                           (1,242)            (397)           (1,917)
                                                     ---------------  ---------------   ---------------

         Net Loss Before Income Taxes                       (18,156)         (21,582)          (54,262)

 Provision for Income/Franchise Taxes                          (100)            (100)             (400)
                                                     ---------------  ---------------   ---------------
                                                     ---------------  ---------------   ---------------
 Net Loss from Operations                          $        (18,256) $       (21,682) $        (54,662)
                                                     ===============  ===============   ===============

 Loss Per Share - Basic and Diluted                $          (0.02) $         (0.02) $          (0.05)
                                                     ===============  ===============   ===============

 Weighted Average Shares Outstanding                      1,200,000        1,200,000         1,192,269
                                                     ===============  ===============   ===============

                 See accompanying notes to financial statements.



                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                   Statements of Stockholders' Equity/(Deficit)
       For the years ended September 30, 2007 and 2006 and for the period from Inception [December 12, 2003] through September 30, 2007

                                      Common       Common      Additional    Accumulated        Net
                                       Shares       Stock        Paid in      Deficit     Stockholders'
                                                                 Capital                     Deficit
                                      ---------- ------------ -------------- ------------- --------------
                                      ---------- ------------ -------------- ------------- --------------
Balance, December 12, 2003                    0            0              0             0              0

Common stock issued for cash          1,200,000       12,000         22,737             0         34,737
Property contributed by shareholder           0            0          1,500             0          1,500
Net loss from inception on December           0            0              0        (3,400)        (3,400)
12, 2003 through September 30, 2004
                                      ---------- ------------ -------------- ------------- --------------
                                      ---------- ------------ -------------- ------------- --------------
Balance, September 30, 2004           1,200,000       12,000         24,237        (3,400)        32,837
Net loss for the year ended
September 30, 2005                            0            0              0       (11,324)       (11,324)
                                      ---------- ------------ -------------- ------------- --------------
                                      ---------- ------------ -------------- ------------- --------------
Balance, September 30, 2005           1,200,000       12,000         24,237       (14,724)        21,513
Net loss for the year ended
September 30, 2006                            0            0              0       (21,682)       (21,682)
                                      ---------- ------------ -------------- ------------- --------------
                                      ---------- ------------ -------------- ------------- --------------
Balance, September 30, 2006           1,200,000       12,000         24,237       (36,406)          (169)
Net loss for the year ended
September 30, 2007                            0            0              0       (18,256)       (18,256)
                                      ---------- ------------ -------------- ------------- --------------
                                      ---------- ------------ -------------- ------------- --------------
Balance, September 30, 2007           1,200,000       12,000         24,237       (54,662)       (18,425)
                                      ========== ============ ============== ============= ==============


                 See accompanying notes to financial statements.

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                            Statements of Cash Flows
       For the years ended September 30, 2007 and 2006 and for the period from Inception [December 12, 2003] through September 30, 2007

                                                                                         From Inception
                                                                                           [12/12/2003]
                                                                                             through
                                                            2007              2006          9/30/2007
                                                     ----------------   ---------------   ----------------
 Cash Flows From Operating Activities
     Net Loss                                      $         (18,256)$         (21,682)$          (54,662)
     Adjustments to reconcile net (loss) to
     Net cash from operating activities:
        Depreciation                                           2,947             2,337              6,746
     Increase/(decrease) in current liabilities
        Accounts Payable/Accrued Liabilities                      42             8,463             12,766
        Increase/(decrease) in accrued interest                  875                 0                875
                                                     ----------------   ---------------   ----------------
 Net Cash From Operating Activities                          (14,392)          (10,882)           (34,275)

 Cash Flows From Investing Activities
     Purchase of Equipment                                         0            (4,584)            (7,406)
                                                     ----------------   ---------------   ----------------
 Net Cash Used by Investing Activities                             0            (4,584)            (7,406)

 Cash Flows From Financing Activities
     Stock issued for cash                                         0                 0             34,737
     Loans from Shareholders                                  15,000                 0             15,000
                                                     ----------------   ---------------   ----------------
 Net Cash From Financing Activities                           15,000                 0             49,737

 Net Change in Cash                                              608           (15,466)             8,056
 Beginning Cash Balance                                        7,448            22,914                  0
                                                     ----------------   ---------------   ----------------
                                                     ----------------   ---------------   ----------------
 Ending Cash Balance                               $           8,056 $           7,448 $            8,056
                                                     ================   ===============   ================

 Supplemental Disclosure Information
     Cash paid during year for interest            $               0 $             423 $              423
     Cash paid during year for income taxes        $             100 $             200 $              300
     Property contributed by shareholder           $               0 $               0 $            1,500

                 See accompanying notes to financial statements.

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                          Notes to Financial Statements
                               September 30, 2007


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

     The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

     (b) Income Taxes

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences in net property and equipment and bad debt reserve for financial and income tax reporting.

     The Company complies with the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

     (c) Net Loss Per Common Share

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. The Company does not have any potentially dilutive common share equivalents.

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                          Notes to Financial Statements
                               September 30, 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


     (d)  Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $8,056 and $7,448 in cash on September 30, 2007 and 2006, respectively.

     (e) Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (f) Revenue Recognition

     The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, which states that revenue is generally recognized when it is realized and earned. Specifically, the Company recognizes revenue when products are delivered and cash collections are reasonably assured. Revenues are recorded as gross revenues when the Company receives the product and subsequently delivers it to a client. If the product is shipped directly to the manufacturer and the Company does not take possession of the product, revenues are recorded as net revenues.

     (g) Advertising Costs

     The company expenses advertising costs as incurred. For the year ended September 30, 2007 and 2006, the Company expensed $0 and $167 in advertising costs, respectively.

     (h) Fair Value of Financial Instruments

     The carrying value of the Company's cash and cash equivalents and accounts payable approximate fair value.

     (i) Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the double-declining method over the assets' estimated useful lives.

     (j) Shipping and Handling Costs

     Shipping and handling costs for the purchase of inventory are capitalized in inventory until the products are sold at which time the costs are expensed as part of costs of goods sold. Shipping and handling costs for finished products are expensed in the period in which the products are sold.

     (k) Impact of New Accounting Standards

     SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities (February 2007)

     SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                               September 30, 2006

NOTE 2 - LIQUIDITY/GOING CONCERN

     The Company has accumulated losses from inception through September 30, 2007 amounting to $54,662 and has minimal assets and operations at September 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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
                                                     =======

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2025 and do not include accrued officer compensation. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

            Description                Amount           Asset            Rate
                                                     (Liability)
------------------------------     -----------     --------------     ----------
   Net Operating Loss Carryforwards:
            Federal                   $ 46,221        $   6,933          15%
            State                     $ 46,221        $   2,311           5%
    Non-deductible (temporary) accrued
            officer salaries          $  4,803        $     961          20%
   Differences in book / tax
            Depreciation              $    (69)       $     (14)         20%
  Valuation allowance                                 $ (10,191)
                                                   --------------
        Deferred tax asset 9/30/07                    $       0

     The allowance has increased $3,690 from $6,501 as of September 30, 2006. The Company is incorporated in the State of Utah, which levies a $100 minimum tax per year on every company therein incorporated. As a result, the Company has accrued a provision of $100 per year to account for this tax.

Reconciliation between taxes at the statutory rates (20%) and the actual income tax provision for continuing operations follows:

   Expected provision (based on statutory rates)    $(3,631)
   Effect of:
     Temporary differences due to accrued officer
     salaries                                           (78)
     Temporary differences due to depreciation           39
     Increase/(decrease) in valuation allowance       3,690
     Deduction for state taxes                          (20)
     State minimum franchise tax                        100
                                                    -------
   Total actual provision                           $   100
                                                    =======

NOTE 4 - COMMON STOCK/PAID IN CAPITAL

     On December 12, 2003, the Board of Directors authorized a stock issuance totaling 1,200,000 shares of common stock to officers of the Company and investors. On December 12, 2003, the Company issued 126,000 shares of common stock at $0.02 for $2,520 in cash. On January 28, 2004, the Company issued an additional 1,074,000 shares of common stock at $0.03 for cash totaling $32,217. At inception, an owner of the company contributed a computer valued at $1,500.

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                               September 30, 2006

NOTE 5 - PROPERTY

     The major classes of fixed assets as of the balance sheet date are as follows:

                                           Accumulated      Net      Useful
Asset Class                      Cost     Depreciation      Book   Life (Years)
---------------------------  ------------ --------------- -------  ------------
Computers and Office Equipment     $4,322      ($3,292)   $1,030        5
Software                           $4,584      ($3,454)   $1,130        3
                             ------------ --------------- -------
    Total                          $8,906      ($6,746)   $2,160
                             ------------ --------------- -------

     The assets are depreciated using the double declining balance method over five years. Depreciation expense was $2,947 and $2,337 for the years ended September 30, 2007 and 2006, respectively.


NOTE 6 - RELATED-PARTY TRANSACTIONS

     Salaries to the President of the Company were accruing at a rate of $250 per month. As of January 1, 2007, the Company suspended all salaries until the Company's operations generate positive cash flow. The balance payable accrues interest at a simple interest rate of 10% annually. Salaries expense was $750 and $3,000 for 2007 and 2006, respectively. Salaries payable at September 30, 2007 was $8,076, including accrued interest. During the twelve months ended September 30, 2007, the Company accrued interest associated with the Salaries payable of $367. The balance is unsecured and payable upon demand.

     During the year ended September 30, 2007 a shareholder loaned the Company $10,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on February 15, 2009. The Company has accrued interest of $583 on this note.

     During the year ended September 30, 2007 a shareholder loaned the Company $5,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on March 1, 2009. The Company has accrued interest of $292 on this note.

     During July 2006, the Company made a sale to Left Lane Imports, Inc. which is owned, in part, by James Doolin, owner of five percent (5%) of Plan A Promotions, Inc. The amount of the sale is presented separately on the Company's Income Statement. This sale accounted for sixty-two percent (62%) of all revenues and sixty percent (60%) of all cost of goods sold for the period ending September 30, 2006. Left Lane Imports, Inc., paid in full at the time of the purchase and no balance was owed to the Company on September 30, 2007 or 2006.

     Eight shareholders, excluding the Company's Executive Officers, control 75.3% of the Company's issued and outstanding common stock. As a result, these majority shareholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

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

     BUSINESS EXPERIENCE

     Alycia D. Anthony, President and a director, is 33 years of age. . Ms. Anthony graduated from the University of Utah, in Salt Lake City. She graduated with a bachelor of science, and masters in Economics. Ms. Anthony has been working in the public finance arena since 1996. She has worked for the consulting firm of KPMG, Peat Marwick, Consulting, Inc. She also worked with the Salt Lake Organizing Committee. Ms. Anthony was the Secretary and Director of Energroup Technologies Corporation from September, 1999 through April, 2001, during this time Energroup Technologies Corporation was a development stage company with no significant operations. Ms. Anthony was also the President and Director of Brenex Oil Corporation from November, 1999 through May, 2001, during this time Brenex Oil Corporation was a development stage company with no significant operations. In addition, Ms. Anthony served as the Secretary and Director for Wasatch Web Advisors, Inc., from November, 1999, through October, 2003, during this time Wasatch Web Advisors, Inc., was a development stage company providing website development services for small and middle market companies. For over the past three years Ms. Anthony has worked within the advertising, marketing and construction management industries.

     Nicholl Heieren, Vice President and a director, is 30 years of age. Ms. Heieren graduated from the University of Utah, in Salt Lake City, Utah. She graduated with a bachelor of fine arts. Ms. Heieren was the Secretary and Director of Rescon Technology Corporation from May, 1999 through April, 2001, during this time Rescon Technology Corporation was a development stage company with no significant operations. Ms. Heieren has also worked within the film, fashion, and entertainment industry for the past eight years.

     Sharlene Doolin, Secretary and a director, is 58 years of age. Ms. Doolin has been involved in the promotional merchandising industry for over the past fifteen years. Her experience within the promotional merchandise industry primarily involves working with non-profit associations and school organizations.

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

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)             (b)   (c)     (d)   (e)   (f)      (g)    (h)    (i)

                                                  Secur-
                                                  ities          All
Name and   Year or                 Other  Rest-   Under-  LTIP  Other
Principal  Period    Salary  Bonus Annual ricted  lying   Pay-  Comp-
Position   Ended      ($)     ($)  Compen -Stock  Options outs  ensat'n
---------------------------------------------------------------------

Alycia D.    09-30-07 $750     0     0      0        0     0     0
Anthony,     09-30-06 $3,000   0     0      0        0     0     0
Director,
President

Nicholl R.   09-30-07   0      0     0      0        0     0     0
Heieren,     09-30-06   0      0     0      0        0     0     0
Director,
Vice
President

Sharlene     09-30-07   0      0     0      0        0     0     0
Doolin,      09-30-06   0      0     0      0        0     0     0
Director,
Secretary

     No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended September 30, 2007 or 2006. However, the Company has accrued $250 per month for compensation of the Company's President. Ms. Anthony began receiving salary as of January 1, 2005. On January 1, 2007, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Accordingly, 3 months of salaries were recorded in the amount of $750 as of September 30, 2007. Should operations produce positive cash flow, compensation will resume with Alycia Anthony receiving $250 per month. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

     STOCK OPTION PLANS

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended September 30, 2007. However, the Company has accrued $250 per month for compensation of the Company's President for October through December 2006. Ms. Anthony's began receiving salary as of January 1, 2005, but no cash has been paid. On January 1, 2007, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Accordingly, 3 months of salaries were recorded in the amount of $750 as of September 30, 2007. Should operations produce positive cash flow, compensation will resume with Alycia Anthony receiving $250 per month.The
Company has not entered into any compensation arrangement with any of the Company's employees as of the date of this Report. However, any of the Company's current and/or future employees compensation will not under any circumstances exceed the amount paid to other persons with similar experience and expertise performing similar services in the web site design industry. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     Security Ownership of Certain Beneficial Owners.
     ------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date hereof:

                           Number of Shares Percentage


                           Number of Shares Percentage

Name                            Beneficially Owned           of Class
----------------                ------------------           --------

Alycia D. Anthony*                   60,000                      5.0%
3010 Lostwood Drive
Sandy, UT 84092

Luke H. Bradley                     100,000                      8.3%
2238 Catania Drive
Draper, UT 84020

Leonard W. Burningham                80,000                      6.7%
455 East Fifth South #205
Salt Lake City, UT 84111

James P. Doolin*                     60,000                      5.0%
1704 E. Harvard Ave.
Salt Lake City, UT 84108

Michael J. Doolin*                  298,500                     24.9%
5 Pepperwood Drive
Sandy, UT 84092

Duane S. Jenson                     100,000                      8.3%
4685 South Highland Drive #202
Salt Lake City, UT 84117

Cory Powers                         100,000                      8.3%
864 Northcrest Ave.
Salt Lake City, UT 84103

Quad D LTD Partnership*             100,000                      8.3%
5 Pepperwood Drive
Sandy, UT 84092

SCS, Inc.                            75,000                      6.3%
455 East Fifth South #201
Salt Lake City, UT 84111

TOTAL                               973,500                     81.1%

* Sharlene Doolin is deemed a beneficial owner, as she is the general partner of Quad D LTD Partnership. Michael and Sharlene Doolin are husband and wife. James Doolin is the son of Michael and Sharlene Doolin. Alycia Anthony is the daughter of Michael and Sharelene Doolin.

     SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the share holdings of the Company's directors and executive officers as of the date hereof:

Name                            Beneficially Owned           of Class
----------------                ------------------           --------
Alycia D. Anthony*                   60,000                      5.0%
3010 Lostwood Drive
Sandy, UT 84092

Nicholl R. Heieren*                   6,000                      0.5%
1704 E. Harvard Ave.
Salt Lake City, UT 84108

Sharlene Doolin*                    100,000**                    8.3%
5 Pepperwood Drive
Sandy, UT 84092

TOTAL OFFICERS & DIRECTORS          166,000                     13.8%


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

Item 15. Audit Fees
         ----------

     The following table summarizes the fees paid by the Company for audit and other Related fees.

                     2007                    2006
                    -------                -------
Audit               $11,268                 $8,292
Audit Related       $     0                 $    0
Tax Fees            $   370                 $  375

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Plan A Promotions, Inc.



Date:12/17/07                          /S/ALYCIA ANTHONY
                                       Alycia Anthony
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       Plan A Promotions, Inc.


Date:12/17/07                          /S/ALYCIA ANTHONY
                                       Alycia Anthony
                                       President and Director


Date:12/17/07                          /S/NICHOLL HEIEREN
                                       Nicholl Heieren
                                       Vice President and Director

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



Date:12/17/07                          /S/ALYCIA ANTHONY
                                       Alycia Anthony
                                      Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBARNES OXLEY ACT OF 2002


     In connection with the Annual Report of Plan A Promotions, Inc.,(the "Registrant") on Form 10-KSB for the year ending September 30, 2007, as filed with the Securities and Exchange Commision on the date hereof(the "Annual Report"), I, Alycia Anthony, Chief Executive Officer, and Chief Financial
Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Annual Report fully complies with the requirments of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Annual Report fairly represents, in all material respects, the financial condition and result of operations of the Registrant.

Date:12/17/07                          /S/ALYCIA ANTHONY
                                       Alycia Anthony
                                       Chief Executive Officer
                                       Chief Financial Officer