Form 10QSB
period 2007-12-31
Plan A Promotions, Inc.
filed 2008-02-11
CIK 1341726

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2007

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

                                 January 9, 2008

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


                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                            Condensed Balance Sheets
                             As of December 31, 2007
                             and September 30, 2007

                                                       12/31/07      09/30/07
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $    3,652  $    8,056
                                                      -----------    --------
Total Current Assets                                       3,652       8,056
                                                      -----------    --------


Property and Equipment (net)                               1,423       2,160
                                                      -----------    --------

         Total Assets                                 $    5,075 $    10,216
                                                      ===========    ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

      Accounts Payable                                $    6,873 $     3,889
      Accrued Liabilities                                    686         801
      Related-Party Payable - Note 3                       8,138       8,076
                                                      -----------    --------
         Total Current Liabilities                        15,697      12,766

Long-Term Liabilities

      Loans from Shareholder - Note 3                     15,000      15,000
      Accrued Interest Payable - Shareholders - Note 3     1,253         875
                                                      -----------    --------
Total Long-Term Liabilities                               16,253      15,875
                                                      -----------    --------

                                                      -----------    --------
Total Liabilities                                         31,950      28,641
                                                      ===========    ========

Stockholders' Deficit
      Preferred stock; par value ($0.01);
         Authorized 5,000,000 shares
         none issued or outstanding                            0           0
      Common stock; par value ($0.01);
         authorized 50,000,000 shares; issued
         and outstanding 1,200,000                        12,000      12,000
      Paid-in Capital                                     24,237      24,237
      Deficit accumulated during the development stage   (63,112)    (54,662)
                                                      -----------    --------
         Total Stockholders' Deficit                     (26,875)    (18,425)
                                                      -----------    --------
         Total Liabilities and Stockholders' Deficit  $    5,075   $  10,216
                                                      ===========    ========



                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                       Condensed Statements of Operations
          For the Three Month Periods Ended December 31, 2007 and 2006
           and For the Period from Inception through December 31, 2007
                                                                       For the
                                                                     Period from
                                         For the       For the        Inception
                                       Three Months  Three Months     [12/12/03]
                                          Ended         Ended          through
                                         12/31/07      12/31/06        12/31/07
                                        ---------     ---------      -----------


Revenues                                 $     0       $    230      $    9,694
Revenues from Related Parties                  0              0           2,346
                                         --------      ---------     -----------
Total Revenue                                  0            230          12,040

Cost of Sales                                  0            142           8,394
Cost of Sales to Related Parties               0              0           2,101
                                         --------      ---------     -----------
Total Cost of Sales                            0            142          10,495
                                         --------      ---------     -----------
Gross Profit                                   0             88           1,545

General and Administrative Expenses        8,010         10,034          61,900
                                         --------      ---------     -----------
Operating Loss                            (8,010)        (9,946)        (60,355)
Interest Expense                             440            180           2,357
                                         --------      ---------     -----------
Net Loss Before Income Taxes              (8,450)       (10,126)        (62,712)

Provision for Income Taxes                     0              0             400
                                         --------      ---------     -----------
Net Loss                                  (8,450)       (10,126)        (63,112)
                                         ========      =========     ===========

Loss Per Share                           $  (.01)      $   (.01)    $      (.06)
                                         ========      =========     ===========

Weighted Average Shares Outstanding      1,200,000     1,200,000      1,192,747
                                         ========      =========     ===========

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                       Condensed Statements of Cash Flows
          For the Three Month Periods Ended December 31, 2007 and 2006
           and For the Period from Inception through December 31, 2007


                                                                                         For the
                                                                                       Period from
                                                            For the       For the       Inception
                                                          Three Months  Three Months    [12/12/03]
                                                             Ended         Ended         through
                                                           12/31/07      12/31/06        12/31/07
                                                           ---------     --------      -----------
Cash Flows from Operating Activities
-------------------------------------
Net Loss                                                      (8,450)      (10,126)       (63,112)
Adjustments to reconcile net (loss) to
net cash from Operating Activities:
    Depreciation                                                 737           737          7,483
Increase/(Decrease) in Current Liabilities
    Accounts Payable/Accrued Liabilities                       2,869         7,361         15,635
    Accrued Interest                                             440             0          1,315
                                                           ---------     ---------       --------
     Net Cash Provided by/(Used for) Operating  Activities    (4,404)       (2,028)       (38,679)

Cash Flows Provided Used for Investing Activities
    Purchase of equipment                                          0             0         (7,406)
                                                           ---------     ---------       --------
              Net Cash Used for Investing Activities                0             0         (7,406)

Cash Flows Provided by Financing Activities
    Stock issued for cash                                          0             0         34,737
    Loans from Shareholders                                        0             0         15,000
                                                           ---------     ---------       --------
              Net Cash Provided by Financing Activities            0             0         49,737

                Net Increase/(decrease)in Cash                (4,404)       (2,028)         3,652

Beginning Cash Balance                                         8,056         7,448              0
                                                           ---------     ---------       --------

Ending Cash Balance                                      $     3,652         5,420     $    3,652
                                                           =========     =========       ========
Supplemental Disclosure Information
              Cash Paid for Interest                               0            0            423
              Cash Paid for Income Taxes/Franchise Tax           100            0            400
              Property Contributed by a Shareholder                0            0          1,500


                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                   Notes to the Condensed Financial Statements



NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited, condensed financial statements of Plan A Promotions, Inc., have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the period ended September 30, 2007. In the opinion of management these interim financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses from inception through December 31, 2007 amounting to $63,112 and has minimal assets and operations at December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management   plans  include  raising  capital  to  commence   business
          operations, or seeking a well capitalized merger candidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          If the Company is unable to develop its operations, the Company may have to cease to exist.



NOTE 3- RELATED PARTY TRANSACTIONS

          Salaries to the President of the Company were accruing at a rate of $250 per month. As of January 1, 2007, the Company suspended all salaries until the Company's operations generate positive cash flow. The balance payable accrues interest at a simple interest rate of 10% annually. Salaries expense was $750 and $3,000 for 2007 and 2006, respectively. Salaries payable at December 31, 2007 was $8,138, including accrued interest. During the quarter ended December 31, 2007, the Company accrued interest associated with the Salaries payable of $62. The balance is unsecured and payable upon demand.

          During the year ended September 30, 2007 a shareholder loaned the Company $10,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on February 15, 2009. The Company has accrued interest of $836 on this note.

          During the year ended September 30, 2007 a shareholder loaned the Company $5,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on March 1, 2009. The Company has accrued interest of $418 on this note.

          Eight shareholders, excluding the Company's Executive Officers, control 75.3% of the Company's issued and outstanding common stock. As a result, these majority shareholders could exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended December 31, 2007, resulted in a net loss of ($8,450). The Basic Loss per Share for the three month period ended December 31, 2007 was ($0.01). Details of changes in revenue and expenses can be found below.

     OPERATING RESULTS REVENUES

     The Company has not generated a profit since inception. The Company generated $230 in revenue for the three month period ended December 31, 2006 and no revenue for the three month period ended December 31, 2007. The difference in revenue generated is a result of the Company's inability to attract business in the most recent quarter. The Company did not market its products or services throughout the three months ended December 31, 2007, which had an impact on the revenue.

     OPERATING RESULTS COST OF GOODS SOLD/COST OF SALES

     The Company did not incur any cost of sales due to the fact that it did not generate any revenue in the three months ended December 31, 2007. In comparison, the Company's cost of sales for the three month period ended December 31, 2006 was $142.

     OPERATING RESULTS OPERATING EXPENSES

     Operating expense for the three month period ended December 31 2007, was 8,010. Operating expenses included accounting, legal and depreciation expenses.

          - The Company's accounting expenses decreased $1,848 in the three month period ended December 31, 2007 compared to the same three month period ended December 31, 2006. The Company incurred $6,630 in accounting fees in the three month period ended December 31, 2007, and it incurred $8,478 in the three month period December 31, 2006. The decrease in accounting expense can be attributed to the timing of the accounting work completed and the accountant's billing cycle.

          - The Company incurred $644 in legal expenses for three month period ended December 31, 2007. In the three month period ended December 31. 2006, the Company did not incur any legal expenses.

          - Depreciation for the three month period ended December 31, 2007, was $737, compared to $737 for the three month period ended December 31, 2006. The Company did not acquire any new property or equipment in the past twelve months, therefore the change in depreciation was negligible between the two periods.

     OPERATING RESULTS INTEREST EXPENSES

     The Company incurred $440 in interest expense in the three month period ended December 31, 2007. In the three month period ended December 31, 2006, the Company incurred $180 in interest expense. The increase in interest expenses is due to the $15,000 in loans from the Company's shareholders.

     LIQUIDITY

     As of December 31, 2007, the Company had $15,697 in current liabilities and $16,253 in long-term debt.

     The Company has a cash balance of $3,652 as of December 31, 2007. Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company's management will advance the Company monies not to exceed $50,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed that it will be able to obtain financing.

     The Company's ability to continue as a going concern is dependent on management's ability to generate revenue and to manage the Company's expenses. Management will continue to seek to explore opportunities to enhance the value of the Company and its profitability.

     CRITICAL ACCOUNTING POLICIES - ESTIMATES

     Our discussion herein and analysis thereof is based upon our financial statements in Item 1 above, which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission("SEC")for interim financial reporting. The preparation of these statements requires management to make estimates and best judgments that affect the reported amounts.

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of December 31, 2007.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Plan A Promotions, Inc.,(the "Company") on Form 10-QSB for the quarter ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alycia Anthony, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:02/07/08               /S/ALYCIA ANTHONY
                            Alycia Anthony, Chief Executive Officer and
                            Chief Financial Officer

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


Date:02/07/08                   /S/ALYCIA ANTHONY
                                --------------------------------------------
                                Alycia Anthony, Chief Executive Officer and
                                Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Plan A Promotions, Inc.



Date:02/07/08               /S/ALYCIA ANTHONY
                            Alycia Anthony, President and Director