Form 10-Q
period 2008-03-31
Plan A Promotions, Inc.
filed 2008-05-14
CIK 1341726

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act).

        Large accelerated filer [_]             Accelerated filer         [_]
        Non-accelerated filer   [_]             Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes |_| No |X|

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                  May 13, 2008

                                    1,200,000

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The Financial Statements are on file with the Company's Auditor.

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                            Condensed Balance Sheets
                             As of March 31, 2008
                             and September 30, 2007

                                                        3/31/2008          9/30/2007
                                                    ------------------  -----------------
                                                       [Unaudited]         [Audited]
  ASSETS

Assets

     Current Assets

         Cash                                                 $   424           $  8,056
                                                    ------------------  -----------------
     Total Current Assets                                         424              8,056
                                                    ------------------  -----------------

         Property & Equipment (net)                               686              2,160
                                                    ------------------  -----------------

     Total Assets                                             $ 1,110           $ 10,216
                                                    ==================  =================


       LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

     Current Liabilities

         Accounts Payable                                     $ 2,570           $  3,889
         Accrued Liabilities                                    4,533                801
         Related-Party Payable - Note 3                         8,886              8,076
                                                    ------------------  -----------------

     Total Current Liabilities                                 15,989             12,766
                                                    ------------------  -----------------

     Long Term Liabilities

         Loans from Shareholders - Note 3                      15,000             15,000
         Accrued Interest Payable - Shareholders - Note 3       1,628                875
                                                    ------------------  -----------------

     Total Long Term Liabilities                               16,628             15,875
                                                    ------------------  -----------------

Total Liabilities                                            $ 32,617           $ 28,641
                                                    ==================  =================

     Stockholders' Deficit

         Preferred Stock; par value ($0.01);                        -                  -
         Authorized 5,000,000 shares
         none issued or outstanding
         Common Stock; par value ($0.01);
         Authorized 50,000,000 shares; issued
         and outstanding 1,200,000                             12,000             12,000
         Paid-in Capital                                       24,237             24,237
         Deficit Accumulated during the development stage     (67,744)           (54,662)
                                                    ------------------  -----------------
     Total Stockholders' Deficit                              (31,507)           (18,425)
                                                    ------------------  -----------------

Total Liabilities and Stockholders' Deficit                   $ 1,110           $ 10,216
                                                    ==================  =================


                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                       Condensed Statements of Operations
        For the Three and Six Month Periods Ended March 31, 2008 and 2007
           and For the Period from Inception through March 31, 2008

                                         For the        For the        For the         For the      Since Inception
                                        Three Months   Three Months   Six Months      Six Months     [12/12/03]
                                          Ended          Ended          Ended           Ended          through
                                         3/31/08        3/31/07        3/31/08         3/31/07         3/31/08
                                       -------------  -------------  -------------   -------------  --------------
Revenues                                   $      -       $      -       $      -        $    230        $  9,694
Revenues from Related Parties                     -              -              -               -           2,346
                                       -------------  -------------  -------------   -------------  --------------

Total Revenue                                     -              -              -             230          12,040

Cost of Sales                                     -              -              -             142           8,394
Cost of Sales to Related Parties                  -              -              -               -           2,101
                                       -------------  -------------  -------------   -------------  --------------

Total Cost of Sales                               -              -              -             142          10,495

                                       -------------  -------------  -------------   -------------  --------------
Gross Profit                                      -              -              -              88           1,545
                                       -------------  -------------  -------------   -------------  --------------

General & Administrative Expenses             4,195          2,738         12,205          12,772          66,095
                                       -------------  -------------  -------------   -------------  --------------

Operating Loss                               (4,195)        (2,738)       (12,205)        (12,684)        (64,550)
Interest Expense                                436            302            876             482           2,793
                                       -------------  -------------  -------------   -------------  --------------

Net Loss Before Income Taxes                 (4,631)        (3,040)       (13,081)        (13,166)        (67,343)

Provision for Income Taxes                        -              -              -               -             400
                                       -------------  -------------  -------------   -------------  --------------

Net Loss                                   $ (4,631)      $ (3,040)      $(13,081)       $(13,166)       $(67,743)
                                       =============  =============  =============   =============  ==============


Loss Per Share                             $  (0.01)      $  (0.01)      $  (0.01)       $  (0.01)       $  (0.06)
                                       =============  =============  =============   =============  ==============


Weighted Average Shares Outstanding       1,200,000      1,200,000      1,200,000       1,200,000       1,193,165
                                       =============  =============  =============   =============  ==============


                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                       Condensed Statements of Cash Flows
             For the Six Month Periods Ended March 31, 2008 and 2007
           and For the Period from Inception through March 31, 2008

                                                                         For the         For the      Since Inception
                                                                        Six Months      Six Months     [12/12/03]
                                                                          Ended           Ended          through
                                                                         3/31/08         3/31/07         3/31/08
                                                                       ------------    ------------    ------------
      Cash Flows From Operating Activities

Net Loss                                                                  $(13,081)       $(13,166)       $(67,743)

      Adjustments to reconcile net loss to net cash
      from Operating Activities:
          Depreciation                                                       1,474           1,474           8,220
          Increase/(Decrease) in Current/Accrued Liabilities                 3,099             (97)         15,865
          Accrued Interest                                                     876               0           1,751
                                                                       ------------    ------------    ------------

      Net Cash From Operating Activities                                    (7,632)        (11,789)        (41,907)

      Cash Flows From Investing Activities

          Purchase of equipment                                                  -               -          (7,406)
                                                                       ------------    ------------    ------------

      Net Cash From Investing Activities                                         -               -          (7,406)


      Cash Flows From Financing Activities

          Stock Issued for Cash                                                  -               -          34,737
          Loans from Shareholders                                                -          15,000          15,000
                                                                       ------------    ------------    ------------

      Net Cash From Financing Activities                                         -          15,000          49,737

      Net Increase/(Decrease) in cash                                       (7,632)         (3,211)            424

Beginning Cash Balance                                                       8,056           7,448               -
                                                                       ------------    ------------    ------------

Ending Cash Balance                                                          $ 424         $10,659           $ 424
                                                                       ============    ============    ============

Supplemental Disclosure Information

      Cash paid for
          Interest                                                           $   -           $   -         $ 1,751
          Income taxes                                                       $   -           $   -         $  (400)
          Property contributed by a shareholder                              $   -           $   -         $ 1,500

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                   Notes to the Condensed Financial Statements



NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited, condensed financial statements of Plan A Promotions, Inc. (the "Company" or "Plan A Promotions"), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the period ended September 30, 2007. In the opinion of management these interim financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of $4,631 for the three months ended March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans include raising capital to further its business operations, or seeking a well capitalized merger candidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to develop its operations, the Company may have to cease to exist.

NOTE 3- RELATED PARTY TRANSACTIONS

          Salaries to the President of the Company were accruing at a rate of $250 per month. As of January 1, 2007, the Company suspended all salaries until the Company's operations generate positive cash flow. The balance payable accrues interest at a simple interest rate of 10% annually. Salaries expense was $750 and $3,000 for 2007 and 2006, respectively. Salaries payable at March 31, 2008 was $8,200, including accrued interest. During the quarter ended March 31, 2008, the Company accrued interest associated with the Salaries payable of $62. The balance is unsecured and payable upon demand.

          During the year ended September 30, 2007 a shareholder loaned the Company $10,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on February 15, 2009. As of March 31, 2008, the Company has accrued interest of $1,085 on this note.

          During the year ended September 30, 2007 a shareholder loaned the Company $5,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on March 1, 2009. The Company has accrued interest of $543 on this note.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     PLAN OF OPERATION

     The Company's plan of operation for the next 12 months is to continue with its current business operations. However, the Company has accumulated losses since inception and has not been able to generate profits from operations. Operating capital has been raised through the Company's shareholders. Furthermore, the Company has not been able to generate positive cash flow from operations since inception. Management plans include raising capital to further its business operations, or seeking a well capitalized merger candidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to develop its operations, the Company may have to cease to exist.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended March 31, 2008, resulted in a net loss of $4,631. The Basic Loss per Share for the three month period ended March 31, 2008 was ($0.01). Details of changes in revenue and expenses can be found below.

     OPERATING RESULTS REVENUES

     The Company has not generated a profit since inception. The Company did not generate any revenue in the three month period ended March 31, 2008 or 2007. The Company's management has been unable to identify a viable market for its product and service offering, and therefore was unable to generate any revenue in either period.

     OPERATING RESULTS - COST OF SALES

     The Company did not incur any cost of sales given that it was unable to generate any revenue in the three months ended March 31, 2008 or 2007.

     OPERATING RESULTS - OPERATING EXPENSES

     Operating expense for the three month period ended March 31, 2008, was $4,195. Operating expenses included accounting, legal and depreciation expenses.

          - The Company's accounting expenses increased $1,658 for the three month period ended March 31, 2008 compared to the same three month period ended March 31, 2007. The Company incurred $2,230 in accounting fees in the three month period ended March 31, 2008, and incurred $572 in the three month period March 31, 2007. The increase in accounting expense can be attributed to increased oversight by the Company's accountants as mandated by the Sarbanes-Oxley Act of 2002.

          - Depreciation for the three month period ended March 31, 2008, was $737, identical to the $737 in depreciation the Company incurred for the three month period ended March 31, 2007. The Company did not acquire any new property or equipment in the past twelve months, therefore the charge for depreciation was the same for the two periods.

     OPERATING RESULTS - INTEREST EXPENSES

     The Company incurred $436 in interest expense in the three month period ended March 31, 2008. In the three month period ended March 31, 2007, the Company incurred $302 in interest expense. The increase in interest expenses is due to the $15,000 in loans the Company obtained from the Company's shareholders in the 2007 fiscal year.

     LIQUIDITY

     As of March 31, 2008, the Company had $15,989 in current liabilities and $16,627 in long-term debt.

     The Company has a cash balance of $424 as of March 31, 2008. Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company's management will advance the Company monies not to exceed $50,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed that it will be able to obtain financing.

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     This item is not applicable to smaller reporting companies.

Item 4(T). Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including the President and Secretary, to allow timely decisions regarding required disclosures.

     Under the supervision and with the participation of our management, including our President and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our President and Secretary concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

     Changes in Internal Control Over Financial Reporting

     During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None; not applicable.

Item 1A. Risk Factors

        This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None; not applicable

Item 3. Defaults Upon Senior  Securities.

        None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        None; not applicable

Item 5. Other Information.

        None; applicable

Item 6. Exhibits.

        (a) Exhibits

        31.1 302 Certification of Alycia Anthony

        31.2 302 Certification of Sharlene Doolin

        32 906 Certification

        (b)Reports on Form 8-K.

        None; Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PLAN A PROMOTIONS, INC.

Date:05/13/08                           /S/ALYCIA ANTHONY
                                        Alycia Anthony, President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


Date:05/13/08                           /S/SHARLENE DOOLIN
                                        Sharlene Doolin, Secretary and Director