Form 10-Q
period 2008-06-30
Plan A Promotions, Inc.
filed 2008-08-05
CIK 1341726

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2008

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

                                 August 5, 2008

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

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                            Condensed Balance Sheets
                             As of June 30, 2008
                             and September 30, 2007

                                                        6/30/2008          9/30/2007
                                                    ------------------  -----------------
                                                       [Unaudited]         [Audited]
  ASSETS

Assets

     Current Assets

         Cash                                                 $   400           $  8,056
                                                    ------------------  -----------------
     Total Current Assets                                         400              8,056
                                                    ------------------  -----------------

         Property & Equipment (net)                                 0              2,160
                                                    ------------------  -----------------

     Total Assets                                             $   400           $ 10,216
                                                    ==================  =================


       LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

     Current Liabilities

         Accounts Payable                                     $ 4,943           $  3,889
         Accrued Liabilities                                    5,304                801
         Related-Party Payable - Note 3                         8,262              8,076
                                                    ------------------  -----------------

     Total Current Liabilities                                 18,509             12,766
                                                    ------------------  -----------------

     Long Term Liabilities

         Loans from Shareholders - Note 3                      15,000             15,000
         Accrued Interest Payable - Shareholders - Note 3       2,001                875
                                                    ------------------  -----------------

     Total Long Term Liabilities                               17,001             15,875
                                                    ------------------  -----------------

Total Liabilities                                            $ 35,510           $ 28,641

     Stockholders' Deficit

         Preferred Stock; par value ($0.01);                        -                  -
         Authorized 5,000,000 shares
         none issued or outstanding
         Common Stock; par value ($0.01);
         Authorized 50,000,000 shares; issued
         and outstanding 1,200,000                             12,000             12,000
         Paid-in Capital                                       24,237             24,237
         Deficit Accumulated during the development stage     (71,347)           (54,662)
                                                    ------------------  -----------------
     Total Stockholders' Deficit                              (35,110)           (18,425)
                                                    ------------------  -----------------

Total Liabilities and Stockholders' Deficit                   $   400           $ 10,216
                                                    ==================  =================


                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                       Condensed Statements of Operations
        For the Three and Nine Month Periods Ended June 30, 2008 and 2007
           and For the Period from Inception through June 30, 2008

                                         For the        For the        For the         For the       Since Inception
                                       Three Months   Three Months   Nine Months     Nine Months     [12/12/03]
                                          Ended          Ended          Ended           Ended          through
                                         6/30/08        6/30/07        6/30/08         6/30/07         6/30/08
                                       -------------  -------------  -------------   -------------  --------------

Revenues                                        $ -            $ -            $ -           $ 230         $ 9,694
Revenues from Related Parties                   $ -            $ -            $ -           $   -         $ 2,346
                                       -------------  -------------  -------------   -------------  --------------

Total Revenue                                   $ -            $ -            $ -           $ 230        $ 12,040

Cost of Sales                                   $ -            $ -            $ -           $ 142         $ 8,394
Cost of Sales to Related Parties                $ -            $ -            $ -           $   -         $ 2,101
                                       -------------  -------------  -------------   -------------  --------------

Total Cost of Sales                             $ -            $ -            $ -           $ 142        $ 10,495

                                       -------------  -------------  -------------   -------------  --------------
Gross Profit                                    $ -            $ -            $ -            $ 88         $ 1,545

General & Administrative Expenses             3,168          2,996         15,373          15,768          69,263
                                       -------------  -------------  -------------   -------------  --------------

Operating Income/(Loss)                      (3,168)        (2,996)       (15,373)        (15,680)        (67,718)
Interest Expense                                436            529          1,312           1,011           3,229
                                       -------------  -------------  -------------   -------------  --------------

Net Loss Before Income Taxes                 (3,604)        (3,525)       (16,685)        (16,691)        (70,947)

Provision for Income Taxes                        -              -              -               -             400
                                       -------------  -------------  -------------   -------------  --------------

Net Loss                                     (3,604)        (3,525)       (16,685)        (16,691)        (71,347)
                                       =============  =============  =============   =============  ==============


Loss Per Share                              $ (0.01)       $ (0.01)       $ (0.01)        $ (0.01)        $ (0.06)
                                       =============  =============  =============   =============  ==============


Weighted Average Shares Outstanding       1,200,000      1,200,000      1,200,000       1,200,000       1,193,537
                                       =============  =============  =============   =============  ==============



                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                       Condensed Statements of Cash Flows
             For the Nine Month Period Ended June 30, 2008 and 2007
           and For the Period from Inception through June 30, 2008

                                                                         For the         For the       Since Inception
                                                                        Nine Months     Nine Months   [12/12/03]
                                                                          Ended           Ended          through
                                                                         6/30/08         6/30/07         6/30/08
                                                                       ------------    ------------    ------------
      Cash Flows from Operating Activities
Net Loss                                                                  $(16,685)      $ (16,691)      $ (71,347)

      Adjustments to reconcile net income/(loss) to net cash from Operating Activities:

          Depreciation                                                       2,160           2,210           8,906
          Increase/(Decrease) in Current/Accrued Liabilities                 5,619           1,251          18,385
          Accrued Interest                                                   1,250               -           2,125
                                                                       ------------    ------------    ------------
      Net Cash from Operating Activities                                    (7,656)        (13,230)        (41,931)

      Cash from Investing Activities

          Purchase of equipment                                                  -               -          (7,406)
                                                                       ------------    ------------    ------------

      Net Cash from Investing Activities                                         -               -          (7,406)


      Cash from Financing Activities

          Issued Stock for Cash                                                  -               -          34,737
          Loan from Shareholders                                                 -          15,000          15,000
                                                                       ------------    ------------    ------------

      Net Cash from Financing Activities                                         -          15,000          49,737

      Net Increase (Decrease) in cash                                       (7,656)          1,770             400

Beginning Cash Balance                                                       8,056           7,448               -
                                                                       ------------    ------------    ------------

Ending Cash Balance                                                        $   400         $ 9,128           $ 400
                                                                       ============    ============    ============

Supplemental Disclosure Information

      Cash paid for
          Interest                                                           $   -           $   -          $  423
          Property Contributed by a Shareholder                              $   -           $   -          $1,500


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

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of $3,604 for the three months ended June 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans include raising capital to further its business operations, or seeking a well capitalized merger candidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to develop its operations, the Company may have to cease to exist.

NOTE 3- RELATED PARTY TRANSACTIONS

          Salaries to the President of the Company were accruing at a rate of $250 per month. As of January 1, 2007, the Company suspended all salaries until the Company's operations generate positive cash flow. The balance payable accrues interest at a simple interest rate of 10% annually. Salaries expense was $0 and $750 for 2008 and 2007, respectively. Salaries payable at June 30, 2008 was $8,200, including accrued interest. During the quarter ended June 30, 2008, the Company accrued interest associated with the Salaries payable of $62. The balance is unsecured and payable upon demand.

          During the year ended September 30, 2007 a shareholder loaned the Company $10,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on February 15, 2009. As of June 30, 2008, the Company has accrued interest of $1,334 on this note.

          During the year ended September 30, 2007 a shareholder loaned the Company $5,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on March 1, 2009. The Company has accrued interest of $667 on this note.

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

Note 4- RECENT ACCOUNTING PRONOUNCEMENTS

          In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The Company will adopt SFAS 157 on October 1, 2008 with no impact expected on the Company's condensed financial statements.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company will elect not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 is adopted on October 1, 2008. As a result, implementation of SFAS 159 will have no impact on the Company's condensed financial statements.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51("SFAS 160"). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoptions of SFAS 141(R) or SFAS 150 to have a material impact on its financial statements.

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company's financial statements and it does not intend to adopt this standard early.

          In May 2008 the FASB released SFAS No 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States (the "GAAP hierarchy"). FASB believes that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result. SFAS 162 becomes effective 60 days following the SEC's approval of the Public Accounting Oversight Board amendment to AU Section 411.

          In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 ("SFAS 163"). SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

          The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended June 30, 2008, resulted in a net loss of $3,604. The Basic Loss per Share for the three month period ended June 30, 2008 was ($0.01). Details of changes in revenue and expenses can be found below.

     OPERATING RESULTS REVENUES

     The Company has not generated a profit since inception. The Company did not generate any revenue in the three month period ended June 30, 2008 or 2007. The Company's management has been unable to identify a viable market for its product and service offering, and therefore was unable to generate any revenue in either period.

     OPERATING RESULTS - COST OF SALES

     The Company did not incur any cost of sales given that it was unable to generate any revenue in the three months ended June 30, 2008 or 2007.

     OPERATING RESULTS - OPERATING EXPENSES

     Operating expense for the three month period ended June 30, 2008, was $3,168. Operating expenses included accounting, legal and depreciation expenses.

          - The Company's accounting expenses increased $946 for the three month period ended June 30, 2008 compared to the same three month period ended June 30, 2007. The Company incurred $2,372 in accounting fees in the three month period ended June 30, 2008, and incurred $1,426 in the three month period June 30, 2007. The increase in accounting expense can be attributed to increased oversight by the Company's accountants as mandated by the Sarbanes-Oxley Act of 2002.

          - Depreciation for the three month period ended June 30, 2008, was $686, which decreased from the $737 in depreciation the Company incurred for the three month period ended June 30, 2007. The Company did not acquire any new property or equipment in the past twelve months, and has depreciated the remainder of its property and equipment.

     OPERATING RESULTS - INTEREST EXPENSES

     The Company incurred $436 in interest expense in the three month period ended June 30, 2008. In the three month period ended June 30, 2007, the Company also incurred $529 in interest expense. The Company has not borrowed any additional debt and therefore the incurred interest expense has remained the same over the past twelve months.

     LIQUIDITY

     As of June 30, 2008, the Company had $18,509 in current liabilities and $17,001 in long-term debt.

     The Company has a cash balance of $400 as of June 30, 2008. Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company's management will advance the Company monies not to exceed $50,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed that it will be able to obtain financing.

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of June 30, 2008.

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

                             PLAN A PROMOTIONS, INC.

Date:08/05/08                           /S/ALYCIA ANTHONY
                                        Alycia Anthony, President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


Date:08/05/08                           /S/SHARLENE DOOLIN
                                        Sharlene Doolin, Secretary and Director