Form 10-K
period 2008-09-30
Plan A Promotions, Inc.
filed 2008-12-19
CIK 1341726

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2008
                               -----------------

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No |X|

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act . Yes |_| No |X|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

           Large accelerated filer [ ]  Accelerated filed         [ ]
           Non-accelerated filer   [ ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

State issuer's revenue for its most recent fiscal year:  -0-

     The market value of the voting stock held by non-affiliates is $66,000. based on 220,500 shares held by non-affiliates. These computations are based upon the bid price of $.30 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. ("FINRA") on October 1, 2008. As of October 1, 2008, the registrant had 1,200,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes |_| No |X|



                                Table of Contents

PART I............................................................................................................................3
   ITEM 1.        BUSINESS........................................................................................................3
   ITEM 1A.       RISK FACTORS....................................................................................................7
   ITEM 2:        PROPERTIES.....................................................................................................10
   ITEM 3:        LEGAL PROCEEDINGS..............................................................................................10
   ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................10
PART II..........................................................................................................................11
   ITEM 5:        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...11
   ITEM 6:        SELECTED FINANCIAL DATA........................................................................................12
   ITEM 7:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION...........................13
   ITEM 7A:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................15
   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................................16
   ITEM 9:        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS..................................................................28
   ITEM 9A:       CONTROLS AND PROCEDURES........................................................................................28
   ITEM 9B:       OTHER INFORMATION..............................................................................................29
PART III.........................................................................................................................29
   ITEM 10:       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE........................................................31
   ITEM 11.       EXECUTIVE COMPENSATION.........................................................................................31
   ITEM 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................32
   ITEM 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE......................................34
   ITEM 14:       PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................................34
   ITEM 15:       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.....................................................................35
SIGNATURES.......................................................................................................................36

                                     PART I

                           FORWARD LOOKING STATEMENTS

     In this report, references to "Plan A Promotions," the "Company," "we," "us," and "our" refer to Plan A Promotions, Inc.

     This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the markets in which Plan A Promotions may participate, competition within Plan A Promotion's chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.  BUSINESS

     HISTORICAL DEVELOPMENT

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

     The Company's operations during the year ended September 30, 2008, resulted in no revenue. The Company's cost of goods for the year ended September 30, 2008, was $0 and general and administrative expenses were $18,869, resulting in an operating loss of ($18,869), and a net loss of $($21,674) after accounting for interest expenses of $2,706 and income taxes of $100.

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended September 30, 2008, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations.

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

     EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

     The integrated disclosure system for small business issuers adopted by the SEC in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. We are now considered to be a "smaller reporting company, effective February 4, 2008, when the SEC abolished Regulation SB.

     We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors, of public companies and to strengthen auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, and compensation and oversight of the work of public companies' auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14-A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14-A or 14-C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

     We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO FISCAL YEARS

     None; not applicable

     COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by us as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to us for acquisition, reorganization or merger.

     NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

     None.

     REPORTS TO SECURITY HOLDERS

     You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the SEC at their internet site www.sec.gov

ITEM 1A. RISK FACTORS

     The Company's business operations are highly speculative and involve substantial risks. Only investors who can bear the risk of losing their entire investment should consider buying our shares. Some of the risk factors that you should consider are the following:

     THE COMPANY IS IN AN EARLY STAGE OF DEVELOPMENT

     Plan A Promotions is a development stage company. The Company has limited assets and has had limited operations since inception. The Company can provide no assurance that its current and proposed business will produce any material revenues or that will ever operate on a profitable basis.

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

     AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended September 30, 2008, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

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

     RISKS OF "PENNY STOCK"

     Our common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the SEC. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ- listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Rule 15g-9 of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any "penny stock" to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

ITEM 2:  PROPERTIES

     Plan A Promotions has no properties at this time and has no agreements to acquire any properties. The Company's office is located at 3010 Lost Wood Drive, Sandy, Utah 84092. At some point in the future, depending on the Company's growth and demanded space requirements, the Company will look to lease a larger office. Anticipated rent including utilities will range between $500 and $750 per month.

ITEM 3:  LEGAL PROCEEDINGS

     None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of our fiscal year ended September 30, 2008.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     MARKET INFORMATION

     The Company shares are traded on the OTC Bulletin Board, the symbol is PAPM. The Company shares have been quoted on the OTC Bulletin Board since December 20, 2006. The following quotes are through the most recent year end:

                        CLOSING BID             CLOSING ASK
                        HIGH    LOW             HIGH    LOW

OCT 01, 2007         $0.22    $0.22             $ 0.00  $ 0.00
THRU
SEP 30, 2008         $0.30    $0.30             $ 5.00  $ 5.00

     HOLDERS

     We currently have approximately 94 shareholders.

     DIVIDENDS

     We have never paid dividends on our common stock. The Board of Directors presently intends to pursue a policy of retaining earnings, if any, for use in our operations and to finance expansion of our business. Any declaration and payment of dividends in the future, of which there can be no assurance, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors. There are presently no dividends which are accrued or owing with respect to our outstanding stock. No assurance can be given that dividends will ever be declared or paid on our common stock in the future.

     RECENT SALES OF UNREGISTERED SECURITIES

     We have sold no unregistered securities during the period covered by this Annual Report.

     RESALES OF UNREGISTERED SECURITIES

     Rule 144 - Generally
     --------------------

     The following is a summary of the current requirements of Rule 144 for Restricted Securities of Reporting Issuers:

                                                       Non-Affiliate (and has not been an
                                                       Affiliate During the Prior Three
Affiliate or Person Selling on Behalf of an Affiliate  Months)
====================================================== ======================================
During six-month holding period - no resales under     During six- month holding period -
Rule 144 Permitted.                                    no resales under Rule 144 permitted.

After Six-month holding period - may resell in         After six-month holding period but
accordance with all Rule 144 requirements including:   before one year - unlimited public
     -Current public information,                      resales under Rule 144 except that
     -Volume limitations,                              the current public information
     -Manner of sale requirements for equity           requirement still applies.
      securities, and
     -Filing of Form 144.                              After one-year holding period -
                                                       unlimited public resales under Rule
                                                       144; need not comply with any other
                                                       Rule 144 requirements.

     USE OF PROCEEDS OF REGISTERED SECURITIES

     We have sold no registered securities during the period covered by this Annual Report.

     PURCHASES OF EQUITY SECURITIES BY US AND AFFILIATED PURCHASERS

     We did not purchase any of our securities during the period covered by this Annual Report.

     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     None.

ITEM 6:  SELECTED FINANCIAL DATA

     The following chart summarizes our financial statements for the years ended
September 30,  2008 and 2007 and  should be read in  conjunction  with the  financial statements,  and notes  thereto,  included  with this report at Part II, Item 8, below
                                                                                    September 30, 2008
                                                                                    ==================
SUMMARY OF BALANCE SHEET
Cash and cash equivalents                                                                  $   3,750
Property & Equipment(net)                                                                          0
Total assets                                                                                   3,750
Total liabilities                                                                             43,849
Accumulated deficit                                                                          (76,336)
Total stockholders' deficit                                                                  (40,099)

SUMMARY OF OPERATING RESULTS
Revenue                                                                                            -

Net loss before taxes                                                                        (21,674)
Other expenses                                                                                  (100)
Net loss                                                                                     (21,674)
Net Loss per share                                                                             (0.02)


514587/
ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Plan A Promotions' future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below under "Trends and Uncertainties", and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

     PLAN OF OPERATIONS

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The Company generated a net loss of ($21,674) on no revenue for the fiscal year ended September 30, 2008 and a net loss of ($18,256) on $230 of revenue for the fiscal year ended September 30, 2007. The Basic Loss per Share for the year ended September 30, 2008 was ($0.02). Details of changes in revenue and expenses can be found below.

     OPERATING RESULTS REVENUES

     The Company has not generated a profit since inception. The Company did not generate any revenue in the year ended September 30, 2008 and $230 in the year ended September 30, 2007. The Company's management has been unable to identify a viable market for its product and service offering, and therefore was unable to generate any significant revenue in either period.

     OPERATING RESULTS - COST OF SALES

     The Company did not incur any cost of sales given that it was unable to generate any revenue in the year ended September 30, 2008.

     OPERATING RESULTS - OPERATING EXPENSES

     Operating expense for the year ended September 30, 2008, was $18,869 compared to $17,002 for the year ended September 30, 2007. Operating expenses included accounting, legal and depreciation expenses.

          - The Company's accounting expenses was $14,589 for the year ended September 30, 2008 compared to $11,638 for the same period ended September 30, 2007. The increase in accounting expense can be attributed to increased oversight by the Company's accountants as mandated by the Sarbanes-Oxley Act of 2002.

          - Depreciation for the year ended September 30, 2008, was $2,160, which decreased from the $2,947 in depreciation the Company incurred for same period ended September 30, 2007. The Company did not acquire any new property or equipment in the past twelve months, and has depreciated the remainder of its property and equipment.

     OPERATING RESULTS - INTEREST EXPENSES

     The Company incurred $2,705 in interest expense in the year ended September 30, 2008. In the year ended September 30, 2007, the Company incurred $1,242 in interest expense. In the year ended September 30, 2008, the Company borrowed an additional $10,000 from a shareholder and therefore the interest expense incurred was greater for the year ended September 30, 2008.

     LIQUIDITY AND CAPITAL RESOURCES

     Balance Sheet Information:

The following information is a summary of our balance sheet as of September 30, 2008:

                                  Summary Balance Sheet as of September 30, 2008
                                  ==============================================


Total Current Assets                                                   $  3,750
Total Assets                                                              3,750
Total Liabilities                                                        43,849
Accumulated Deficit                                                     (76,336)
Total Stockholders' Deficit                                             (40,099)


     As of September 30, 2008 our total current assets were $3,750 and consisted of cash and cash equivalents. As of September 30, 2007 our total assets were valued at $3,750, of which $3,750 was cash.

     Liabilities at September 30, 2008 totaled $43,849, and consisted of $6,407 in accounts payable and $786 in accrued liabilities; and $27,497 in notes payable to James Doolin and Michael Doolin, shareholders of the Company.

     FUNDING THROUGH PRIVATE PLACEMENTS

     The Company has completed the following three transactions to finance its formation and operations:

          1) Prior to the Company's organization, the Company authorized and subsequently issued 126,000 shares of common stock to three individuals pursuant to a Pre-organization Subscription Agreement. The shares were issued for cash at $0.02 per share for a total of $2,520.

          2) Following the Company's organization, it conducted an offering of 1,074,000 shares of common stock at a price of $0.03 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission, and the applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which provides for sales of securities by public solicitation to "accredited" investors. The offering was subsequently closed January 28, 2004, with the Company having received gross proceeds of $32,217.


     FUNDING FUTURE ACQUISITIONS AND OPERATIONS

     Our ability to fund our operations and acquisitions is discussed above under "Plan of Operations."

     OFF-BALANCE SHEET ARRANGEMENTS

     None.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                    PART F/S



                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                       Financial Statements and Report of
                  Independent Registered Public Accounting Firm
                               September 30, 2008

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                      Page

Report of Independent Registered Public Accounting Firm                                 18

Balance Sheets -- September 30, 2008 and 2007                                           19

Statements of Operations for the years ended September 30, 2008 and 2007 and
for the period from Inception [December 12, 2003] through September 30,2008             20

Statements of Stockholders' Equity for the period from Inception
[December 12, 2003] through September 30, 2008                                          21

Statements of Cash Flows for the years ended September 30, 2008 and 2007 and
for the period from Inception [December 12, 2003] through September 30, 2008            22

Notes to Financial Statements                                                        23 - 27





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Plan A Promotions, Inc. [a development stage company]


     We have audited the accompanying balance sheets of Plan A Promotions [ fka Lostwood Professional Services, Inc.] (a development stage company) as of September 30, 2008 and 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended September 30, 2008 and 2007 and for the period from Inception [December 12, 2003] through September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plan A Promotions, Inc. [a development stage company] as of September 30, 2008 and 2007, and the results of operations and cash flows for the years ended September 30, 2008 and 2007 and for the period from Inception [December 12, 2003] through September 30, 2008,in conformity with accounting principles generally accepted in the United States of America.

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

/S/MANTYLA MCREYNOLDS, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
December 19, 2008


                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                                 Balance Sheets
                           September 30, 2008 and 2007

                                                        9/30/2008          9/30/2007
                                                    ------------------  -----------------
        ASSETS

Assets

     Current Assets
         Cash                                                 $ 3,750            $ 8,056
                                                    ------------------  -----------------
Total Current Assets                                            3,750              8,056

         Property & Equipment (net)                                 -              2,160
                                                    ------------------  -----------------
Total Assets                                                  $ 3,750            $10,216
                                                    ==================  =================


        LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

     Current Liabilities

         Accounts Payable                                     $ 6,407            $ 3,889
         Accrued Liabilities                                      786                801
         Related-Party Payable - Note 6                         9,159              8,076
                                                    ------------------  -----------------
Total Current Liabilities                                      16,352             12,766
                                                    ------------------  -----------------

Long Term Liabilities

         Loans from Shareholders - Note 6                      25,000             15,000
         Accrued Interest Payable - Shareholders - Note 6       2,497                875
                                                    ------------------  -----------------
Total Long Term Liabilities                                    27,497             15,875
                                                    ------------------  -----------------

Total Liabilities                                            $ 43,849           $ 28,641
                                                    ==================  =================

Stockholders' Deficit

         Preferred Stock; par value ($0.01);                        -                  -
         Authorized 5,000,000 shares
         none issued or outstanding

         Common Stock; par value ($0.01);
         Authorized 50,000,000 shares; issued
         and outstanding 1,200,000                             12,000             12,000
         Paid-in Capital                                       24,237             24,237
         Deficit Accumulated during the development stage     (76,336)           (54,662)
                                                    ------------------  -----------------

Total Stockholders' Deficit                                   (40,099)           (18,425)
                                                    ------------------  -----------------
Total Liabilities and Stockholders' Deficit                   $ 3,750           $ 10,216
                                                    ==================  =================


                 See accompanying notes to financial statements.


                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                            Statements of Operations
       For the years ended September 30, 2008 and 2007 and for the period from Inception [December 12, 2003] through September 30, 2008

                                                                                        From Inception
                                                                                         [12/12/2003]
                                                                                            through
                                                          2008             2007            9/30/2008
                                                     ---------------  ---------------   ---------------

Revenues                                                $       -         $      230           $    9,694
Revenues from Related Parties                                   -                  -                2,346
                                                 -----------------   ----------------   ------------------
Total Revenue                                                   -                230               12,040

Cost of Sales                                                   -                142                8,394
Cost of Sales to Related Parties                                -                  -                2,101
                                                 -----------------   ----------------   ------------------
Total Cost of Sales                                             -                142               10,495
                                                 -----------------   ----------------   ------------------
Gross Profit                                                    -                 88                1,545

General & Administrative Expenses                         (18,869)           (17,002)             (72,759)
                                                 -----------------   ----------------   ------------------
Net Loss from Operations                                  (18,869)           (16,914)             (71,214)
                                                 -----------------   ----------------   ------------------
Other Income/(Expenses):
       Interest Expense                                    (2,705)            (1,242)              (4,622)
                                                 -----------------   ----------------   ------------------
Net Loss Before Income Taxes                              (21,574)           (18,156)             (75,836)

Provision for Income Taxes                                   (100)              (100)                (500)
                                                 -----------------   ----------------   ------------------
Net Loss                                                  (21,674)           (18,256)             (76,336)
                                                 =================   ================   ==================

Loss Per Share                                         $    (0.02)        $    (0.02)          $    (0.06)
                                                 =================   ================   ==================

Weighted Average Shares Outstanding                     1,200,000          1,200,000            1,193,874
                                                 =================   ================   ==================


                 See accompanying notes to financial statements.



                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                   Statements of Stockholders' Equity/(Deficit)
       For the years ended September 30, 2008 and 2007 and for the period from Inception [December 12, 2003] through September 30, 2008

                                                                                  Additional                          Net
                                                    Common          Common         Paid-in        Accumulated     Stockholders
                                                    Shares          Stock          Capital         Deficit           Equity
                                                  -----------     -----------     -----------     -----------     ------------
Balance, December 12, 2003 (Inception)                     -         $     -        $      -        $      -         $     -

Common stock issued for cash                       1,200,000          12,000          22,737               -           34,737
Property contributed by shareholder                        -               -           1,500               -            1,500
Net loss from inception on December 12, 2003
through September 30, 2004                                 -               -                          (3,400)
                                                  -----------     -----------     -----------     -----------     ------------
Balance, September 30, 2004                        1,200,000          12,000          24,237          (3,400)          32,837

Net loss for the year ended September 30, 2005             -               -               -         (11,324)         (11,324)
                                                  -----------     -----------     -----------     -----------     ------------
Balance, September 30, 2005                        1,200,000          12,000          24,237         (14,724)          21,513

Net loss for the year ended September 30, 2006             -               -               -         (21,682)         (21,682)
                                                  -----------     -----------     -----------     -----------     ------------
Balance, September 30, 2006                        1,200,000          12,000          24,237         (36,406)            (169)

Net loss for the year ended September 30, 2007             -               -               -         (18,256)         (18,256)
                                                  -----------     -----------     -----------     -----------     ------------
Balance, September 30, 2007                        1,200,000          12,000          24,237         (54,662)         (18,425)

Net loss for the year ended September 30, 2008             -               -               -         (21,674)         (21,674)
                                                  -----------     -----------     -----------     -----------     ------------
Balance, September 30, 2008                        1,200,000         $12,000         $24,237        $(76,336)         (40,099)
                                                  ===========     ===========     ===========     ===========     ============


                 See accompanying notes to financial statements.

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                            Statements of Cash Flows
       For the years ended September 30, 2008 and 2007 and for the period from Inception [December 12, 2003] through September 30, 2008

                                                                                                      Since Inception
                                                                                                         [12/12/03]
                                                                                                           through
                                                                          2008            2007              2008
                                                                       ------------    ------------    ------------
Net Loss                                                                 $ (21,574)      $ (18,256)      $ (76,336)
      Adjustments to reconcile net income/loss to net cash
      From Operating Activities:
          Depreciation                                                       2,160           2,947           8,906
      Changes in Operating Assets and Liabilities:
          Increase/(Decrease) in Current/Accrued Liabilities                 2,503              42          15,269
          Accrued Interest                                                   2,705             875           3,580
                                                                       ------------    ------------    ------------
      Net Cash From Operating Activities                                   (14,306)        (14,392)        (48,581)

      Cash From Investing Activities

          Purchase of Equipment                                                  -               -          (7,406)
                                                                       ------------    ------------    ------------
      Net Cash From Investing Activities                                         -               -          (7,406)

      Cash From Financing Activities

          Issued Stock for Cash                                                  -               -          34,737
          Loan from Shareholders                                            10,000          15,000          25,000
                                                                       ------------    ------------    ------------
      Net Cash From Financing Activities                                    10,000          15,000          59,737

      Net Increase/(Decrease) in Cash                                       (4,306)            608           3,750
Beginning Cash Balance                                                       8,056           7,448               -
                                                                       ------------    ------------    ------------
Ending Cash Balance                                                        $ 3,750         $ 8,056         $ 3,750
                                                                       ============    ============    ============

Supplemental Schedule of Cash Flow Activities

      Cash paid for income taxes                                           $   100         $   100         $   500
      Property contributed by shareholder                                  $     -         $     -         $ 1,500

                 See accompanying notes to financial statements.

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                          Notes to Financial Statements
                               September 30, 2008

NOTE 1 - Background and Summary of Significant Accounting Policies

     (a) Company Background

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

     The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies

     (b) Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $3,750 and $8,056 in cash on September 30, 2008 and 2007, respectively.

     (c) Fair Value of Financial Instruments

     The carrying value of the Company's cash and cash equivalents, accounts payable and notes payable approximate fair value.

     (d) Income Taxes

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

     In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes." This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 at the beginning of fiscal year 2007 with no material impact on its financial statements. The Company adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" on October 1, 2007. See Note 3 Income Taxes for the impact of the adoption of FIN 48.

     (e) Net Loss Per Common Share

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. The Company has convertible preferred shares outstanding, but the effect of these shares on the calculation of loss per common share would be antidilutive. The Company has 300,000 common share equivalents outstanding at September 30, 2008 and 2007.

     (f) Revenue Recognition

     The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, which states that revenue is generally recognized when it is realized and earned. Specifically, the Company recognizes revenue when products are delivered and cash collections are reasonably assured.

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                          Notes to Financial Statements
                               September 30, 2008

NOTE 1 - Background and Summary of Significant Accounting Policies (cont.)

     (g) Use of Estimates in Preparation of Financial Statements

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

     (h) Property & Equipment

     Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the double-declining method over the assets' estimated useful lives.

     (i) Impact of New Accounting Standards

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result, SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company's fiscal year beginning October 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on October 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. The Company adopted SFAS No. 157 on October 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements. The Company is currently determining what impact the application of SFAS 157 on October 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The
     Statement's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company adopted SFAS 159 at October 1, 2008 with no material impact to the Company's financial statements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning October 1, 2009. Early adoption is not permitted. The Company is evaluating the impact these statements will have on its financial statements.

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                          Notes to Financial Statements
                               September 30, 2008

     (g) Use of Estimates in Preparation of Financial Statements (cont.)

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 13" ("SFAS 161"). SFAS 161 will enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 is effective for the Company beginning October 1, 2009. The Company anticipates that the adoption of SFAS 161 will not have a material impact on the Company's financial statements.

     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles
     (GAAP) for nongovernmental entities. The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The Company does not believe the implementation of this statement will have a material impact on its financial statements.

     In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (October 1, 2009 for the Company). The Company anticipates that the adoption of SFAS 163 will not have a material impact on the Company's financial statements.

     The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                          Notes to Financial Statements
                               September 30, 2008

NOTE 2 - LIQUIDITY/GOING CONCERN

     The Company has accumulated losses from inception through September 30, 2008 amounting to $76,336 and has minimal assets and operations at September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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
                                                     =======

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2028 and do not include accrued officer compensation. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

            Description                Amount           Asset            Rate
                                                     (Liability)
------------------------------     -----------     --------------     ----------
   Net Operating Loss Carryforwards:
            Federal                   $ 64,207        $   9,631          15%
            State                     $ 63,707        $   3,185           5%
    Non-deductible (temporary) accrued
            officer salaries          $  2,705        $     542          20%
   Differences in book / tax
            Depreciation              $   (983)       $    (197)         20%
  Valuation allowance                                 $ (13,161)
                                                   --------------
        Deferred tax asset 9/30/08                    $       0

     The allowance has increased $2,970 from $10,191 as of September 30, 2007. The Company is incorporated in the State of Utah, which levies a $100 minimum tax per year on every company therein incorporated. As a result, the Company has accrued a provision of $100 per year to account for this tax.

Reconciliation between taxes at the statutory rates (20%) and the actual income tax provision for continuing operations follows:

                                                      2008          2009
                                                     ------        ------

   Expected benefit (based on statutory rates)      $(4,315)      $(3,631)
   Effect of:
     Temporary differences due to accrued officer
     salaries                                          (541)          (78)
     Temporary differences due to depreciation          197            39
     Increase/(decrease) in valuation allowance       2,970         3,690
     Graduated Rates                                  1,709             -
     Deduction for state taxes                          (20)          (20)
     State minimum franchise tax                        100           100
                                                    -------       -------
   Total actual provision                           $   100       $   100
                                                    =======       =======

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                               September 30, 2008

NOTE 3 - INCOME TAXES (cont.)

     The Company adopted the provisions of FIN 48 on October 1, 2007. As a result of this adoption, we have not made any adjustments to deferred tax assets or liabilities. We did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed. The Company has not had operations and is carrying a large Net Operating Loss as disclosed above. Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements. A reconciliation of our unrecognized tax benefits for the year ended September 30, 2008 is presented in the table below:

     Balance as of October 1, 2007
       Additions based on tax positions related to the current year    $ -
       Additions based on tax positions related to prior year            -
       Reductions for tax positions of prior years                       -
       Reductions due to expiration of statute of limitations            -
       Settlements with taxing authorities                               -

       Balance as of September 30, 2008                                $ -

     The Company has filed income tax returns in the US. All years prior to 2004 are closed by expiration of the statute of limitations. The tax year ended September 30, 2005, will close by expiration of the statute of limitations on January 5, 2009. The years ended September 30, 2006, 2007, and 2008 are open for examination.


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

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                               September 30, 2008

NOTE 5 - PROPERTY

     The major classes of fixed assets as of the balance sheet date are as follows:

                                           Accumulated      Net      Useful
Asset Class                      Cost     Depreciation      Book   Life (Years)
---------------------------  ------------ --------------- -------  ------------
Computers and Office Equipment     $4,322      ($4,322)   $    -        5
Software                           $4,584      ($4,584)   $    -        3
                             ------------ --------------- -------
    Total                          $8,906      ($8,906)   $    -
                             ------------ --------------- -------

     The assets are depreciated using the double declining balance method over three and five years. Depreciation expense was $2,160 and $2,947 for the years ended September 30, 2008 and 2007, respectively.


NOTE 6 - RELATED-PARTY TRANSACTIONS

     Salaries to the President of the Company were accruing at a rate of $250 per month. As of January 1, 2007, the Company suspended all salaries until the Company's operations generate positive cash flow. The balance payable accrues interest at a simple interest rate of 10% annually. Salaries expense was $0 and $750 for 2008 and 2007, respectively. Salaries payable at September 30, 2008 was $9,159, including accrued interest. During the twelve months ended September 30, 2008, the Company accrued interest associated with the Salaries payable of $1,084. During the twelve months ended September 30, 2007, the Company accrued interest associated with the Salaries payable of $367. The balance is unsecured and payable upon demand.

     During the year ended September 30, 2007 a shareholder loaned the Company $10,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on February 15, 2009. The Company has accrued interest of $1,003 on this note, for the year ended December 31, 2011.

     During the year ended September 30, 2007 a shareholder loaned the Company $5,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on March 1, 2009. The Company has accrued interest of $501 on this note, for the year ended December 31, 2011.

     On August 18, 2008 a shareholder loaned the Company $10,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. The Company has accrued interest of $118 on this note, for the year ended December 31, 2011.

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

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A(T):  CONTROLS AND PROCEDURES

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors in the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

     This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

     None.

                                    PART III


ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

     IDENTIFICATION OF OFFICERS AND DIRECTORS

     Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

     Alycia D. Anthony, President and a director, is 34 years of age. Ms. Anthony graduated from the University of Utah, in Salt Lake City. She graduated with a bachelor of science, and masters in Economics. Ms. Anthony has been working in the public finance arena since 1996. She has worked for the consulting firm of KPMG, Peat Marwick, Consulting, Inc. She also worked with the Salt Lake Organizing Committee. For over the past four years Ms. Anthony has worked within the advertising, marketing and construction management industries.

     Nicholl Heieren, Vice President and a director, is 31 years of age. Ms. Heieren graduated from the University of Utah, in Salt Lake City, Utah. She graduated with a bachelor of fine arts. Ms. Heieren has worked within the film, fashion, and entertainment industry for the past nine years.

     Sharlene Doolin, Secretary and a director, is 59 years of age. Ms. Doolin has been involved in the promotional merchandising industry for over the past fifteen years. Her experience within the promotional merchandise industry primarily involves working with non-profit associations and school organizations.

     INVOLVEMENT IN OTHER PUBLIC COMPANIES

     Alycia Anthony, President and a director, was the Secretary and Director of Energroup Technologies Corporation from September, 1999 through April, 2001, during this time Energroup Technologies Corporation was a development stage company with no significant operations. Ms. Anthony was also the President and Director of Brenex Oil Corporation from November, 1999 through May, 2001, during this time Brenex Oil Corporation was a development stage company with no significant operations. In addition, Ms. Anthony served as the Secretary and Director for Wasatch Web Advisors, Inc., from November, 1999, through October, 2003, during this time Wasatch Web Advisors, Inc., was a development stage company providing website development services for small and middle market companies.

     Nicholl Heieren, Vice President and a director, was the Secretary and Director of Rescon Technology Corporation from May, 1999 through April, 2001, during this time Rescon Technology Corporation was a development stage company with no significant operations.

     Sharlene Doolin has no other involvement in other public companies as an officer or a director.

     PREVIOUS BLANK CHECK OR SHELL COMPANY EXPERIENCE

     Other than being an officer and director of the Company, in the last five years none of our directors has had any blank check or shell company experience.

     SIGNIFICANT EMPLOYEES

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business

     TERM OF OFFICE

     The term of office for our directors is one year, or until a successor is elected and qualified at the Company's annual meeting of shareholders, subject to ratification by the shareholders. The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board.

     FAMILY RELATIONSHIPS

     Alycia Anthony, the Company's President and director, is daughter to Sharlene Doolin, the Company's Secretary and director. Nicholl Heieren, the Company's Vice President and director, is a daughter-in-law to Sharlene Doolin and a sister-in-law to Alycia Anthony.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Our common shares are registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such forms furnished to us during the fiscal year ended September 30, 2008, the following were filed, but not timely:

Name                                              Type          Filed
------------------------------------------------- ----------- ------------------
------------------------------------------------- ----------- ------------------
Alycia Anthony                                    Form 3      September 30, 2008
Nicholl Heieren                                   Form 3      September 30, 2008
Sharlene Doolin                                   Form 3      September 30, 2008
Michael J. Doolin                                 Form 3      September 30, 2008

     CODE OF ETHICS

     We have adopted a code of ethics for our principal executive and financial officers.

     NO INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     During the past five years, no director, officer, promoter or control person:

     - has filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     - was  convicted  in a criminal  proceeding  or named  subject of a pending
     criminal   proceeding   (excluding   traffic  violations  and  other  minor
     offenses);

     - was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities;

     - was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

        CORPORATE GOVERNANCE

        Nominating Committee

     We have not established a Nominating Committee because, due to our development of operations and the fact that we only have three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

     If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

        Audit Committee

     We have not established an Audit Committee because, due to our development of operations and the fact that we only have three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by an audit committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management

ITEM 11. EXECUTIVE COMPENSATION

     ALL COMPENSATION

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

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)             (b)   (c)     (d)   (e)   (f)      (g)    (h)    (i)

                                                  Secur-
                                                  ities          All
Name and   Year or                 Other  Rest-   Under-  LTIP  Other
Principal  Period    Salary  Bonus Annual ricted  lying   Pay-  Comp-
Position   Ended      ($)     ($)  Compen -Stock  Options outs  ensat'n
---------------------------------------------------------------------

Alycia D.    09-30-07 $750     0     0      0        0     0     0
Anthony,     09-30-08 $ 0      0     0      0        0     0     0
Director,
President

Nicholl R.   09-30-07   0      0     0      0        0     0     0
Heieren,     09-30-08   0      0     0      0        0     0     0
Director,
Vice
President

Sharlene     09-30-07   0      0     0      0        0     0     0
Doolin,      09-30-08   0      0     0      0        0     0     0
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

   COMPENSATION OF DIRECTORS

     Executive compensation was paid to the Company's officers and directors related to services performed for the Company's operations and managing the Company's strategic development. On January 1, 2007, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Should operations produce positive cash flow, compensation will resume with Alycia Anthony receiving $250 per month.

     OUTSTANDING EQUITY AWARDS

     None

     OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

     None. We have no outstanding options or stock appreciation rights.

     OPTIONS/SAR EXERCISES IN THE LAST FISCAL YEAR

     None. We have no outstanding options or stock appreciation rights.

     LONG TERM INCENTIVE PLAN AWARDS IN THE LAST FISCAL YEAR

     None. We have no long-term incentive plans.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of September 30, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 1,200,000 shares of common stock outstanding at that date.

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

     SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the holdings of common stock of the Company's directors and executive officers as of the date hereof. The percentage of beneficial ownership is based upon 2,045,000 shares of common stock outstanding at that date.


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

     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     None. We have no equity compensations plans.

     CHANGES IN CONTROL

     We do not have any arrangements  that would result in any change in control
of  our  company.   However,   there  are  no  provisions  in  our  Articles  of
Incorporation or Bylaws that would delay, defer or prevent a change in control.

ITEM  13:  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

     None.   We  have  no   undisclosed   related   transactions.

     RESOLVING CONFLICTS OF INTEREST

     Our directors must disclose all conflicts of interest and all corporate opportunities to the entire board of directors. Any transaction involving a conflict of interest will be conducted on terms not less favorable than that which could be obtained from an unrelated third party.

     DIRECTOR INDEPENDENCE

     We do not have any independent directors serving on our board of directors

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended September 30, 2008 and 2007:


                Fee Category                  2008      2007
--------------------------------------------------------------
--------------------------------------------------------------
Audit Fees                                  $ 14,589    11,268
Audit-related Fees                          $      0         0
Tax Fees                                    $      0         0
All Other Fees                              $      0       370
                                             -----------------
Total Fees                                  $ 14,589    11,638
                                             =================

     Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

     Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees," and "Tax fees" above.

     Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

     We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        Exhibits.  The following exhibits are filed as part of this Annual Report:

No.      Description
----     ---------------------------------------------------------------------------------------

31.1     Certification of Principal Executive Officer as adopted pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002 *
31.2     Certification of Principal Financial Officer as adopted pursuant to Section 302 of the
         Sarbanes Oxley Act of 2002 *
32.2     Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section
         1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*    Filed herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: 12/19/2008                      PLAN A PROMOTIONS, INC.


                                       By: /S/Alycia Anthony
                                       Alycia Anthony
                                       President & Director
                                       Principal Executive and Financial Officer



     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



Date: 12/19/2008

                                       By: /S/Alycia Anthony
                                       Alycia Anthony
                                       President & Director
                                       Principal Executive and Financial Officer