Form 10-Q
period 2008-12-31
Plan A Promotions, Inc.
filed 2009-02-12
CIK 1341726

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2008

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

                                February 11, 2009

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

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                            Condensed Balance Sheets
                             As of December 31, 2008
                             and September 30, 2008

                                                       12/31/2008          9/30/2008
                                                    ------------------  -----------------
                                                       [Unaudited]         [Audited]

       ASSETS

     Assets

     Current Assets
         Cash                                                 $ 3,371            $ 3,750
                                                    ------------------  -----------------
     Total Current Assets                                       3,371              3,750

         Property & Equipment (net)                                 -                  -
                                                    ------------------  -----------------
     Total Assets                                             $ 3,371            $ 3,750
                                                    ==================  =================


       LIABILITIES AND STOCKHOLDERS' DEFICIT

     Liabilities

     Current Liabilities

         Accounts Payable                                    $ 11,206            $ 6,407
         Accrued Liabilities                                      686                786
         Related-Party Payable - Note 3                         9,346              9,159
                                                    ------------------  -----------------
     Total Current Liabilities                                 21,238             16,352

     Long Term Liabilities

         Loans from Shareholders - Note 3                      25,000             25,000
         Accrued Interest Payable - Shareholders - Note 3       3,127              2,497
                                                    ------------------  -----------------
     Total Long Term Liabilities                               28,127             27,497
                                                    ------------------  -----------------
     Total Liabilities                                       $ 49,365           $ 43,849

     Stockholders' Deficit

         Preferred Stock; par value ($0.01);                        -                  -
         Authorized 5,000,000 shares
         none issued or outstanding

         Common Stock; par value ($0.01);
         Authorized 50,000,000 shares; issued
         and outstanding 1,200,000                             12,000             12,000
         Paid-in Capital                                       24,237             24,237
         Deficit Accumulated during the development stage     (82,231)           (76,336)
                                                    ------------------  -----------------
     Total Stockholders' Deficit                              (45,994)           (40,099)
                                                    ------------------  -----------------
Total Liabilities and Stockholders' Deficit                   $ 3,371            $ 3,750
                                                    ==================  =================


                   See Notes to the Condensed Financial Statements

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                       Condensed Statements of Operations
          For the Three Month Periods Ended December 31, 2008 and 2007
           and For the Period from Inception through December 31, 2008


                                                            For the           For the        Since Inception
                                                         Three Months       Three Months        [12/12/03]
                                                             Ended             Ended             through
                                                          12/31/2008         12/31/2007         12/31/2008
                                                        ----------------  -----------------  -----------------
Revenues                                                        $     -            $     -            $ 9,694
Revenues from Related Parties                                         -                  -              2,346
                                                        ----------------  -----------------  -----------------
Total Revenue                                                         -                  -             12,040

Cost of Sales                                                         -                  -              8,394
Cost of Sales to Related Parties                                      -                  -              2,101
                                                        ----------------  -----------------  -----------------
Total Cost of Sales                                                   -                  -             10,495
                                                        ----------------  -----------------  -----------------
Gross Profit                                                          -                  -              1,545

General & Administrative Expenses                                 5,078              8,010             77,837
                                                        ----------------  -----------------  -----------------
Net Loss from Operations                                         (5,078)            (8,010)           (76,292)

Other Income/(Expenses):
       Interest Expense                                            (817)              (440)            (5,439)
                                                        ----------------  -----------------  -----------------
Net Loss Before Income Taxes                                     (5,895)            (8,450)           (81,731)
Provision for Income Taxes                                            -                  -               (500)
                                                        ----------------  -----------------  -----------------
Net Loss                                                         (5,895)            (8,450)           (82,231)
                                                        ================  =================  =================

Loss Per Share                                                  $ (0.01)           $ (0.01)           $ (0.07)
                                                        ================  =================  =================

Weighted Average Shares Outstanding                           1,200,000          1,200,000          1,194,178
                                                        ================  =================  =================


                   See Notes to the Condensed Financial Statements

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                       Condensed Statements of Cash Flows
          For the Three Month Periods Ended December 31, 2008 and 2007
           and For the Period from Inception through December 31, 2008

                                                         For the       For the      Since Inception
                                                       Three Months  Three Months   [12/12/03]
                                                          Ended         Ended         through
                                                       12/31/2008     12/31/2007    12/31/2008
                                                       ------------  -------------  ------------
Net Loss                                                  $ (5,895)      $ (8,450)     $(82,231)

Adjustments to reconcile net income/(loss) to net cash
From Operating Activities:
     Depreciation                                                -            737         8,906
Changes in operating assets and liabilities:
     Increase/(Decrease) in Current/Accrued Liabilities      4,699          2,869        19,968
     Accrued Interest                                          817            440         4,397
                                                       ------------  -------------  ------------
Net Cash From Operating Activities                            (379)        (4,404)      (48,960)

Cash From Investing Activities
     Purchase of equipment                                       -              -        (7,406)
                                                       ------------  -------------  ------------
Net Cash From Investing Activities                               -              -        (7,406)

Cash From Financing Activities
     Issued Stock for Cash                                       -              -        34,737
     Loan from Shareholders                                      -              -        25,000
                                                       ------------  -------------  ------------
Net Cash From Financing Activities                               -              -        59,737

Net Increase/(Decrease) in cash                               (379)        (4,404)        3,371
                                                             3,750          8,056             -
                                                       ------------  -------------  ------------
                                                          $  3,371       $  3,652      $  3,371
                                                       ============  =============  ============

Cash paid for income taxes                                $    100       $    100      $   500
Property contributed by shareholder                       $      -       $      -      $ 1,500


                   See Notes to the Condensed Financial Statements

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                   Notes to the Condensed Financial Statements



NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited, condensed financial statements of Plan A Promotions, Inc. (the "Company" or "Plan A Promotions"), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the period ended September 30, 2008. In the opinion of management these interim financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of ($5,078) for the three months ended December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans include raising capital to further its business operations, or seeking a well capitalized merger candidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to develop its operations, the Company may have to cease to exist.

NOTE 3- RELATED PARTY TRANSACTIONS

          Salaries to the President of the Company were accruing at a rate of $250 per month. As of January 1, 2007, the Company suspended all salaries until the Company's operations generate positive cash flow. The balance payable accrues interest at a simple interest rate of 10% annually. Salaries payable at December 31, 2008 was $9,346, including accrued interest. During the quarter ended December 31, 2008, the Company accrued interest associated with the Salaries payable of $186. The balance is unsecured and payable upon demand.

          During the year ended September 30, 2007 a shareholder loaned the Company $10,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2011. On August 18, 2008 a shareholder loaned the Company $10,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2011. The Company has accrued interest of $2,208 on these notes, for the quarter ended December 31, 2008.

          During the year ended September 30, 2007 a shareholder loaned the Company $5,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2011. The Company has accrued interest of $919 on this note, for the quarter ended December 31, 2008.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended December 31, 2008, resulted in a net loss of ($5,895). The Basic Loss per Share for the three month period ended December 31, 2008 was ($0.01). Details of changes in revenue and expenses can be found below.

     OPERATING RESULTS REVENUES

     The Company has not generated a profit since inception. The Company did not generate any revenue in the three month period ended December 31, 2008 or 2007. The Company's management has been unable to identify a viable market for its product and service offering, and therefore was unable to generate any revenue in either period.

     OPERATING RESULTS - COST OF SALES

     The Company did not incur any cost of sales given that it was unable to generate any revenue in the three months ended December 31, 2008 or 2007.

     OPERATING RESULTS - OPERATING EXPENSES

     Operating expense for the three month period ended December 31, 2008, was $5,078. Operating expenses included accounting, legal and depreciation expenses.

          - The Company's accounting expenses for the three month period ended December 31, 2008 were $4,305 compared to $6,630 for the same three month period ended December 31, 2007. The increased accounting expense incurred in the quarter ended September 30, 2007 can be attributed to the costs of implementing additional oversight as mandated by the Sarbanes-Oxley Act of 2002. The Company's legal expenses for the three month period ended December 31, 2008 were $639 compared to $644 for the same three month period ended December 31, 2007. The legal expenses for both periods related to various opinions rendered in regards to the Company's Annual Report.

          - Depreciation for the three month period ended December 31, 2008, was $0, which decreased from $737 in depreciation the Company incurred for the three month period ended December 31, 2007. The Company did not acquire any new property or equipment in the past twelve months, and depreciated the remainder of its property and equipment in the year ended September 30, 2008.

     OPERATING RESULTS - INTEREST EXPENSES

     The Company incurred $817 in interest expense in the three month period ended December 31, 2008. In the three month period ended December 31, 2007, the Company incurred $440 in interest expense. The Company borrowed additional monies increasing its outstanding debt obligations and therefore incurred additional interest expense in the most recent quarter compared to the previous year's quarter ended December 31, 2007.

     LIQUIDITY

     As of December 31, 2008, the Company had $21,238 in current liabilities and $28,127 in long-term debt.

     The Company has a cash balance of $3,371 as of December 31, 2008. Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company's management will advance the Company monies not to exceed $50,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed that it will be able to obtain financing.

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of December 31, 2008.

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

                             PLAN A PROMOTIONS, INC.

Date:02/11/09                           /S/ALYCIA ANTHONY
                                        Alycia Anthony, President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


Date:02/11/09                           /S/SHARLENE DOOLIN
                                        Sharlene Doolin, Secretary and Director