Form 10-Q
period 2009-03-31
Plan A Promotions, Inc.
filed 2009-05-14
CIK 1341726

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2009

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

                                  May 13, 2009

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

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                            Condensed Balance Sheets
                              As of March 31, 2009
                             and September 30, 2008

                                                      3/31/2009          9/30/2008
                                                   -----------------  -----------------
                                                     [Unaudited]         [Audited]

        ASSETS

Assets

     Current Assets
        Cash                                               $      -           $  3,750
                                                   -----------------  -----------------
     Total Current Assets                                         -              3,750

        Property & Equipment (net)                         $      -                $ -
                                                   -----------------  -----------------
     Total Assets                                          $      -           $  3,750
                                                   =================  =================


      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

     Current Liabilities

        Accounts Payable                                   $  8,909           $  6,407
        Accrued Liabilities                                     686                786
        Related-Party Payable - Note 3                        9,532              9,159
                                                   -----------------  -----------------
     Total Current Liabilities                               19,127             16,352

     Long Term Liabilities

        Loans from Shareholders - Note 3                     25,000             25,000
        Accrued Interest Payable - Shareholders - Note 3      3,748              2,497
                                                   -----------------  -----------------
     Total Long Term Liabilities                             28,748             27,497
                                                   -----------------  -----------------
Total Liabilities                                          $ 47,875           $ 43,849

     Stockholders' Deficit

        Preferred Stock; par value ($0.01);                       -                  -
        Authorized 5,000,000 shares
        none issued or outstanding

        Common Stock; par value ($0.01);
        Authorized 50,000,000 shares; issued
        and outstanding 1,200,000                            12,000             12,000
        Paid-in Capital                                      24,237             24,237
        Deficit Accumulated during the development stage    (84,112)           (76,336)
                                                   -----------------  -----------------
     Total Stockholders' Deficit                            (47,875)           (40,099)
                                                   -----------------  -----------------

Total Liabilities and Stockholders' Deficit                $      -           $  3,750
                                                   =================  =================



            See accompanying notes to condensed financial statements

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                       Condensed Statements of Operations
        For the Three and Six Month Periods Ended March 31, 2009 and 2008
           and For the Period from Inception through March 31, 2009

                                             For the        For the       For the        For the     Since Inception
                                           Three Months   Three Months   Six Months     Six Months     [12/12/03]
                                              Ended          Ended         Ended          Ended         through
                                            3/31/2009      3/31/2008     3/31/2009      3/31/2008      3/31/2009
                                           -------------  ------------- -------------  -------------  ------------
Revenues                                        $     -        $     -       $     -        $     -      $  9,694
Revenues from Related Parties                   $     -        $     -       $     -        $     -      $  2,346
                                           -------------  ------------- -------------  ------------  ------------
Total Revenue                                   $     -        $     -       $     -        $     -      $ 12,040

Cost of Sales                                   $     -        $     -       $     -        $     -      $  8,394
Cost of Sales to Related Parties                $     -        $     -       $     -        $     -      $  2,101
                                           -------------  ------------- -------------  -------------  ------------
Total Cost of Sales                             $     -        $     -       $     -        $     -      $ 10,495
                                           -------------  ------------- -------------  ---------------------------

Gross Profit                                    $     -        $     -       $     -        $     -      $  1,545

General & Administrative Expenses                 1,074          4,195         6,152         12,205        78,911
                                           -------------  ------------- -------------  -------------  ------------
Net Loss from Operations                         (1,074)        (4,195)       (6,152)       (12,205)      (77,366)

Other Income/(Expenses):
     Interest Expense                              (807)          (436)       (1,624)          (876)       (6,246)
                                           -------------  ------------- -------------  -------------  ------------
Net Loss Before Income Taxes                     (1,881)        (4,631)       (7,776)       (13,081)      (83,612)

Provision for Income Taxes                            -              -             -              -          (500)
                                           -------------  ------------- -------------  -------------  ------------
Net Loss                                         (1,881)        (4,631)       (7,776)       (13,081)      (84,112)
                                           =============  ============= =============  =============  ============

Loss Per Share                                  $ (0.01)       $ (0.01)      $ (0.01)       $ (0.01)      $ (0.07)
                                           =============  ============= =============  =============  ============

Weighted Average Shares Outstanding           1,200,000      1,200,000     1,200,000      1,200,000     1,194,447
                                           =============  ============= =============  =============  ============



            See accompanying notes to condensed financial statements

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                       Condensed Statements of Cash Flows
             For the Six Month Periods Ended March 31, 2009 and 2008
           and For the Period from Inception through March 31, 2009

                                                            For the       For the     Since Inception
                                                          Six Months    Six Months     [12/12/03]
                                                             Ended         Ended        through
                                                           3/31/2009     3/31/2008     3/31/2009
                                                          ------------  ------------  ------------
Net Loss                                                       (7,776)      (13,081)      (84,112)

      Adjustments to reconcile net income/(loss) to net cash
      From Operating Activities:
         Depreciation                                               -         1,474         8,906

      Changes in operating assets and liabilities:
         Increase/(Decrease) in Current/Accrued Liabilities     2,402         3,099        17,671
         Accrued Interest                                       1,624           876         5,204
                                                          ------------  ------------  ------------
      Net Cash From Operating Activities                       (3,750)       (7,632)      (52,331)

      Cash From Investing Activities

         Purchase of equipment                                      -             -        (7,406)
                                                          ------------  ------------  ------------
      Net Cash From Investing Activities                            -             -        (7,406)

      Cash From Financing Activities

         Issued Stock for Cash                                      -             -        34,737
         Loan from Shareholders                                     -             -        25,000
                                                          ------------  ------------  ------------
      Net Cash From Financing Activities                            -             -        59,737
      Net Increase/(Decrease) in cash                          (3,750)       (7,632)            -
Beginning Cash Balance                                          3,750         8,056             -
                                                          ------------  ------------  ------------
Ending Cash Balance                                               $ -         $ 424           $ -
                                                          ============  ============  ============

Supplemental Schedule of Cash Flow Activities

      Cash paid for income taxes                                $ 100           $ -         $ 500
      Property contributed by shareholder                       $   -           $ -       $ 1,500


            See accompanying notes to condensed financial statements

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

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of ($1,881) for the three months ended March 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans include raising capital to further its business operations, or seeking a well capitalized merger candidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to develop its operations, the Company may have to cease to exist.

NOTE 3- RELATED PARTY TRANSACTIONS

          Salaries to the President of the Company were accruing at a rate of $250 per month. As of January 1, 2007, the Company suspended all salaries until the Company's operations generate positive cash flow. The balance payable accrues interest at a simple interest rate of 10% annually. Salaries expense was $750 and $3,000 for 2007 and 2006, respectively. Salaries payable at March 31, 2009 was $9,532, including accrued interest. During the quarter ended March 31, 2009, the Company accrued interest associated with the Salaries payable of $186. The balance is unsecured and payable upon demand.

          During the year ended September 30, 2007 and 2008 a shareholder loaned the Company a combined $20,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2011. As of March 31, 2009, the Company has accrued interest of $2,702 on this note. During the quarter ended March 31, 2009, the Company accrued interest associated with this Note of $494.

          During the year ended September 30, 2007 a shareholder loaned the Company $5,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2011. As of March 31, 2009, the Company has accrued interest of $1,046 on this note. During the quarter ended March 31, 2009, the Company accrued interest associated with this Note of $127.

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

          In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which will be effective for the Company beginning October 1, 2009. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Company is evaluating the impact this statement may have on its financial statements.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended March 31, 2009, resulted in a net loss of $1,881. The Basic Loss per Share for the three month period ended March 31, 2009 was ($0.01). Details of changes in revenue and expenses can be found below.

     OPERATING RESULTS REVENUES

     The Company has not generated a profit since inception. The Company did not generate any revenue in the three month period ended March 31, 2009 or 2008. The Company's management has been unable to identify a viable market for its product and service offering, and therefore was unable to generate any revenue in either period.

     OPERATING RESULTS - COST OF SALES

     The Company did not incur any cost of sales given that it was unable to generate any revenue in the three months ended March 31, 2009 or 2008.

     OPERATING RESULTS - OPERATING EXPENSES

     Operating expense for the three month period ended March 31, 2009, was $1,074. Operating expenses included accounting, legal and depreciation expenses.

     - The Company's accounting expenses decreased $1,280 for the three month period ended March 31, 2009 compared to the same three month period ended March 31, 2008. The Company incurred $950 in accounting fees in the three month period ended March 31, 2009, and incurred $2,230 in the three month period March 31, 2008. The decrease in accounting expense can be attributed to internal reporting efficiencies in regards to the oversight mandated by the Sarbanes-Oxley Act of 2002 compared to the prior year comparable quarter.

     - Depreciation for the three month period ended March 31, 2009, was $0, compared to the $737 in depreciation the Company incurred for the three month period ended March 31, 2008. The Company has previously depreciated all property and equipment, therefore the Company did not expense any additional depreciation in the quarter ended March 31, 2009.

     OPERATING RESULTS - INTEREST EXPENSES

     The Company incurred $807 in interest expense in the three month period ended March 31, 2009. In the three month period ended March 31, 2008, the Company incurred $436 in interest expense. The increase in interest expense is due to higher notes payable balances from loans obtained from the Company's shareholders in the 2008 fiscal year.

     LIQUIDITY

     As of March 31, 2009, the Company had $19,127 in current liabilities and $28,748 in long-term debt.

     The Company has a zero cash balance as of March 31, 2009. The Company's management will advance the Company monies not to exceed $50,000 as loans to the Company, to meet immediate liquidity requirments over the next twelve months. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed that it will be able to obtain financing.

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of March 31, 2009.

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

                             PLAN A PROMOTIONS, INC.

Date:05/13/09                       /S/ALYCIA ANTHONY
                                    Alycia Anthony, Principal Executive Officer,
                                                    President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


Date:05/13/09                      /S/SHARLENE DOOLIN
                                   Sharlene Doolin, Principal Financial Officer,
                                                    Secretary and Director