Form 10-Q
period 2009-06-30
Plan A Promotions, Inc.
filed 2009-08-05
CIK 1341726

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2009

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

                                 August 5, 2009

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

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                            Condensed Balance Sheets
                              As of June 30, 2009
                             and September 30, 2008

                                                      6/30/2009          9/30/2008
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
                                                   =================  =================


      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

     Current Liabilities

        Accounts Payable                                   $  6,334           $  6,407
        Accrued Liabilities                                     686                786
        Related-Party Payable - Note 3                        9,719              9,159
                                                   -----------------  -----------------
     Total Current Liabilities                               16,739             16,352

     Long Term Liabilities

        Loans from Shareholders - Note 3                     28,525             25,000
        Accrued Interest Payable - Shareholders - Note 3      4,462              2,497
                                                   -----------------  -----------------
     Total Long Term Liabilities                             32,987             27,497
                                                   -----------------  -----------------
Total Liabilities                                          $ 49,726           $ 43,849

     Stockholders' Deficit

        Preferred Stock - par value ($0.01),                       -                  -
        5,000,000 shares authorized
        none issued or outstanding

        Common Stock - par value ($0.01),
        50,000,000 shares authorized
        1,200,000 issued and outstanding                     12,000             12,000
        Paid-in Capital                                      24,237             24,237
        Deficit Accumulated during the development stage    (85,963)           (76,336)
                                                   -----------------  -----------------
     Total Stockholders' Deficit                            (49,726)           (40,099)
                                                   -----------------  -----------------

Total Liabilities and Stockholders' Deficit                $      -           $  3,750
                                                   =================  =================



            See accompanying notes to condensed financial statements

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                       Condensed Statements of Operations
        For the Three and Nine Month Periods Ended June 30, 2009 and 2008
           and For the Period from Inception through June 30, 2009


                                             For the        For the       For the        For the      Since Inception
                                           Three Months   Three Months  Nine Months    Nine Months    [12/12/03]
                                              Ended          Ended         Ended          Ended         through
                                            6/30/2009      6/30/2008     6/30/2009      6/30/2008      6/30/2009
                                           -------------  ------------- -------------  -------------  ------------
Revenues                                            $ -            $ -           $ -            $ -       $ 9,694
Revenues from Related Parties                         -              -             -              -         2,346
                                           -------------  ------------- -------------  -------------  ------------
Total Revenue                                         -              -             -              -        12,040

Cost of Sales                                         -              -             -              -         8,394
Cost of Sales to Related Parties                      -              -             -              -         2,101
                                           -------------  ------------- -------------  -------------  ------------
Total Cost of Sales                                   -              -             -              -        10,495
                                           -------------  ------------- -------------  ---------------------------

Gross Profit                                          -              -             -              -         1,545

General & Administrative Expenses                   950          3,168         7,102         15,373        79,861
                                           -------------  ------------- -------------  -------------  ------------
Net Loss from Operations                           (950)        (3,168)       (7,102)       (15,373)      (78,316)

Other Income/(Expenses):
     Interest Expense                              (901)          (436)       (2,525)        (1,312)       (7,147)
                                           -------------  ------------- -------------  -------------  ------------
Net Loss Before Income Taxes                     (1,851)        (3,604)       (9,627)       (16,685)      (85,463)

Provision for Income Taxes                            -              -             -              -          (500)
                                           -------------  ------------- -------------  -------------  ------------
Net Loss                                       $ (1,851)      $ (3,604)     $ (9,627)      $(16,685)     $(85,963)
                                           =============  ============= =============  =============  ============

Loss Per Share                                 $  (0.01)      $  (0.01)     $ (0.01)       $  (0.01)     $  (0.07)
                                           =============  ============= =============  =============  ============

Weighted Average Shares Outstanding           1,200,000      1,200,000     1,200,000      1,200,000     1,194,695
                                           =============  ============= =============  =============  ============




            See accompanying notes to condensed financial statements

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                       Condensed Statements of Cash Flows
             For the Nine Month Periods Ended June 30, 2009 and 2008
           and For the Period from Inception through June 30, 2009

                                                               For the       For the      Since Inception
                                                             Nine Months   Nine Months    [12/12/03]
                                                                Ended         Ended        through
                                                              6/30/2009     6/30/2008     6/30/2009
                                                             ------------- -------------  -----------
     Net Loss                                                    $ (9,627)     $(16,685)    $(85,963)

         Adjustments to reconcile net income/(loss) to net cash
         From Operating Activities:
             Depreciation                                               -         2,160        8,906
         Changes in operating assets and liabilities:
             Increase/(Decrease) in Current/Accrued Liabilities      (173)        5,619       15,096
             Accrued Interest                                       2,525         1,250        6,105
                                                             ------------- -------------  -----------
         Net Cash From Operating Activities                        (7,275)       (7,656)     (55,856)

         Cash From Investing Activities

             Purchase of equipment                                      -             -       (7,406)
                                                             ------------- -------------  -----------
         Net Cash From Investing Activities                             -             -       (7,406)

         Cash From Financing Activities

             Issued Stock for Cash                                      -             -       34,737
             Loan from Shareholders                                 3,525             -       28,525
                                                             ------------- -------------  -----------
         Net Cash From Financing Activities                         3,525             -       63,262

         Net Increase/(Decrease) in cash                           (3,750)       (7,656)           -

     Beginning Cash Balance                                         3,750         8,056            -
                                                             ------------- -------------  -----------
     Ending Cash Balance                                              $ -         $ 400          $ -
                                                             ============= =============  ===========
     Supplemental Schedule of Cash Flow Activities

         Cash paid for income taxes                                 $ 100         $ 100        $ 500
         Property contributed by shareholder                          $ -           $ -      $ 1,500



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

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of ($1,851) for the three months ended June 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans include raising capital to further its business operations, or seeking a well capitalized merger candidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to develop its operations, the Company may have to cease to exist.

NOTE 3- RELATED PARTY TRANSACTIONS

          Salaries to the President of the Company were accruing at a rate of $250 per month. As of January 1, 2007, the Company suspended all salaries until the Company's operations generate positive cash flow. The balance payable accrues interest at a simple interest rate of 10% annually. Salaries expense was $750 and $3,000 for 2007 and 2006, respectively. Salaries payable at June 30, 2009 was $9,719, including accrued interest. During the quarter ended June 30, 2009, the Company accrued interest associated with the Salaries payable of $186. The balance is unsecured and payable upon demand.

          During the year ended September 30, 2007 and 2008 a shareholder loaned the Company a combined $20,000 on an unsecured debenture. During the quarter ended June 30, 2009 the same shareholder loaned the Company $3,525 on an unsecured debenture. The Notes accrue interest at 10% per annum and matures on December 31, 2011. As of June 30, 2009, the
          Company has accrued interest of $3,288 on these notes. During the quarter ended June 30, 2009, the Company accrued interest associated with these Notes of $587.

          During the year ended September 30, 2007 a shareholder loaned the Company $5,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2011. As of June 30, 2009, the Company has accrued interest of $1,174 on this note. During the quarter ended June 30, 2009, the Company accrued interest associated with this Note of $128.

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

Note 4- RECENT ACCOUNTING PRONOUNCEMENTS

          In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result, SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company's fiscal year beginning October 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on October 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. The Company adopted SFAS No. 157 on October 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements. The Company is currently determining what impact the application of SFAS 157 on October 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

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

          In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 and have evaluated any subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

          In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The "FASB Accounting Standards Codification" and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the "Codification") will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the fourth quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our financial statements

          The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended June 30, 2009, resulted in a net loss of $1,851. The Basic Loss per Share for the three month period ended June 30, 2009 was ($0.01). Details of changes in revenue and expenses can be found below.

     OPERATING RESULTS REVENUES

     The Company has not generated a profit since inception. The Company did not generate any revenue in the three month period ended June 30, 2009 or 2008. The Company's management has been unable to identify a viable market for its product and service offering, and therefore was unable to generate any revenue in either period.

     OPERATING RESULTS - COST OF SALES

     The Company did not incur any cost of sales given that it was unable to generate any revenue in the three months ended June 30, 2009 or 2008.

     OPERATING RESULTS - OPERATING EXPENSES

     Operating expense for the three month period ended June 30, 2009, was $950. For the quarter ended June 30, 2009, the Company's operating expenses were entirely related to accounting expenses.

     - The Company's accounting expenses decreased $1,422 for the three month period ended June 30, 2009 compared to the same three month period ended June 30, 2008. The Company incurred $950 in accounting fees in the three month period ended June 30, 2009, and incurred $2,372 in the three month period June 30, 2008. The decrease in accounting expense can be attributed to internal reporting efficiencies in regards to the oversight mandated by the Sarbanes-Oxley Act of 2002 compared to the same period in the prior year.

     - Depreciation for the three month period ended June 30, 2009, was $0, compared to the $686 in depreciation the Company incurred for the three month period ended June 30, 2008. The Company has previously depreciated all property and equipment, therefore the Company did not expense any additional depreciation in the quarter ended June 30, 2009.

     OPERATING RESULTS - INTEREST EXPENSES

     The Company incurred $901 in interest expense in the three month period ended June 30, 2009. In the three month period ended June 30, 2008, the Company incurred $436 in interest expense. The increase in interest expense is due to higher notes payable balances from loans obtained from the Company's shareholders.

     LIQUIDITY

     As of June 30, 2009, the Company had $16,739 in current liabilities and $32,987 in long-term debt.

     The Company has a zero cash balance as of June 30, 2009. The Company's management will advance the Company monies not to exceed $50,000 as loans to the Company, to meet immediate liquidity requirments over the next twelve months. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed that it will be able to obtain financing.

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of June 30, 2009.

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

                             PLAN A PROMOTIONS, INC.

Date:08/05/09                       /S/ALYCIA ANTHONY
                                    Alycia Anthony, Principal Executive Officer,
                                                    President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


Date:08/05/09                      /S/SHARLENE DOOLIN
                                   Sharlene Doolin, Principal Financial Officer,
                                                    Secretary and Director