Form 10-K
period 2009-09-30
Plan A Promotions, Inc.
filed 2009-12-18
CIK 1341726

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2009
                               -----------------

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

     The market value of the voting stock held by non-affiliates is $55,125. based on 220,500 shares held by non-affiliates. These computations are based upon the bid price of $.25 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. ("FINRA") on October 1, 2009. As of December 18, 2009, the registrant had 1,200,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes |_| No |X|



                                Table of Contents

PART I............................................................................................................................3
   ITEM 1.        BUSINESS........................................................................................................3
   ITEM 1A.       RISK FACTORS....................................................................................................7
   ITEM 2:        PROPERTIES.....................................................................................................10
   ITEM 3:        LEGAL PROCEEDINGS..............................................................................................10
   ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................10
PART II..........................................................................................................................11
   ITEM 5:        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...11
   ITEM 6:        SELECTED FINANCIAL DATA........................................................................................12
   ITEM 7:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION...........................13
   ITEM 7A:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................15
   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................................16
   ITEM 9:        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS..................................................................29
   ITEM 9A:       CONTROLS AND PROCEDURES........................................................................................29
   ITEM 9B:       OTHER INFORMATION..............................................................................................30
PART III.........................................................................................................................30
   ITEM 10:       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE........................................................30
   ITEM 11.       EXECUTIVE COMPENSATION.........................................................................................32
   ITEM 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................33
   ITEM 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE......................................35
   ITEM 14:       PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................................35
   ITEM 15:       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.....................................................................36
SIGNATURES.......................................................................................................................37

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

     The Company's operations during the year ended September 30, 2009, generated no revenue. The Company's general and administrative expenses for the year ended September 30, 2009, were $7,744, resulting in an operating loss of ($7,744), and a net loss of $($11,289) after accounting for interest expense of $3,445 and income taxes of $100.

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended September 30, 2009, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations.

     BUSINESS OPERATIONS

     Plan A Promotions has been involved in value-added reseller market, specializing in promotional merchandise and apparel, employee recognition and incentive programs, business gifts and marketing expertise. The Company has provided its targeted customers-which include corporations, non-profit organizations, schools, and education associations with over 500,000 promotional and marketing products.

     Plan A has provided customers access to a variety of promotional products through its relationships with wholesale distributors. The Company's distributors offer a wide array of products, manufactured throughout the world. A promotional product is any item imprinted with a logo or slogan and given out to promote a company, organization, product, service, special achievement, or event. T-shirts, mugs, pens, and key tags are popular examples. Plan A believes promotional products are more effective than other marketing channels, in that they often have a practical use and value for the recipient, thus increasing their effectiveness as advertising and branding tools. Plan A's clients leverage these products to strengthen their brand, image, customer and employee relations, incentive programs and advertising campaigns.

     The Company has also provided customers with art design and consultation services through its relationships with several art and graphic design houses, in which the Company has outsourced its design work. These firms operate as independent consultants for Plan A Promotions and charge the Company directly for their services. The Company marks up the design charges, and incorporates them into the client's overall merchandising package. The Company does not have any standing contractual relationships with any design firms; however, existing relationships between the Company and many different graphic design houses will allow the provision of these outsourced services to any of the Company's customers.

     The Company's primary market has been within the greater Salt Lake City, Utah area. However, through the Company's website, the Company has marketed products and services nationwide, and has targeted its marketing efforts particularly on small businesses, non-profit organizations and school associations.

     MARKETING AND ADVERTISING

     The Company has marketed its products and services through word of mouth and the Company's website. The Company has marketed to new customers through direct mail campaigns. The Company acquired a list of the major employers in Utah with less than 1,000 full-time employees, from the Salt Lake City Chamber of Commerce. The list includes approximately 600 profit companies with division or corporate headquarters based in Utah. The Company also acquired a list, from the Salt Lake City Chamber of Commerce, of approximately 100 non-profit organizations based in Utah, with less than 1,000 employees. The Company has also compiled a mailing list of all public high schools in Salt Lake City, targeting them with a direct mail campaign and other marketing efforts. The Company has also made an effort to attract and develop business by networking with its existing clients, and promoting its services through word of mouth advertising.

     DELIVERY AND TRANSPORTATION

     The Company's suppliers will ship either directly to the client or to the Company itself. Typically if it is a finished product, the suppliers would ship the product directly to the client, and the Company would send a separate invoice for the order. If the product needs screen printing, embroidery or other finishing services, the Company would deliver the product to the client upon completion of the order. The Company has access to a variety of ground and air shipping companies and can typically deliver the product to the client within a few days.

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

     EMPLOYEES

     The  Company's  officers  and  Directors  are the  only  employees.  Alycia
Anthony, President and Director, is responsible for the operations of the Company and Nicholl Heieren, Vice President and Director and Sharlene Doolin, Secretary and Director, oversee strategy and development of the Company's business plan. Ms. Anthony has been responsible for establishing the Company's operations. She has been responsible for obtaining the appropriate licenses, developing the marketing plan, developing relationships with distributors, service companies and the Company's customers. The Company had been accruing Ms. Anthony $250 per month for compensation of services performed, but the salary was suspended effective January 1, 2008 until the Company produces positive operating cash flow. Ms. Heieren and Ms. Doolin will receive compensation based on services performed. The Company's compensation plan may change depending on the success and profitability of its operations.

     COMPANY HEADQUARTERS

     The Company's mailing address is 3010 Lost Wood Drive, Sandy, Utah 84092. With the Company's limited operating activity at this time the Company's operations do not require an office. At some point in the future, depending on the Company's operations and demanded space requirements, the Company may look to lease an office.

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

     AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended September 30, 2009, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

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

ITEM 3:  LEGAL PROCEEDINGS

     None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of our fiscal year ended September 30, 2009.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     MARKET INFORMATION

     The Company shares are traded on the OTC Bulletin Board, the symbol is PAPM. The Company shares have been quoted on the OTC Bulletin Board since December 20, 2006. The following quotes are quarterly data for the most recent two fiscal years:

                        CLOSING BID             CLOSING ASK
                        HIGH    LOW             HIGH    LOW

OCT 01, 2007         $0.25    $0.25             $ 5.00  $ 5.00
THRU
DEC 31, 2007

JAN 01, 2008         $0.30    $0.25             $ 5.00  $ 5.00
THRU
MAR 31, 2008

APR 01, 2008         $0.30    $0.30             $ 5.00  $ 5.00
THRU
JUN 30, 2008

JUL 01, 2008         $0.30    $0.30             $ 5.00  $ 5.00
THRU
SEP 30, 2008

OCT 01, 2008         $0.30    $0.30             $ 5.00  $ 5.00
THRU
DEC 31, 2009

JAN 01, 2009         $0.30    $0.30             $ 5.00  $ 0.40
THRU
MAR 31, 2009

APR 01, 2009         $0.30    $0.30             $ 5.00  $ 5.00
THRU
JUN 30, 2009

JUL 01, 2009         $0.30    $0.30             $ 5.00  $ 5.00
THRU
SEP 30, 2009

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

     None; not applicable.

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

     PLAN OF OPERATIONS

     The Company's plan of operation for the next 12 months is to evaluate and consider opportunities in the promotional merchandising industry and adopt a strategy to pursue a viable market in the industry. However, the Company has accumulated losses since inception and has not been able to generate profits from operations. Operating capital has been raised through the Company's shareholders. Furthermore, the Company has not been able to generate positive cash flow from operations since inception. Management plans include raising capital to further its business operations, or seeking a well capitalized merger candidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to develop its operations, the Company may have to cease to exist.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The Company generated a net loss of ($11,289) on no revenue for the fiscal year ended September 30, 2009 and a net loss of ($21,674) on no revenue for the fiscal year ended September 30, 2008. The Basic Loss per Share for the year ended September 30, 2009 was ($0.01). Details of changes in revenue and expenses can be found below.

     OPERATING RESULTS REVENUES

     The Company has not generated a profit since inception. The Company did not generate any revenue in the year ended September 30, 2009 or 2008. The Company's management has been unable to identify a viable market for its product and service offering, and therefore was unable to generate any revenue in either period.

     OPERATING RESULTS - COST OF SALES

     The Company did not incur any cost of sales given that it was unable to generate any revenue in the year ended September 30, 2009 or 2008.

     OPERATING RESULTS - OPERATING EXPENSES

     Operating expense for the year ended September 30, 2009, was $7,744 compared to $18,869 for the year ended September 30, 2008. Operating expenses included accounting, legal and depreciation expenses.

          - The Company's accounting expenses was $6,847 for the year ended September 30, 2009 compared to $14,589 for the year ended September 30, 2008. The decrease in accounting expense can be attributed to the expenses incurred in prior years associated with the adoption of Sarbanes-Oxley Act of 2002.

          - Depreciation for the year ended September 30, 2009 was $0, which decreased from the $2,160 in depreciation the Company incurred for the year ended September 30, 2008. The Company did not acquire any new property or equipment in the past twelve months, and depreciated the remainder of its property and equipment in the year ended September 30, 2008.

     OPERATING RESULTS - INTEREST EXPENSES

     The Company incurred $3,445 in interest expense in the year ended September 30, 2009. In the year ended September 30, 2008, the Company incurred $2,705 in interest expense. In the year ended September 30, 2009, the Company borrowed an additional $5,816 from two shareholders and therefore the interest expense incurred was greater for the year ended September 30, 2009.

     LIQUIDITY AND CAPITAL RESOURCES

     Balance Sheet Information:

The following information is a summary of our balance sheet as of September 30, 2009:

                                  Summary Balance Sheet as of September 30, 2009
                                  ==============================================


Total Current Assets                                                   $    700
Total Assets                                                                700
Total Liabilities                                                        52,088
Accumulated Deficit                                                     (87,625)
Total Stockholders' Deficit                                             (51,338)


     As of September 30, 2009 our total current assets were $700 and consisted of prepaid expenses. As of September 30, 2008 our total assets were valued at $3,750, of which $3,750 was cash.

     Liabilities at September 30, 2009 totaled $52,088, and consisted of $5,384 in accounts payable, $786 in accrued liabilities, and $9,905 in related party payables; and $36,012 in notes payable to James Doolin and Michael Doolin, shareholders of the Company.

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

     None.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                    PART F/S



                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                       Financial Statements and Report of
                  Independent Registered Public Accounting Firm
                               September 30, 2009

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                      Page

Report of Independent Registered Public Accounting Firm                                 18

Balance Sheets -- September 30, 2009 and 2008                                           19

Statements of Operations for the years ended September 30, 2009 and 2008 and
for the period from Inception [December 12, 2003] through September 30, 2009            20

Statements of Stockholders' Equity for the period from Inception
[December 12, 2003] through September 30, 2009                                          21

Statements of Cash Flows for the years ended September 30, 2009 and 2008 and
for the period from Inception [December 12, 2003] through September 30, 2009            22

Notes to Financial Statements                                                        23 - 28





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Plan A Promotions, Inc. [a development stage company]


     We have audited the accompanying balance sheets of Plan A Promotions (a development stage company) as of September 30, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years ended September 30, 2009 and 2008 and for the period from Inception [December 12, 2003] through September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plan A Promotions, Inc. [a development stage company] as of September 30, 2009 and 2008, and the results of operations and cash flows for the years ended September 30, 2009 and 2008 and for the period from Inception [December 12, 2003] through September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/S/MANTYLA MCREYNOLDS, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
December 18, 2009


                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                                 Balance Sheets
                           September 30, 2009 and 2008

                                                      9/30/2009          9/30/2008
                                                   -----------------  -----------------

          ASSETS

     Assets

     Current Assets
        Cash                                                    $ -            $ 3,750
        Prepaid Expenses                                        700                  -
                                                   -----------------  -----------------
     Total Assets                                             $ 700            $ 3,750
                                                   =================  =================


          LIABILITIES AND STOCKHOLDERS' DEFICIT

     Liabilities

     Current Liabilities

        Accounts Payable                                    $ 5,384            $ 6,407
        Accrued Liabilities                                     786                786
        Related-Party Payable - Note 6                        9,905              9,159
                                                   -----------------  -----------------

     Total Current Liabilities                               16,075             16,352
                                                   -----------------  -----------------

     Long Term Liabilities

        Loans from Shareholders - Note 6                     30,816             25,000
        Accrued Interest Payable - Shareholders - Note 6      5,197              2,497
                                                   -----------------  -----------------

     Total Long Term Liabilities                             36,013             27,497
                                                   -----------------  -----------------

Total Liabilities                                          $ 52,088           $ 43,849

     Stockholders' Deficit

        Preferred Stock; par value ($0.01);                       -                  -
        Authorized 5,000,000 shares
        none issued or outstanding

        Common Stock; par value ($0.01);
        Authorized 50,000,000 shares; issued
        and outstanding 1,200,000                            12,000             12,000
        Paid-in Capital                                      24,237             24,237
        Deficit Accumulated during the development stage    (87,625)           (76,336)
                                                   -----------------  -----------------
     Total Stockholders' Deficit                            (51,388)           (40,099)
                                                   -----------------  -----------------
Total Liabilities and Stockholders' Deficit                   $ 700            $ 3,750
                                                   =================  =================



                 See accompanying notes to financial statements.


                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                            Statements of Operations
       For the years ended September 30, 2009 and 2008 and for the period from Inception [December 12, 2003] through September 30, 2009

                                                                                            Since Inception
                                                                                              [12/12/03]
                                                                                                through
                                                         2009                2008                2009
                                                   -----------------   -----------------   ------------------
Revenues                                                        $ -                 $ -              $ 9,694
Revenues from Related Parties                                     -                   -                2,346
                                                   -----------------   -----------------   ------------------
Total Revenue                                                     -                   -               12,040

Cost of Sales                                                     -                   -                8,394
Cost of Sales to Related Parties                                  -                   -                2,101
                                                   -----------------   -----------------   ------------------
Total Cost of Sales                                               -                   -               10,495
                                                   -----------------   -----------------   ------------------
Gross Profit                                                      -                   -                1,545

General & Administrative Expenses                            (7,744)            (18,869)             (80,503)
                                                   -----------------   -----------------   ------------------
Net Loss from Operations                                     (7,744)            (18,869)             (78,958)

Other Income/(Expenses):
       Interest Expense                                      (3,445)             (2,705)              (8,067)
                                                   -----------------   -----------------   ------------------
Net Loss Before Income Taxes                                (11,189)            (21,574)             (87,025)

Provision for Income Taxes                                     (100)               (100)                (600)
                                                   -----------------   -----------------   ------------------
Net Loss                                                    (11,289)            (21,674)             (87,625)
                                                   =================   =================   ==================
Loss Per Share                                              $ (0.01)            $ (0.02)             $ (0.08)
                                                   =================   =================   ==================

Weighted Average Shares Outstanding                       1,200,000           1,200,000            1,194,925
                                                   =================   =================   ==================



                 See accompanying notes to financial statements.



                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                   Statements of Stockholders' Equity/(Deficit)
       For the years ended September 30, 2009 and 2008 and for the period from Inception [December 12, 2003] through September 30, 2009

                                                                          Additional                       Net
                                               Common         Common        Paid-in      Accumulated   Stockholders
                                               Shares         Stock         Capital        Deficit        Equity
                                              ----------    ----------     ----------    -----------    -----------
Balance, December 12, 2003 (Inception)                -       $     -        $     -        $     -        $     -

Common stock issued for cash                  1,200,000        12,000         22,737              -         34,737

Property contributed by shareholder                   -             -          1,500              -          1,500

Net loss from inception on December 12, 2003
through September 30, 2004                            -             -              -         (3,400)        (3,400)
                                              ----------    ----------     ----------    -----------    -----------
Balance, September 30, 2004                   1,200,000        12,000         24,237         (3,400)        32,837

Net loss for the year ended September 30, 2005        -             -              -        (11,324)       (11,324)
                                              ----------    ----------     ----------    -----------    -----------
Balance, September 30, 2005                   1,200,000        12,000         24,237        (14,724)        21,513

Net loss for the year ended September 30, 2006        -             -              -        (21,682)       (21,682)
                                              ----------    ----------     ----------    -----------    -----------
Balance, September 30, 2006                   1,200,000        12,000         24,237        (36,406)          (169)

Net loss for the year ended September 30, 2007        -             -              -        (18,256)       (18,256)
                                              ----------    ----------     ----------    -----------    -----------
Balance, September 30, 2007                   1,200,000        12,000         24,237        (54,662)       (18,425)

Net loss for the year ended September 30, 2008        -             -              -        (21,674)       (21,674)
                                              ----------    ----------     ----------    -----------    -----------
Balance, September 30, 2008                   1,200,000        12,000         24,237        (76,336)       (40,099)

Net loss for the year ended September 30, 2009        -             -              -        (11,289)       (11,289)
                                              ----------    ----------     ----------    -----------    -----------
Balance, September 30, 2009                   1,200,000        12,000         24,237        (87,625)       (51,388)
                                              ==========    ==========     ==========    ===========    ===========



                 See accompanying notes to financial statements.

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                            Statements of Cash Flows
       For the years ended September 30, 2009 and 2008 and for the period from Inception [December 12, 2003] through September 30, 2009

                                                                                                       Since Inception
                                                                                                         [12/12/03]
                                                                                                          through
                                                                            2009            2008            2009
                                                                        -----------     ------------    ------------
Net Loss                                                                 $ (11,289)       $ (21,674)      $ (87,625)
      Adjustments to reconcile net income/(loss) to net cash
      Provided/(Used) by Operating Activities:
         Depreciation                                                            -            2,160           8,906
      Changes in operating assets and liabilities:
         (Increase)/Decrease in Prepaid Expenses                              (700)               -            (700)
         Increase/(Decrease) in Accounts Payable and Accrued Liabilities    (1,123)           2,503          14,146
         Increase/(Decrease) in Accrued Interest and Related Party Payable   3,446            2,705           7,026
                                                                        -----------     ------------    ------------
      Net Cash Provided/(Used) by Operating Activities                      (9,566)         (14,306)        (58,147)
      Cash Provided(Used) by Investing Activities
         Purchase of equipment                                                   -                -          (7,406)
                                                                        -----------     ------------    ------------
      Net Cash Provided/(Used) by Investing Activities                           -                -          (7,406)
      Cash Provided/(Used) by Financing Activities
         Issued Stock for Cash                                                   -                -          34,737
         Loan from Shareholders                                              5,816           10,000          30,816
                                                                        -----------     ------------    ------------
      Net Cash Provided/(Used) by Financing Activities                       5,816           10,000          65,553
      Net Increase (Decrease) in cash                                       (3,750)          (4,306)              -
Beginning Cash Balance                                                       3,750            8,056               -
                                                                        -----------     ------------    ------------
Ending Cash Balance                                                       $      -       $    3,750        $      -
                                                                        ===========     ============    ============

Supplemental Schedule of Cash Flow Activities
         Cash paid for income taxes                                         $  100           $  100         $   600
         Property contributed by shareholder                                $    -           $    -         $ 1,500


                 See accompanying notes to financial statements.

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                               September 30, 2009

NOTE 1 - Background and Summary of Significant Accounting Policies

     (a) Company Background

     Plan A Promotions, Inc. (Company) was founded December 12, 2003 as Lostwood Professional Services, Inc. and was organized to engage in the business of producing and selling promotional merchandise. The Company was incorporated under the laws of the State of Utah.

     The Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement ASC 915. It has yet to commence full-scale operations and it continues to develop its planned principle operations.

     The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies

     (b) Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 and $3,750 in cash on September 30, 2009 and 2008, respectively.

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

     The Company complies with the provisions of FASB ASC 740, "Income Taxes". The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The Company reports penalties and interest as general and administrative expenses.

     (e) Net Loss Per Common Share

     Basic loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. The Company has convertible preferred shares outstanding, but the effect of these shares on the calculation of loss per common share would be antidilutive. The Company has 1,200,000 common share equivalents outstanding at September 30, 2009 and 2008.

     (f) Revenue Recognition

     The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, which states that revenue is generally recognized when it is realized and earned. Specifically, the Company recognizes revenue when products are delivered and cash collections are reasonably assured.

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                               September 30, 2009

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

     (i) Impact of New Accounting Standards

     Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles - Overall ("ASC 105-10"), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which was primarily codified into Topic 820 "Fair Value" in the ACS. SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result, SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, or the Company's fiscal year beginning October 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on October 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. The Company adopted SFAS No. 157 on October 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements. The Company is currently determining what impact the application of SFAS 157 on October 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

                             Plan A Promotions, Inc.
                   [fka Lostwood Professional Services, Inc.]
                          [A Development Stage Company]
                          Notes to Financial Statements
                               September 30, 2009

     (i) Impact of New Accounting Standards (cont.)

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"), which was primarily codified into Topic 805 "Business Combinations" in the ASC, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51("SFAS 160"), which was primarily codified into Topic 810 "Consolidations" in the ASC. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be characterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning October 1, 2009. Early adoption is not permitted. The Company is evaluating the impact these statements will have on its financial statements.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 13" ("SFAS 161"), which was primarily codified into Topic 815 "Derivatives and Hedging" in the ASC. SFAS 161 will enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 is effective for the Company beginning October 1, 2009. The Company anticipates that the adoption of SFAS 161 will not have a material impact on the Company's financial statements.

     In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("SFAS 165"), which was primarily codified into Topic 855 "Subsequent Events" in the ASC. SFAS 165 establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted the provisions of SFAS 165 for the year ended September 30, 2009. We have analyzed subsequent events through December 18, 2009, the date the financial statements were issued. We do not believe there are any material subsequent events which would require further disclosure.

     The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                               September 30, 2009

NOTE 2 - LIQUIDITY/GOING CONCERN

     The Company has accumulated losses from inception through September 30, 2009 amounting to $87,625 and has minimal assets and operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans include raising capital to commence business operations, or seeking a well capitalized merger candidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     If the Company is unable to develop its operations, the Company may have to cease to exist.

NOTE 3 - INCOME TAXES

     The provision for income taxes consists of the following:

   Current taxes                                     $ 2,358
   Deferred tax benefit                                2,258
                                                     -------
                                                     $   100
                                                     =======

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2029 and do not include accrued officer compensation. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

            Description                Amount           Asset            Rate
                                                     (Liability)
------------------------------     -----------     --------------     ----------
   Net Operating Loss Carryforwards:
            Federal                   $ 72,803        $  10,920          15%
            State                     $ 72,203        $   3,610           5%
    Non-deductible (temporary) accrued
            officer salaries          $  6,150        $   1,230          20%
   Differences in book / tax
            Depreciation              $    162        $      33          20%
  Valuation allowance                                 $ (15,793)
                                                   --------------
        Deferred tax asset 9/30/09                    $       0

     The allowance has increased $2,632 from $13,161 as of September 30, 2008. The Company is incorporated in the State of Utah, which levies a $100 minimum tax per year on every company therein incorporated. As a result, the Company has accrued a provision of $100 per year to account for this tax.

Reconciliation between taxes at the statutory rates (20%) and the actual income tax provision for continuing operations follows:

                                                      2008          2009
                                                     ------        ------

   Expected benefit (based on statutory rates)      $(4,315)      $(2,258)
   Effect of:
     Temporary differences due to accrued officer
     salaries                                          (541)         (689)
     Temporary differences due to depreciation          197           150
     Increase/(decrease) in valuation allowance       2,970         2,632
     Graduated Rates                                  1,709           180
     Deduction for state taxes                          (20)          (15)
     State minimum franchise tax                        100           100
                                                    -------       -------
   Total actual provision                           $   100       $   100
                                                    =======       =======

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                               September 30, 2009

NOTE 3 - INCOME TAXES (cont.)

     The Company has not identified any material uncertain tax positions of the Company on returns that have been filed or that will be filed. The Company has not had operations and is carrying a large Net Operating Loss as disclosed above. Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements. A reconciliation of our unrecognized tax benefits for the year ended September 30, 2009 is presented in the table below:

     Balance as of October 1, 2008
       Additions based on tax positions related to the current year    $ -
       Additions based on tax positions related to prior year            -
       Reductions for tax positions of prior years                       -
       Reductions due to expiration of statute of limitations            -
       Settlements with taxing authorities                               -

       Balance as of September 30, 2009                                $ -

     The Company has filed income tax returns in the US. All years prior to 2005 are closed by expiration of the statute of limitations. The tax year ended September 30, 2006, will close by expiration of the statute of limitations on January 5, 2010. The years ended September 30, 2007, 2008, and 2009 are open for examination.


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

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                               September 30, 2009

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
                             ------------ --------------- -------

     The assets are depreciated using the double declining balance method over three and five years. Depreciation expense was $0 and $2,160 for the years ended September 30, 2009 and 2008, respectively.


NOTE 6 - RELATED-PARTY TRANSACTIONS

     Salaries to the President of the Company were accruing at a rate of $250 per month. As of January 1, 2008, the Company suspended all salaries until the Company's operations generate positive cash flow. The balance payable accrues interest at a simple interest rate of 10% annually. Salaries payable at September 30, 2009 was $9,905, including accrued interest. During the twelve months ended September 30, 2009, the Company accrued interest associated with the Salaries payable of $746. During the twelve months ended September 30, 2008, the Company accrued interest associated with the Salaries payable of $746. The balance is unsecured and payable upon demand.

     During the year ended September 30, 2007 a shareholder loaned the Company $10,000 on an unsecured debenture. On August 18, 2008 the shareholder loaned the Company an additional $10,000 on an unsecured debenture. On May 13, 2009, the shareholder loaned the Company $3,525 on an unsecured debenture. The Notes accrue interest at 10% per annum and matures on December 31, 2011. For the year ended September 30, 2009, the Company has accrued interest of $2,177 on this note.

     During the year ended September 30, 2007 a shareholder loaned the Company $5,000 on an unsecured debenture. On August 25, 2009, the shareholder loaned the Company $2,291 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2011. For the year ended September 30, 2009, the Company has accrued interest of $522 on this note.

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

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

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

     Alycia D. Anthony, President and a director, is 35 years of age. Ms. Anthony graduated from the University of Utah, in Salt Lake City. She graduated with a bachelor of science, and masters in Economics. Ms. Anthony has been working in the public finance arena since 1996. She has worked for the consulting firm of KPMG, Peat Marwick, Consulting, Inc. She also worked with the Salt Lake Organizing Committee. For over the past four years Ms. Anthony has worked within the advertising, marketing and construction management industries.

     Nicholl Heieren, Vice President and a director, is 33 years of age. Ms. Heieren graduated from the University of Utah, in Salt Lake City, Utah. She graduated with a bachelor of fine arts. Ms. Heieren has worked within the film, fashion, and entertainment industry for the past nine years.

     Sharlene Doolin, Secretary and a director, is 60 years of age. Ms. Doolin has been involved in the promotional merchandising industry for over the past fifteen years. Her experience within the promotional merchandise industry primarily involves working with non-profit associations and school organizations.

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

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Our common shares are registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such forms furnished to us during the fiscal year ended September 30, 2009, the following were filed, but not timely:

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

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)             (b)   (c)     (d)   (e)   (f)      (g)    (h)    (i)

                                                  Secur-
                                                  ities          All
Name and   Year or                 Other  Rest-   Under-  LTIP  Other
Principal  Period    Salary  Bonus Annual ricted  lying   Pay-  Comp-
Position   Ended      ($)     ($)  Compen -Stock  Options outs  ensat'n
---------------------------------------------------------------------

Alycia D.    09-30-09 $ 0      0     0      0        0     0     0
Anthony,     09-30-08 $ 0      0     0      0        0     0     0
Director,
President

Nicholl R.   09-30-09   0      0     0      0        0     0     0
Heieren,     09-30-08   0      0     0      0        0     0     0
Director,
Vice
President

Sharlene     09-30-09   0      0     0      0        0     0     0
Doolin,      09-30-08   0      0     0      0        0     0     0
Director,
Secretary

     No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended September 30, 2009 or 2008. On January 1, 2008, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Should operations produce positive cash flow, compensation will resume with Alycia Anthony receiving $250 per month. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

   COMPENSATION OF DIRECTORS

     Executive compensation was paid to the Company's officers and directors related to services performed for the Company's operations and managing the Company's strategic development. On January 1, 2008, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Should operations produce positive cash flow, compensation will resume with Alycia Anthony receiving $250 per month.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of September 30, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 1,200,000 shares of common stock outstanding at that date.

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

     DIRECTOR INDEPENDENCE

     We do not have any independent directors serving on our board of directors

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended September 30, 2009 and 2008:


                Fee Category                  2009      2008
--------------------------------------------------------------
--------------------------------------------------------------
Audit Fees                                  $  6,861    14,589
Audit-related Fees                          $      0         0
Tax Fees                                    $    395         0
All Other Fees                              $      0         0
                                             -----------------
Total Fees                                  $  7,256    14,589
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


                                      PLAN A PROMOTIONS, INC.


Date:12/18/09                          By: /S/Alycia Anthony
                                       Alycia Anthony
                                       President & Director
                                       Principal Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



Date:12/18/09                          By: /S/Sharlene Doolin
                                       Sharlene Doolin
                                       Secretary & Director
                                       Principal Financial Officer