Form 10-Q
period 2009-12-31
Plan A Promotions, Inc.
filed 2010-02-08
CIK 1341726

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2009

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

                                February 8, 2010

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

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                            Condensed Balance Sheets
                              As of December 31, 2009
                             and September 30, 2009

                                                      12/31/2009         9/30/2009
                                                   -----------------  -----------------
                                                      (Unaudited)         (Audited)
          ASSETS
Assets

     Current Assets
        Cash                                                    $ -                $ -
        Prepaid Expenses                                          -                700
                                                   -----------------  -----------------
     Total Current Assets                                         -                700

        Property & Equipment (net)                                -                  -
                                                   -----------------  -----------------
     Total Assets                                               $ -              $ 700
                                                   =================  =================


          LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

     Current Liabilities
        Accounts Payable                                    $ 6,665            $ 5,384
        Accrued Liabilities                                     786                786
        Related-Party Payable - Note 3                       10,092              9,905
                                                   -----------------  -----------------
     Total Current Liabilities                               17,543             16,075
                                                   -----------------  -----------------

     Long Term Liabilities

        Loans from Shareholders - Note 3                     30,816             30,816
        Accrued Interest Payable - Shareholders - Note 3      5,973              5,197
                                                   -----------------  -----------------
     Total Long Term Liabilities                             36,789             36,013
                                                   -----------------  -----------------
Total Liabilities                                          $ 54,332           $ 52,088

     Stockholders' Deficit

        Preferred Stock; par value ($0.01);                       -                  -
        Authorized 5,000,000 shares
        none issued or outstanding

        Common Stock; par value ($0.01);
        Authorized 50,000,000 shares; issued
        and outstanding 1,200,000                            12,000             12,000
        Paid-in Capital                                      24,237             24,237
        Deficit Accumulated during the development stage    (90,569)           (87,625)
                                                   -----------------  -----------------
     Total Stockholders' Deficit                            (54,332)           (51,388)
                                                   -----------------  -----------------
Total Liabilities and Stockholders' Deficit                 $     -            $   700
                                                   =================  =================




            See accompanying notes to condensed financial statements

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                       Condensed Statements of Operations
           For the Three Month Period Ended December 31, 2009 and 2008
           and For the Period from Inception through December 31, 2009


                                                            For the           For the        Since Inception
                                                         Three Months       Three Months        [12/12/03]
                                                             Ended             Ended             through
                                                          12/31/2009         12/31/2008         12/31/2009
                                                        ----------------  -----------------  -----------------
Revenues                                                            $ -                $ -            $ 9,694
Revenues from Related Parties                                         -                  -              2,346
                                                        ----------------  -----------------  -----------------
Total Revenue                                                         -                  -             12,040

Cost of Sales                                                         -                  -              8,394
Cost of Sales to Related Parties                                      -                  -              2,101
                                                        ----------------  -----------------  -----------------
Total Cost of Sales                                                   -                  -             10,495
                                                        ----------------  -----------------  -----------------
Gross Profit                                                          -                  -              1,545

General & Administrative Expenses                                 1,981              5,078             82,484
                                                        ----------------  -----------------  -----------------
Net Loss from Operations                                         (1,981)            (5,078)           (80,939)
Other Income/(Expenses):
       Interest Expense                                            (963)              (817)            (9,030)
                                                        ----------------  -----------------  -----------------
Net Loss Before Income Taxes                                     (2,944)            (5,895)           (89,969)

Provision for Income Taxes                                            -                  -               (600)
                                                        ----------------  -----------------  -----------------
Net Loss                                                         (2,944)            (5,895)           (90,569)
                                                        ================  =================  =================

Loss Per Share                                                  $ (0.01)           $ (0.01)           $ (0.08)
                                                        ================  =================  =================

Weighted Average Shares Outstanding                           1,200,000          1,200,000          1,195,135
                                                        ================  =================  =================






            See accompanying notes to condensed financial statements

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                       Condensed Statements of Cash Flows
           For the Three Month Period Ended December 31, 2009 and 2008
           and For the Period from Inception through December 31, 2009

                                                            For the       For the     Since Inception
                                                          Three Months  Three Months  [12/12/03]
                                                             Ended         Ended        through
                                                          12/31/2009    12/31/2008    12/31/2009
                                                          ------------  ------------  ------------

Net Loss                                                      $(2,944)      $(5,895)     $(90,569)
      Adjustments to reconcile net income/(loss) to net cash
      From Operating Activities:
         Depreciation                                               -             -         8,906
      Changes in operating assets and liabilities:
         (Increase)/Decrease in Prepaid Expenses                  700             -             -
         Increase/(Decrease) in Current/Accrued Liabilities     1,281         4,699        15,527
         Accrued Interest and Related Party Payable               963           817         7,989
                                                          ------------  ------------  ------------
      Net Cash From Operating Activities                            -          (379)      (58,147)
      Cash From Investing Activities

         Purchase of equipment                                      -             -        (7,406)
                                                          ------------  ------------  ------------
      Net Cash From Investing Activities                            -             -        (7,406)

      Cash From Financing Activities
         Issued Stock for Cash                                      -             -        34,737
         Loan from Shareholders                                     -             -        30,816
                                                          ------------  ------------  ------------
      Net Cash From Financing Activities                            -             -        65,553
      Net Increase/(Decrease) in cash                               -          (379)            -
Beginning Cash Balance                                              -         3,750             -
                                                          ------------  ------------  ------------
Ending Cash Balance                                               $ -       $ 3,371           $ -
                                                          ============  ============  ============

Supplemental Schedule of Cash Flow Activities
      Cash paid for income taxes                                  $ -         $ 100         $ 600
      Property contributed by shareholder                         $ -           $ -       $ 1,500


            See accompanying notes to condensed financial statements

                             Plan A Promotions, Inc.
                          [A Development Stage Company]
                   Notes to the Condensed Financial Statements



NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited, condensed financial statements of Plan A Promotions, Inc. (the "Company" or "Plan A Promotions"), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the period ended September 30, 2009. In the opinion of management these interim financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of ($2,944) for the three months ended December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans include raising capital to further its business operations, or seeking a well capitalized merger candidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to develop its operations, the Company may have to cease to exist.

NOTE 3- RELATED PARTY TRANSACTIONS

          Salaries to the President of the Company were accruing at a rate of $250 per month. As of January 1, 2007, the Company suspended all salaries until the Company's operations generate positive cash flow. The balance payable accrues interest at a simple interest rate of 10% annually. Salaries payable at December 31, 2009 was $10,092, including accrued interest. During the quarter ended December 31, 2009, the Company accrued interest associated with the Salaries payable of $186. The balance is unsecured and payable upon demand.

          During the years ended September 30, 2007, 2008 and 2009 a shareholder loaned the Company a combined $23,525 on an unsecured debenture. The Notes accrue interest at 10% per annum and matures on December 31, 2011. As of December 31, 2009, the Company has accrued interest of $4,474 on these notes. During the quarter ended December 31, 2009, the Company accrued interest associated with these Notes of $593.

          During the year ended September 30, 2007 a shareholder loaned the Company $5,000 on an unsecured debenture. During the year ended September 30, 2009 a shareholder loaned the Company $2,291 on an unsecured debenture. The Notes accrue interest at 10% per annum and mature on December 31, 2011. As of December 31, 2009, the Company has accrued interest of $1,499 on these notes. During the quarter ended December 31, 2009, the Company accrued interest associated with these Notes of $184.

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

Note 4- RECENT ACCOUNTING PRONOUNCEMENTS

          In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which was primarily codified into Topic 820 "Fair Value" in the ASC. SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result, SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company's fiscal year beginning October 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on October 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. The Company adopted SFAS No. 157 on October 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements. The Company adopted SFAS 157 on October 1, 2009 for non-recurring non-financial assets and liabilities that are recognized of disclosed at fair value with no impact on its financial statements.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"), which was primarily codified into Topic 805 "Business Combinations" in the ASC, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51("SFAS 160"), which was primarily codified into Topic 810 "Consolidations" in the ASC. SFAS 141R will change how businessacquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be characterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 was effective for the Company beginning October 1, 2009. Early adoption is not permitted, with no impact on its financial statements.

          In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition - Multiple Deliverable Revenue Arrangements (Subtopic 605-25) "Subtopic". This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic. This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity's fiscal year. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

          The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 5 - SUBSEQUENT EVENTS

          The Company has evaluated subsequent events through February 8, 2010, the date the financial statements were issued, and has concluded that no recognized or nonrecognized subsequent events have occurred since the quarter ended December 31, 2009.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended December 31, 2009, resulted in a net loss of $2,944. The Basic Loss per Share for the three month period ended December 31, 2009 was ($0.01). Details of changes in revenue and expenses can be found below.

     OPERATING RESULTS REVENUES

     The Company has not generated a profit since inception. The Company did not generate any revenue in the three month period ended December 31, 2009 or 2008. The Company's management has been unable to identify a viable market for its product and service offering, and therefore was unable to generate any revenue in either period.

     OPERATING RESULTS - COST OF SALES

     The Company did not incur any cost of sales given that it was unable to generate any revenue in the three months ended December 31, 2009 or 2008.

     OPERATING RESULTS - OPERATING EXPENSES

     Operating expense for the three month period ended December 31, 2009, was $1,981. For the quarter ended December 31, 2009, the Company's operating expenses were entirely related to accounting expenses and legal fees.

     - The Company's accounting expenses decreased $2,962 for the three month period ended December 31, 2009 compared to the same three month period ended December 31, 2008. The Company incurred $1,343 in accounting fees in the three month period ended December 31, 2009, and incurred $4,305 in the three month period December 31, 2008. The decrease in accounting expense can be attributed to internal reporting efficiencies in regards to the oversight mandated by the Sarbanes-Oxley Act of 2002 compared to the same period in the prior year.

     - The Company's legal fees were $638 for the three month period ended December 31, 2009 and $639 for the three month period ended December 31, 2008.

     OPERATING RESULTS - INTEREST EXPENSES

     The Company incurred $963 in interest expense in the three month period ended December 31, 2009. In the three month period ended December 31, 2008, the Company incurred $817 in interest expense. The increase in interest expense is due to higher notes payable balances from loans obtained from the Company's shareholders.

     LIQUIDITY

     As of December 31, 2009, the Company had $17,543 in current liabilities and $36,789 in long-term debt.

     The Company has a zero cash balance as of December 31, 2009. The Company's management will advance the Company monies not to exceed $50,000 as loans to the Company, to meet immediate liquidity requirments over the next twelve months. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $50,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed that it will be able to obtain financing.

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of December 31, 2009.

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

                             PLAN A PROMOTIONS, INC.

Date:02/08/10                       /S/ALYCIA ANTHONY
                                    Alycia Anthony, Principal Executive Officer,
                                                    President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


Date:02/08/10                      /S/SHARLENE DOOLIN
                                   Sharlene Doolin, Principal Financial Officer,
                                                    Secretary and Director