Form 10-Q
period 2010-03-31
Plan A Promotions, Inc.
filed 2010-05-13
CIK 1341726

U. S. Securities and Exchange Commission

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended March 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 00-51638

PLAN A PROMOTIONS, INC.
(Exact name of the issuer as specified in its charter)

Utah	16-1689008
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

3010 Lostwood Drive
Sandy, UT 84092
(Address of Principal Executive Offices)

(801) 231-1121
(Issuer’s Telephone Number)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ] No [  ]

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 13, 2010
Common Capital Voting Stock, $0.01 par value per share	1,200,000

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

March 31, 2010
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Plan A Promotions, Inc.
(A Development Stage Company)
Condenses Balance Sheets
As of March 31, 2010 and September 30, 2009

	3/31/2010	9/30/2009

Assets
Current Assets
Cash	$-	$-
Prepaid Expenses	-	700
Total Current Assets	-	700
Property & Equipment (net)	-	-
Total Assets	$-	$700

Liabilities
Current Liabilities
Accounts Payable	$10,119	$5,384
Accrued Liabilities	686	786
Income Tax Payable	100	-
Related-Party Payable - Note 3	10,278	9,905

Total Current Liabilities	21,183	16,075

Long Term Liabilities
Loans from Shareholders - Note 3	30,816	30,816
Accrued Interest Payable - Shareholders - Note 3	6,733	5,197

Total Long Term Liabilities	37,549	36,013

Total Liabilities	$58,732	$52,088

Stockholders' Deficit
Preferred Stock; par value ($0.01);	-	-
Authorized 5,000,000 shares
none issued or outstanding

Common Stock; par value ($0.01);
Authorized 50,000,000 shares; issued
and outstanding 1,200,000	12,000	12,000

Paid-in Capital	24,237	24,237

Deficit Accumulated during the development stage	(94,969)	(87,625)

Total Stockholders' Deficit	(58,732)	(51,388)

Total Liabilities and Stockholders' Deficit	$-	$700

See accompanying notes to financial statements.

Plan A Promotions, Inc.
 (A Development Stage Company)
Condensed Statements of Operations
For the Three and Six Months Ended March 31, 2010 and 2009, and
For the Period from Inception through March 31, 2010
(Unaudited)

	For the	For the	For the	For the	Since Inception
	Three Months	Three Months	Six Months	Six Months	[12/12/03]
	Ended	Ended	Ended	Ended	through
	3/31/2010	3/31/2009	3/31/10	3/31/09	3/31/2010

Revenues	$-	$-	$-	$-	$9,694
Revenues from Related Parties	-	-	-	-	2,346

Total Revenue	-	-	-	-	12,040

Cost of Sales	-	-	-	-	8,394
Cost of Sales to Related Parties	-	-	-	-	2,101

Total Cost of Sales	-	-	-	-	10,495

Gross Profit	-	-	-	-	1,545

General & Administrative Expenses	3,454	1,074	5,435	6,152	85,938

Net Loss from Operations	(3,454)	(1,074)	(5,435)	(6,152)	(84,393)

Other Income/(Expenses):
Interest Expense	(946)	(807)	(1,909)	(1,624)	(9,976)

Net Loss Before Income Taxes	(4,400)	(1,881)	(7,344)	(7,776)	(94,369)

Provision for Income Taxes	-	-	-	-	(600)

Net Loss	(4,400)	(1,881)	(7,344)	(7,776)	(94,969)

Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.08)

Weighted Average Shares Outstanding	1,200,000	1,200,000	1,200,000	1,200,000	1,195,325

See accompanying notes to financial statements.

Plan A Promotions, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended March 31, 2010 and 2009, and
For the Period from Inception through March 31, 2010
(Unaudited)

	For the	For the	Since Inception
	Six Months	Six Months	[12/12/03]
	Ended	Ended	through
	3/31/2010	3/31/2009	3/31/2010

Net Loss	$(7,344)	$(7,776)	$(94,969)

Adjustments to reconcile net income/(loss) to net cash
From Operating Activities:
Depreciation	-	-	8,906
Changes in operating assets and liabilities:
Increase/(Decrease) in Current/Accrued Liabilities	4,735	2,402	18,981
Increase/(Decrease) in Prepaid Expenses	700	-	-
Accrued Interest	1,909	1,624	8,935

Net Cash From Operating Activities	-	(3,750)	(58,147)

Cash From Investing Activities

Purchase of equipment	-	-	(7,406)

Net Cash From Investing Activities	-	-	(7,406)

Cash From Financing Activities

Issued Stock for Cash	-	-	34,737
Loan from Shareholders	-	-	30,816

Net Cash From Financing Activities	-	-	65,553

Net Increase/(Decrease) in cash	-	(3,750)	-

Beginning Cash Balance	-	3,750	-

Ending Cash Balance	$-	$-	$-

Supplemental Schedule of Cash Flow Activities

Cash paid for income taxes	$100	$100	$600
Property contributed by shareholder	$-	$-	$1,500

See accompanying notes to financial statements.

Plan A Promotions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2010
(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. The results of operations for the period ended March 31, 2010, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company does not have significant assets, nor has it established operations, and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 RELATED PARTY TRANSACTIONS

Salaries to the President of the Company were accruing at a rate of $250 per month. As of January 1, 2007, the Company suspended all salaries until the Company's operations generate positive cash flow. The balance payable accrues interest at a simple interest rate of 10% annually. Salaries payable at March 31, 2010 was $10,278, including accrued interest. During the quarter ended March 31, 2010, the Company accrued interest associated with the Salaries payable of $186. The balance is unsecured and payable upon demand.

During the years ended September 30, 2007, 2008 and 2009 a shareholder loaned the Company a combined $23,525 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2011. As of March 31, 2010, the Company has accrued interest of $5,054 on these notes. During the quarter ended March 31, 2010, the Company accrued interest associated with these Notes of $580.

During the year ended September 30, 2007 a shareholder loaned the Company $5,000 on an unsecured debenture. During the year ended September 30, 2009 a shareholder loaned the Company $2,291 on an unsecured debenture. The Notes accrue interest at 10% per annum and mature on December 31, 2011. As of March 31, 2010, the Company has accrued interest of $1,679 on these notes. During the quarter ended March 31, 2010, the Company accrued interest associated with these Notes of $180.

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

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which was primarily codified into Topic 805 “Business Combinations” in the ASC, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”), which was primarily codified into Topic 810 “Consolidations” in the ASC. SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  SFAS No. 141R will impact the valuation of business acquisitions made in 2009 and forward.  The Company adopted SFAS No. 160 on October 1, 2009.  As a result, implementation of SFAS No. 160 had no impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operations

Our Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our Securities and Exchange Commission and the Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  Because a principal shareholder has been paying all of the operating expenses, management does not anticipate that we will have to raise additional funds during the next 12 months.

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol PAPM.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

We had no operations during the quarterly period ended March 31, 2010, nor do we have operations as of the date of this filing.  In the quarterly period ended March 31, 2010, we had sales of $0, compared to the quarterly period ended March 31, 2009, with sales of $0. General and administrative expenses were $3,454 for the March 31, 2010, period compared to $1,074 for the March 31, 2009, period. General and administrative expenses for the three months ended March 31, 2010, were comprised mainly of accounting fees. The increased general and administrative expenses for the 2010 quarterly period over the 2009 quarterly period was due to an increase in the accounting fees. Interest expenses were $946 for the three months ended March 31, 2010, and $807 for the three months ended March 31, 2009. We had a net loss of $4,400 for the March 31, 2010, period compared to a net loss of $1,881 for the March 31, 2009, period.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

We had no operations during the six-month period ended March 31, 2010, nor do we have operations as of the date of this filing.  In the six-month period ended March 31, 2010, we had sales of $0, compared to the six-month period ended March 31, 2009, with sales of $0. General and administrative expenses were $5,435 for the six-month period ended March 31, 2010, period compared to $6,152 for the six-month period ended March 31, 2009. General and administrative expenses for the six months ended March 31, 2010, were comprised mainly of accounting fees. The decreased general and administrative expenses for the 2010 period over the 2009 quarterly period was due to an decrease in the accounting fees. Interest expenses were $1,909 for the six-month period ended March 31, 2010, and $1,624 for the six-months ended March 31, 2009. We had a net loss of $7,344 for the six-month period ended March 31, 2010, compared to a net loss of $7,776 for the six-month period ended March 31, 2009.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at March 31, 2010. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  The aggregate amount of $37,549 is outstanding as of March 31, 2010, are unsecured notes that accrue interest at 10% per annum and matures on December 31, 2011.

Off-balance Sheet Arrangements

None; not applicable

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the President and Vice President, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our President and Vice President, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our President and Vice President concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None; not applicable.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None; not applicable.

Item 5. Other Information

None; not applicable.

Item 6. Exhibits

(a) Exhibits

All Sarbanes-Oxley Certifications follow the signature line at the end of this Quarterly Report.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAN A PROMOTIONS, INC.
(Issuer)

Date:	May 13, 2010	By:	/s/Alycia Anthony
Alycia Anthony Principal Executive Officer,, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 13, 2010	By:	/s/Sharlene Doolin
Sharlene Doolin, Principal Financial Officer, Vice President