Form 10-Q
period 2010-06-30
Plan A Promotions, Inc.
filed 2010-08-11
CIK 1341726

U. S. Securities and Exchange Commission

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 11, 2010
Common Capital Voting Stock, $0.01 par value per share	1,200,000

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

June 30, 2010
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Plan A Promotions, Inc.
(A Development Stage Company)
Condenses Balance Sheets
As of June 30, 2010 and September 30, 2009

	6/30/2010	9/30/2009

Assets

Current Assets
Cash	$-	$-
Prepaid Expenses	-	700
Total Current Assets	-	700
Property & Equipment (net)	-	-
Total Assets	$-	$700

Liabilities

Current Liabilities
Accounts Payable	$8,684	$5,384
Accrued Liabilities	686	786
Income Tax Payable	100	-
Related-Party Payable - Note 3	10,465	9,905
Total Current Liabilities	19,935	16,075

Long Term Liabilities

Loans from Shareholders - Note 3	33,316	30,816
Accrued Interest Payable - Shareholders - Note 3	7,556	5,197
Total Long Term Liabilities	40,872	36,013

Total Liabilities	$60,807	$52,088

Stockholders' Deficit

Preferred Stock; par value ($0.01);	-	-
Authorized 5,000,000 shares
none issued or outstanding

Common Stock; par value ($0.01);
Authorized 50,000,000 shares; issued
and outstanding 1,200,000	12,000	12,000

Paid-in Capital	24,237	24,237
Deficit Accumulated during the development stage	(97,044)	(87,625)
Total Stockholders' Deficit	(60,807)	(51,388)

Total Liabilities and Stockholders' Deficit	$-	$700

See accompanying notes to financial statements.

Plan A Promotions, Inc.
 (A Development Stage Company)
Condensed Statements of Operations
For the Three and Nine Months Ended June 30, 2010 and 2009, and
For the Period from Inception through June 30, 2010
(Unaudited)

	For the	For the	For the	For the	Since Inception
	Three Months	Three Months	Six Months	Six Months	[12/12/03]
	Ended	Ended	Ended	Ended	through
	6/30/2010	6/30/2009	6/30/2010	6/30/2009	6/30/2010

Revenues	$-	$-	$-	$-	$9,694
Revenues from Related Parties	-	-	-	-	2,346

Total Revenue	-	-	-	-	12,040

Cost of Sales	-	-	-	-	8,394
Cost of Sales to Related Parties	-	-	-	-	2,101

Total Cost of Sales	-	-	-	-	10,495

Gross Profit	-	-	-	-	1,545

General & Administrative Expenses	1,065	950	6,500	7,102	87,003

Net Loss from Operations	(1,065)	(950)	(6,500)	(7,102)	(85,458)

Other Income/(Expenses):
Interest Expense	(1,010)	(901)	(2,919)	(2,525)	(10,986)

Net Loss Before Income Taxes	(2,075)	(1,851)	(9,419)	(9,627)	(96,444)

Provision for Income Taxes	-	-	-	-	(600)

Net Loss	(2,075)	(1,851)	(9,419)	(9,627)	(97,044)

Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.08)

Weighted Average Shares Outstanding	1,200,000	1,200,000	1,200,000	1,200,000	1,195,502

See accompanying notes to financial statements.

Plan A Promotions, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended June 30, 2010 and 2009, and
For the Period from Inception through June 30, 2010
(Unaudited)

	For the	For the	Since Inception
	Six Months	Six Months	[12/12/03]
	Ended	Ended	through
	6/30/2010	6/30/2009	6/30/2010

Net Loss	(9,419)	(9,627)	(97,044)

Adjustments to reconcile net income/(loss) to net cash
From Operating Activities:
Depreciation	-	-	8,906
Changes in operating assets and liabilities:
Increase/(Decrease) in Current/Accrued Liabilities	3,300	(173)	17,546
Increase/(Decrease) in Prepaid Expenses	700	-	-
Accrued Interest	2,919	2,525	9,945

Net Cash From Operating Activities	(2,500)	(7,275)	(60,647)

Cash From Investing Activities

Purchase of equipment	-	-	(7,406)

Net Cash From Investing Activities	-	-	(7,406)

Cash From Financing Activities

Issued Stock for Cash	-	-	34,737
Loan from Shareholders	2,500	3,525	33,316

Net Cash From Financing Activities	2,500	-	68,053

Net Increase/(Decrease) in cash	-	(3,750)	-

Beginning Cash Balance	-	3,750	-

Ending Cash Balance	$-	$-	$-

Supplemental Schedule of Cash Flow Activities

Cash paid for income taxes	$100	$100	$600
Property contributed by shareholder	$-	$-	$1,500

See accompanying notes to financial statements.

Plan A Promotions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2010
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. The results of operations for the period ended June 30, 2010, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

Salaries to the President of the Company were accruing at a rate of $250 per month. As of January 1, 2007, the Company suspended all salaries until the Company's operations generate positive cash flow. The balance payable accrues interest at a simple interest rate of 10% annually. Salaries payable at June 30, 2010 was $10,465, including accrued interest. During the quarter ended June 30, 2010, the Company accrued interest associated with the Salaries payable of $187. The balance is unsecured and payable upon demand.

During the years ended September 30, 2007, 2008 and 2009 and in the quarter ended June 30, 2010 a shareholder loaned the Company a combined $26,025 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2011. As of June 30, 2010, the Company has accrued interest of $5,695 on these notes. During the quarter ended June 30, 2010, the Company accrued interest associated with these Notes of $641.

During the year ended September 30, 2007 a shareholder loaned the Company $5,000 on an unsecured debenture. During the year ended September 30, 2009 a shareholder loaned the Company $2,291 on an unsecured debenture. The Notes accrue interest at 10% per annum and mature on December 31, 2011. As of June 30, 2010, the Company has accrued interest of $1,861 on these notes. During the quarter ended June 30, 2010, the Company accrued interest associated with these Notes of $182.

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

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial  Accounting  Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which was primarily  codified  into Topic 820 "Fair Value" in the ASC.  SFAS 157defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally,  companies  are required to provide  enhanced disclosure  regarding financial  instruments in one of the categories, including  a  reconciliation  of the  beginning  and  ending  balances separately  for each  major  category  of assets and  liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result,  SFAS 157 was effective for financial  statements  issued for fiscal years  beginning  after November 15, 2007, or the Company's fiscal  year  beginning  October 1,  2008,  for  financial  assets and liabilities carried at fair value on a recurring basis, and on October 1, 2009, for non-recurring  non-financial  assets and liabilities that are  recognized or disclosed at fair value.  The Company adopted SFAS No.  157 on October 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements. The Company adopted SFAS 157 on October 1, 2009 for non-recurring non-financial assets and liabilities that are recognized of disclosed at fair value with no impact on its financial statements.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

We had no operations during the quarterly period ended June 30, 2010, nor do we have operations as of the date of this filing.  In the quarterly period ended June 30, 2010, we had sales of $0, compared to the quarterly period ended June 30, 2009, with sales of $0. General and administrative expenses were $1,065 for the June 30, 2010, period compared to $950 for the June 30, 2009, period. General and administrative expenses for the three months ended June 30, 2010, were comprised mainly of accounting fees. The increased general and administrative expenses for the 2010 quarterly period over the 2009 quarterly period was due to an increase in the accounting fees. Interest expenses were $1,010 for the three months ended June 30, 2010, and $901 for the three months ended June 30, 2009. We had a net loss of $2,075 for the June 30, 2010, period compared to a net loss of $1,851 for the June 30, 2009, period.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

We had no operations during the nine-month period ended June 30, 2010, nor do we have operations as of the date of this filing.  In the nine-month period ended June 30, 2010, we had sales of $0, compared to the nine-month period ended June 30, 2009, with sales of $0. General and administrative expenses were $6,500 for the nine-month period ended June 30, 2010, period compared to $7,102 for the nine-month period ended June 30, 2009. General and administrative expenses for the nine months ended June 30, 2010, were comprised mainly of accounting fees. The decreased general and administrative expenses for the 2010 period over the 2009 quarterly period was due to an decrease in the accounting fees. Interest expenses were $2,919 for the nine-month period ended June 30, 2010, and $2,525 for the nine-months ended June 30, 2009. We had a net loss of $9,419 for the nine-month period ended June 30, 2010, compared to a net loss of $9,627 for the nine-month period ended June 30, 2009.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at June 30, 2010. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  The aggregate amount of $40,872 is outstanding as of June 30, 2010, are unsecured notes that accrue interest at 10% per annum and matures on December 31, 2011.

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

PLAN A PROMOTIONS, INC.
(Issuer)

Date:	August 11, 2010	By:	/s/Alycia Anthony
Alycia Anthony Principal Executive Officer,, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 11, 2010	By:	/s/Sharlene Doolin
Sharlene Doolin, Principal Financial Officer, Vice President