Form 10-K
period 2010-09-30
Plan A Promotions, Inc.
filed 2010-12-07
CIK 1341726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2010

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No. 000-51638

Plan A Promotions, Inc.
(Exact Name of registrant as specified  in its Charter)

Utah	16-1689008
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9 Birchtree Lane
Sandy, UT 84092
 (Address of Principal Executive Offices)

3010 Lostwood Drive
Sandy, UT 84092
(Former address, if changed since last report)

(801) 231-1121
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.01

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if  the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] No [  ]   (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The market value of the voting stock held by non-affiliates was $66,150, based on 220,500 shares held by non-affiliates. These computations are based upon the bid price of $0.30 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) on March 31, 2010. As of September 30, 2010, the Registrant had 1,200,000 shares of common stock outstanding.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

December 7, 2010:  Common – 1,200,000 shares.

Documents incorporated by reference: See Part IV, Item 15.

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Plan A Promotions,” “Plan A Promotions,” the “Company,” “we,” “us,” and “our” refer to “Plan A Promotions,” the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which Plan A Promotions may participate, competition within Plan A Promotions’ chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.  BUSINESS

Business Development

Historical Business Developments of Plan A Promotions

Plan A Promotions, Inc. (the "Company" or "Plan A Promotions") was incorporated under the laws of the State of Utah on December 12, 2003, as "Lostwood Professional Services, Inc." On July 21, 2004, the Company changed its name to "Plan A Promotions, Inc.,"

The Company's operations during the year ended September 30, 2010, generated no revenue. The Company's general and administrative expenses for the year ended September 30, 2010, were $7,450, resulting in an operating loss of $7,450, and a net loss of $11,562 after accounting for interest expense of $4,012 and income taxes of $100.

The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended September 30, 2010, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations.

Description of Business

Plan A Promotions has been involved in the value-added reseller market, specializing in promotional merchandise and apparel, employee recognition and incentive programs, business gifts and marketing expertise. The Company provided its customers-which included corporations, non-profit organizations, schools, and education associations with over 500,000 promotional and marketing products.

Plan A provided customers access to a variety of promotional products through its relationships with wholesale distributors. The Company's distributors offered a wide array of products, manufactured throughout the world. A promotional product is any item imprinted with a logo or slogan and given out to promote a company, organization, product, service, special achievement, or event. T-shirts, mugs, pens, and key tags are popular examples. Plan A believed promotional products are more effective than other marketing channels, in that they often have a practical use and value for the recipient, thus increasing their effectiveness as advertising and branding tools. Plan A's clients leveraged these products to strengthen their brand, image, customer and employee relations, incentive programs and advertising campaigns.

The Company also provided customers with art design and consultation services through its relationships with several art and graphic design houses, in which the Company outsourced its design work. These firms operated as independent consultants for Plan A Promotions and charged the Company directly for their services. The Company marked up the design charges, and incorporated them into the client's overall merchandising package.

The Company is no longer actively involved in the promotional merchandise industry. We are currently seeking potential assets, property or businesses to acquire, in a business combination, by reorganization, merger or acquisition.  We have had no material business operations since approximately December, 2006.  Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence operations through funding and/or the acquisition or business combination with a “going concern” engaged in any industry selected.  We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and we will be unable to do so until we determine any particular industry in which we may conduct business operations.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition.  In our present form, we are deemed to be a “shell company” seeking to acquire or merge with a business or company.  We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities may include all lawful businesses.  We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted to businesses or entities that desire to become a publicly-held company while avoiding what many may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of “going public.”  The most prevalent of these factors include the substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell securities on behalf of the particular entity, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the stockholders of any such entity, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement them.

Amendments to SEC Form 8-K regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the recent amendments to Rule 144  (“Rule 144”) of the Securities Act of 1933, as amended (the “Securities Act”) adopted by the SEC that were effective on February 15, 2008, that limit the resale of most securities of shell companies until 12 months after the filing of such information (the “Form 10 Information”), may eliminate many of the perceived advantages of going public transactions with shell companies.  These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s stockholders become the controlling stockholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company.  Regulations governing shell companies also deny the use of SEC Form S-8 for the registration of securities and limit the use of SEC Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expenses that are normally avoided by reverse reorganizations or mergers.

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any business combination, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desires to utilize us as a means of going public.  See the heading “Rule 144” in Part II, Item 5, for a discussion of the general requirements of Rule 144 and the limitations of Rule 144 with respect to shell companies.

Any of these types of business combination transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% or more of our outstanding voting securities; accordingly, investments in the private enterprise, if available, would be much more favorable than any investment in us.

Management intends to consider a number of factors prior to making any decision to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success.  These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business or company’s technology or intellectual property; the present financial condition, projected growth potential and available technical, financial and managerial resources; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business or company’s management services and the depth of management; the business or the company’s potential for further research, development or exploration; risk factors specifically related to the business’s or company’s operations; the potential for growth, expansion and profit; the perceived public recognition or acceptance of products, or services offered and trademarks and name identification; and numerous other factors that are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors.  Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives.  Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such business will be unproven and cannot be predicted with any certainty.

Our management will attempt to meet personally with management and key personnel of any entity providing a potential business opportunity for us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of material personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management and limited capital, these activities may be limited.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor or if at all.  We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals.  In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of our management in the future for services that they may perform for us.  Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a business combination, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders.  There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation.  Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or could not be publicly sold until 12 months after we file the Form 10 information about the business combination with the SEC as now required by SEC Form 8-K.  These provisions could further inhibit our ability to complete any business combination where finders or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash rather than our shares or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them.  These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our stockholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of business combinations, ranging from a small amount to as much as $400,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of their shares of common stock or as consideration to them to provide an indemnification for all of our prior liabilities.  Members of management may also actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed business combination. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any business combination with us and, accordingly, may also present a conflict of interest for such individuals.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144 that prohibit, among other requirements, the public resale of these shares until 12 months after the filing of the Form 10 information with the SEC.  We have no present arrangements or understandings respecting any of these types of fees or opportunities.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves.  Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger.  There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets, and no cash reserves, will no doubt be at a competitive disadvantage in competing with shell companies that have significant cash resources and have recent operating histories when compared with our lack of any substantive operations for many years.

Effect of Existing or Probable Governmental Regulations on our Business

We are subject to the following regulations of the SEC and applicable securities laws, rules and regulations:

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K applicable to larger companies.

Sarbanes/Oxley Act

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management's assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders at special or annual meetings thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file Annual Reports on SEC Form 10-K and Quarterly Reports on SEC Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on SEC Form 8-K.

Number of Total Employees and Number of Full Time Employees

We have no employees.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors.

ITEM 2.  PROPERTIES

Our Company has no assets, property or business; its principal executive office address and telephone number are the office address and telephone number of Alycia Anthony, who is our President and director, and are provided at no cost to the Company. See Part I, Item 1. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Utah. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Ms. Anthony of providing use of office and telephone have been minimal.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the year ended September 30, 2010.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company shares are traded on the OTC Bulletin Board, the symbol is PAPM.  The Company shares have been quoted on the OTC Bulletin Board since December 20, 2006.

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2010 and 2009. These bid prices were obtained from Pink Sheets, LLC, formerly known as the “National Quotation Bureau, LLC.” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High Bid	Low Bid
October 1, 2008 through December 31, 2008	$0.30	$0.30
January 1, 2009 through March 31, 2009	$0.30	$0.30
April 1, 2009 through June 30, 2009	$0.30	$0.30
July 1, 2009 through September 30, 2009	$0.30	$0.30

October 1, 2009 through December 31, 2009	$0.30	$0.30
January 1, 2010 through March 31, 2010	$0.30	$0.25
April 1, 2010 through June 30, 2010	$0.30	$0.30
July 1, 2010 through September 30, 2010	$0.30	$0.30

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers
During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:
•
Current public information,
•
Volume limitations,
•
Manner of sale requirements for equity securities, and
•
Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers
During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:
•
Current public information,
•
Volume limitations,
•
Manner of sale requirements for equity securities, and
•
Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Shell Companies

The following is an excerpt from Rule 144(i) regarding resales of securities of shell companies:

“(i)
Unavailability to securities of issuers with no or nominal operations and no or nominal non-cash assets.

(1)
This section is not available for the resale of securities initially issued by an issuer defined below:

(i)
An issuer, other than a business combination related shell company, as defined in §230.405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation AB (§229.1101(b) of this chapter), that has:

(A)
No or nominal operations; and

(B)
Either:

(1)
No or nominal assets;

(2)
Assets consisting solely of cash and cash equivalents; or

(3)
Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii)
An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2)
Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for suchshorter period that the issuer was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the SEC reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after 12 months have elapsed from the date that the issuer filed “Form 10 information” with the SEC.

(3)
The term “Form 10 information” means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule.  The issuer may provide the “Form 10 information” in any filing of the issuer with the SEC.  The “Form 10 information” is deemed filed when the initial filing is made with the SEC.”

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph.

Section 4(1) of the Securities Act

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock that were issued while or after we became a shell company cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, including the availability of “current public information” about us as required by subparagraph (c) (1) or (c)(2) of Rule 144, regardless of the Rule’s availability; and such resales may be limited to our non-affiliates.  It has been the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc. , CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”  The current position of the SEC that is contained in Securities Act Release No. 33-8899, effective February 15, 2008, and that codified the position of the SEC set forth in the Worm-Wulff Letter and revised Rule 144 as outlined above, is that Rule 144 now defines what resales can be made under Section 4(1) of the Securities Act, and with limited exceptions, which are set forth in footnote 172 of that Release, shares of shell companies must be sold in compliance with Rule 144(i) that is quoted above.

Holders

The number of record holders of the Company’s common stock, as of the date of this Annual Report, is approximately 94.

Dividends

The Company has not declared any dividends with respect to its common stock and does not intend to declare any dividends in the foreseeable future.  The future dividend policy of the Company cannot be ascertained with any certainty.  There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay cash dividends on its common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

None; not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have sold no unregistered securities during the period covered by this Annual Report.

Use of Proceeds of Registered Securities

We have no proceeds from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the last three fiscal years, there were no purchases of any equity securities of ours by us or any person on our behalf; nor were there any purchases of our equity securities by any affiliate of ours during the last three fiscal years.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect the Plan A Promotions’ future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties”, and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our SEC reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from shareholders, although no shareholders are under any obligation to provide any such loans in the future.  Currently, any such loans that may be provided to us from time to time by shareholders are made pursuant to a demand promissory note that have been issued by us to shareholders, which loans are unsecured, payable on demand and bear interest at a rate of 10% per annum.

Liquidity and Capital Resources

We have no current cash resources.

Results of Operations

Overview

Other than maintaining its good corporate standing in the State of Utah and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

The year ended September 30, 2010 resulted in a net loss of ($11,562).  The year ended September 30, 2009, resulted in a net loss of ($11,289).

The basic loss per share for the year ended September 30, 2010, was ($0.01) and a loss per share of ($0.01) for the year ended September 30, 2009. Details of changes in revenues and expenses can be found below.

At September 30, 2010, the Company had no assets. See the Financial Statements and Supplementary Data, Item 8 of this Annual Report.

During the year ended September 30, 2010, expenses were paid by two shareholders, in the aggregate amount of $5,262, and the year ended September 30, 2009 expenses were also paid by these two shareholders in the aggregate amount of $5,816. The aggregate amount of $44,541 outstanding as of September 30, 2010, paid by the two shareholders currently is unsecured, bears interest at the rate of 10% per annum, and matures December 31, 2011.

While two shareholders currently pay our limited operating and other expenses, on our behalf, these shareholders are not obligated to pay any of those expenses and we can provide no assurance that these shareholders will continue to pay any of those expenses in the future.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements of any kind for the year ended September 30, 2010.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Plan A Promotions, Inc.
[A Development Stage Company]

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	14
Balance Sheets - September 30, 2010 and 2009	15
Statements of Operations for the Years Ended September 30, 2010 and 2009 and for the period from inception [December 12, 2003] through September 30, 2010.	16
Statement of Stockholders’ Deficit for the period from inception [December 12, 2003] through September 30, 2010.	17
Statements of Cash Flows for the Years Ended September 30, 2010 and 2009 and for the period from inception [December 12, 2003] through September 30, 2010.	18
Notes to the Financial Statements	19 - 23

Plan A Promotions, Inc.
[A Development Stage Company]
Financial Statements and Report of
Independent Registered Public Accounting Firm
September 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Plan A Promotions, Inc.

We have audited the accompanying balance sheets of Plan A Promotions, Inc. [a development stage company] as of September 30, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2010 and 2009 and for the period from inception [December 12, 2003] through September 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plan A Promotions, Inc. (a development stage company) as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years ended September 30, 2010 and 2009 and for the period from inception [December 12, 2003] through September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has accumulated losses, minimal assets, and a net working deficiency.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MANTYLA MCREYNOLDS LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
December 7, 2010

Plan A Promotions, Inc.
[A Development Stage Company]
BALANCE SHEETS
September 30, 2010 and 2009

	9/30/2010	9/30/2009

Assets
Current Assets
Cash	$-	$-
Prepaid Expenses	-	700
Total Current Assets	-	700
Property & Equipment (net)	-	-
Total Assets	$-	$700
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$6,972	$5,384
Accrued Liabilities	786	786
Related-Party Payable - Note 3	10,651	9,905
Total Current Liabilities	18,409	16,075
Long Term Liabilities
Loans from Shareholders	36,078	30,816
Accrued Interest Payable - Shareholders	8,463	5,197
Total Long Term Liabilities	44,541	36,013
Total Liabilities	$62,950	$52,088
Stockholders' Deficit
Preferred Stock; par value ($0.01);	-	-
Authorized 5,000,000 shares
none issued or outstanding
Common Stock; par value ($0.01);
Authorized 50,000,000 shares; issued
and outstanding 1,200,000	12,000	12,000
Paid-in Capital	24,237	24,237
Deficit Accumulated during the development stage	(99,188)	(87,625)
Total Stockholders' Deficit	(62,950)	(51,388)
Total Liabilities and Stockholders' Deficit	$-	$700

See accompanying notes to financial statements

Plan A Promotions, Inc.
[A Development Stage Company]
STATEMENTS OF OPERATIONS
For the years ended September 30, 2010 and 2009 and for the
period from Inception [December 12, 2003] through September 30, 2010

	For the	For the	Since Inception
	Year	Year	[12/12/03]
	Ended	Ended	through
	9/30/2010	9/30/2009	9/30/2010

Revenues	$-	$-	$9,694
Revenues from Related Parties	-	-	2,346
Total Revenue	-	-	12,040
Cost of Sales	-	-	8,394
Cost of Sales to Related Parties	-	-	2,101
Total Cost of Sales	-	-	10,495
Gross Profit	-	-	1,545
General & Administrative Expenses	7,450	7,744	87,953
Net Loss from Operations	(7,450)	(7,744)	(86,408)
Other Income/(Expenses):
Interest Expense	(4,012)	(3,445)	(12,079)
Net Loss Before Income Taxes	(11,462)	(11,189)	(98,487)
Provision for Income Taxes	(100)	(100)	(700)
Net Loss	(11,562)	(11,289)	(99,187)
Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.08)
Weighted Average Shares Outstanding	1,200,000	1,200,000	1,195,668

See accompanying notes to financial statements

Plan A Promotions, Inc.
[A Development Stage Company]
STATEMENTS OF STOCKHOLDERS’ EQUITY/DEFICIT
For the period from Inception [December 12, 2003]
through September 30, 2010

			Additional		Net
	Common	Common	Paid-in	Accumulated	Stockholders
	Shares	Stock	Capital	Deficit	Equity

Balance, December 12, 2003 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash	1,200,000	12,000	22,737	-	34,737
Property contributed by shareholder	-	-	1,500	-	1,500
Net loss from inception on December 12, 2003 through September 30, 2004	-	-	-	(3,400)	(3,400)
Balance, September 30, 2004	1,200,000	12,000	24,237	(3,400)	32,837
Net loss for the year ended September 30, 2005	-	-	-	(11,324)	(11,324)
Balance, September 30, 2005	1,200,000	12,000	24,237	(14,724)	21,513
Net loss for the year ended September 30, 2006	-	-	-	(21,682)	(21,682)
Balance, September 30, 2006	1,200,000	12,000	24,237	(36,406)	(169)
Net loss for the year ended September 30, 2007	-	-	-	(18,256)	(18,256)
Balance, September 30, 2007	1,200,000	12,000	24,237	(54,662)	(18,425)
Net loss for the year ended September 30, 2008	-	-	-	(21,674)	(21,674)
Balance, September 30, 2008	1,200,000	12,000	24,237	(76,336)	(40,099)
Net loss for the year ended September 30, 2009	-	-	-	(11,289)	(11,289)
Balance, September 30, 2009	1,200,000	12,000	24,237	(87,625)	(51,388)
Net loss for the year ended September 30, 2010	-	-	-	(11,562)	(11,562)
Balance, September 30, 2010	1,200,000	12,000	24,237	(99,187)	(62,950)

See accompanying notes to financial statements

Plan A Promotions, Inc.
[A Development Stage Company]
STATEMENTS OF CASH FLOWS
For the years ended September 30, 2010 and 2009 and for the
period from Inception [December 12, 2003] through September 30, 2010

	For the	For the	Since Inception
	Year	Year	[12/12/03]
	Ended	Ended	through
	9/30/2010	9/30/2009	9/30/2010

Net Loss	(11,562)	(11,289)	(99,187)
Adjustments to reconcile net income/(loss) to net cash
From Operating Activities:
Depreciation	-	-	8,906
Changes in operating assets and liabilities:
(Increase)/Decrease in Prepaid Expenses	700	(700)	-
Increase/(Decrease) in Accounts Payable/Accrued Liabilities	1,588	(1,123)	7,758
Increase/(Decrease) in Accrued Interest/Related Party Payable	4,012	3,546	19,114
Net Cash From Operating Activities	(5,262)	(9,566)	(63,409)
Cash From Investing Activities
Purchase of equipment	-	-	(7,406)
Net Cash From Investing Activities	-	-	(7,406)
Cash From Financing Activities
Issued Stock for Cash	-	-	34,737
Loan from Shareholders	5,262	5,816	36,078
Net Cash From Financing Activities	5,262	5,816	70,815
Net Increase/(Decrease) in cash	-	(3,750)	-
Beginning Cash Balance	-	3,750	-
Ending Cash Balance	$-	$-	$-
Supplemental Schedule of Cash Flow Activities
Cash paid for income taxes	$100	$100	$700
Property contributed by shareholder	$-	$-	$1,500

See accompanying notes to financial statements

Plan A Promotions, Inc.
[A Development Stage Company]
Notes to the Financial Statements
September 30, 2010

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

Plan A Promotions, Inc. (Company) was founded December 12, 2003 as Lostwood Professional Services, Inc. and was organized to engage in the business of producing and selling promotional merchandise. The Company was incorporated under the laws of the State of Utah. The Company is no longer actively involved in the promotional merchandise industry. We are currently seeking potential assets, property or businesses to acquire, in a business combination, by reorganization, merger or acquisition.

(b) Income Taxes

The Company applies the provisions of FASB Accounting Standard Codification (ASC) 740 Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance is provided if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(c) Net Loss Per Common Share

Loss per common share is based on the weighted-average number of common shares outstanding. Diluted loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  There are no common stock equivalents outstanding, thus, basic and diluted loss per share calculations are the same.

(d) Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had no cash as of September 30, 2010 and 2009.

(e) Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

 (f) Impact of New Accounting Standards

In September 2006, the Financial  Accounting  Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which was primarily  codified  into Topic 820 "Fair Value" in the ASC.  SFAS 157defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally,  companies  are required to provide  enhanced disclosure  regarding financial  instruments in one of the categories, including  a  reconciliation  of the  beginning  and  ending  balances separately  for each  major  category  of assets and  liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result,  SFAS 157 was effective for financial  statements  issued for fiscal years  beginning  after November 15, 2007, or the Company's fiscal  year  beginning  October 1,  2008,  for  financial  assets and liabilities carried at fair

Plan A Promotions, Inc.
[A Development Stage Company]
Notes to the Financial Statements
September 30, 2010

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[continued]

value on a recurring basis, and on October 1, 2009, for non-recurring  non-financial  assets and liabilities that are  recognized or disclosed at fair value.  The Company adopted SFAS No.  157 on October 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements. The Company adopted SFAS 157 on October 1, 2009 for non-recurring non-financial assets and liabilities that are recognized of disclosed at fair value with no impact on its financial statements.

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

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its financial statements. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future financial statements.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has accumulated losses from inception through September 30, 2010 of ($99,187), has minimal assets, and has negative working capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management plans to seek a merger with an existing, well-capitalized operating company. If management is unsuccessful in these efforts, discontinuance of operations is possible.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan A Promotions, Inc.
[A Development Stage Company]
Notes to the Financial Statements
September 30, 2010

NOTE 3 INCOME TAXES

The provision for income taxes consists of the following as of September 30, 2010 and 2009:

	9/30/2010	9/30/2009
FEDERAL
Current	$0	$0
Deferred	0	0
STATE
Current	100	100
Deferred	0	0
TOTAL PROVISION	$100	$100

Deferred income tax assets and liabilities at September 30, 2010 and 2009 consist of the following temporary differences:

	09/30/2010		09/30/2009
DEFERRED TAX ASSETS
Current		$0		$0
Noncurrent	$		$
Net operating losses		$16,068		$14,530
Related party interest		$2,032		$1,230
Differences in book/tax depreciation		$33		$33
Total noncurrent		$18,133		$15,793
Valuation Allowance		$(18,133)		$(15,793)
NET DEFERRED TAX ASSET		$0		$0
DEFERRED TAX LIABILITIES		$0		$0
NET DEFERRED TAXES		$0		$0

The Company’s valuation allowance has increased $19,220 during the year ended September 30, 2010. The income/franchise tax payable at September 30, 2010 of $100 is the minimum tax due to the State of Utah for the year ended September 30, 2010.

The following is a summary of federal net operating loss carryforwards and their expiration dates:

Amount	Expiration
$3,203	9/30/2024
7,695	9/30/2025
18,447	9/30/2026
16,876	9/30/2027
17,986	9/30/2028
8,596	9/30/2029
7,713	9/30/2030
$80,516

Plan A Promotions, Inc.
[A Development Stage Company]
Notes to the Financial Statements
September 30, 2010

NOTE 3 INCOME TAXES (continued)

A reconciliation between income taxes at statutory tax rates (20%) and the actual income tax provision for continuing operations as of September 30, 2010 and 2009 is as follows:

	9/30/2010	9/30/2009
Expected provision (based on statutory rate)	$(2,292)	$(5,801)
Effect of:
Increase/(decrease) in valuation allowance	2,340	2,632
State minimum tax, net of federal benefit	85	85
Temporary differences due to accrued officer salaries	(802)	(689)
Temporary differences due to depreciation	32	150
Graduated rates	737	180

Total actual provision	$100	$100

Uncertain Tax Positions

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

A reconciliation of our unrecognized tax benefits for 2010 is presented in the table below:

Balance as of October 1, 2009	$-
Additions based on tax positions related to the current year	-
Additions based on tax positions related to prior year	-
Reductions for tax positions of prior years	-
Reductions due to expiration of statute of limitations	-
Settlements with taxing authorities	-
Balance as of September 30, 2010	$-

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within general and administrative expenses for penalties and interest expense for interest. For the years ended September 30, 2010 and 2009, we did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of September 30, 2010 and 2009 relating to unrecognized benefits.

The tax years ended September 30, 2008, through 2010 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

Plan A Promotions, Inc.
[A Development Stage Company]
Notes to the Financial Statements
September 30, 2010

NOTE 4  COMMON STOCK/PAID IN CAPITAL

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

NOTE 5 RELATED PARY TRANSACTIONS

Salaries to the President of the Company were accruing at a rate of $250 per month. As of January 1, 2008, the Company suspended all salaries until the Company's operations generate positive cash flow. The balance payable accrues interest at a simple interest rate of 10% annually. Salaries payable at September 30, 2009 was $9,905, including accrued interest. During the twelve months ended September 30, 2010, the Company accrued interest associated with the Salaries payable of $746. During the twelve months ended September 30, 2009, the Company accrued interest associated with the Salaries payable of $746. The balance is unsecured and payable upon demand. As of September 30, 2010, $10,651 was owed in accrued salaries and interest.

During the year ended September 30, 2007 a shareholder loaned the Company $10,000 on an unsecured debenture. On August 18, 2008 the shareholder loaned the Company an additional $10,000 on an unsecured debenture. During the year ended September 30, 2009 a shareholder loaned the Company $3,525 on an unsecured debenture. During the year ended September 30, 2010 a shareholder loaned the Company $2,600 on an unsecured debenture. The Notes accrue interest at 10% per annum and matures on December 31, 2011. For the year ended September 30, 2010, the Company has accrued interest of $2,470 on this note.

During the year ended September 30, 2007 a shareholder loaned the Company $5,000 on an unsecured debenture. During the year ended September 30, 2009 a shareholder loaned the Company $2,291 on an unsecured debenture. During the year ended September 30, 2010 a shareholder loaned the Company $2,663 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2011. For the year ended September 30, 2010, the Company has accrued interest of $796 on this note.

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

The Company depends significantly on funding from two shareholders to meet it obligations and maintain filing status.  If funds from these shareholders were no longer available, the Company may experience significant adverse effects including the need to cease operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Alycia D. Anthony, President and a director, is 36 years of age. Ms. Anthony graduated from the University of Utah, in Salt Lake City. She graduated with a bachelor of science, and masters in Economics. Ms. Anthony has been working in the public finance arena since 1996. She has worked for the consulting firm of KPMG, Peat Marwick, Consulting, Inc. She also worked with the Salt Lake Organizing Committee. For over the past four years Ms. Anthony has worked within the advertising, marketing and construction management industries.

Nicholl Heieren, Vice President and a director, is 33 years of age. Ms. Heieren graduated from the University of Utah, in Salt Lake City, Utah. She graduated with a bachelor of fine arts. Ms. Heieren has worked within the film, fashion, and entertainment industry for the past nine years.

Sharlene Doolin, Secretary and a director, is 61 years of age. Ms. Doolin has been involved in the promotional merchandising industry for over the past fifteen years. Her experience within the promotional merchandise industry primarily involves working with non-profit associations and school organizations.

Alycia Anthony, Nicholl Heieren, and Sharlene Doolin have not been involved in any other public company as an officer or a director for over the past years.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Term of Office

The term of office for our directors is one year, or until a successor is elected and qualified at the Company’s annual meeting of shareholders, subject to ratification by the shareholders.  The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board.

Family Relationships

Alycia Anthony, the Company's President and director, is daughter to Sharlene Doolin, the Company's Secretary and director. Nicholl Heieren, the Company's Vice President and director, is a daughter-in-law to Sharlene Doolin and a sister-in-law to Alycia Anthony.

Compliance With Section 16(a) of the Exchange Act

Our common shares are registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of the copies of such forms furnished to us during the fiscal year ended September 30, 2010, the following were filed, but not timely:

Name	Type	Filed
Alycia Anthony	Form 3	September 30, 2008
Nicholl Heieren	Form 3	September 30, 2008
Sharlene Doolin	Form 3	September 30, 2008
Michael J. Doolin	Form 3	September 30, 2008

Code of Ethics

We have adopted a code of ethics for our principal executive and financial officers.

Involvement in Certain Legal Proceedings

During the past five years, no director, officer, promoter or control person:

•
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

•	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities;

•
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

ITEM 11. EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

						Non-
						Equity	Non-
						Incentive	qualified	All
Name						Plan	Deferred	Other	Total
and				Stock	Option	Compen-	Compen-	Compen-	Earn-
Principal		Salary	Bonus	Awards	Awards	sation	sation	sation	ings
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(J)
Alycia Anthony	09/30/10	0	0	0	0	0	0	0	0
Director,	09/30/09	0	0	0	0	0	0	0	0
President	09/30/08	0	0	0	0	0	0	0	0
Nicholl Heieren	09/30/10	0	0	0	0	0	0	0	0
Director,	09/30/09	0	0	0	0	0	0	0	0
Vice	09/30/08	0	0	0	0	0	0	0	0
President
Sharlene Doolin	09/30/10	0	0	0	0	0	0	0	0
Director,	09/30/09	0	0	0	0	0	0	0	0
Secretary	09/30/08	0	0	0	0	0	0	0	0

No deferred compensation or long-term incentive plan awards were issued or granted to the Company’s management during the year ended September 30, 2010. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors

Executive compensation was paid to the Company’s officers and directors related to services performed for the Company’s operations and managing the Company’s strategic development. On January 1, 2008, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Should operations produce positive cash flow, compensation will resume with Alycia Anthony receiving $250 per month.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of September 30, 2010.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 1,200,000 shares of common stock outstanding at that date.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Alycia Anthony 9 Birchtree Lane Sandy, UT 84092	60,000	5.0%
Common Stock	Leonard W. Burningham 1227 East Gilmer Drive Salt Lake City, Utah 84105	80,000	6.7%
Common Stock	Luke Bradley 2238 Catania Drive Draper, UT 84020	100,000	8.3%
Common Stock	James P. Doolin* 1030 Military Drive Salt Lake City, UT 84105	60,000	5.0%
Common Stock	Michael J. Doolin* 5 Pepperwood Drive Sandy, Utah 84092	298,000	24.9%
Common Stock	Duane S. Jenson 4685 So. Highland Dr #201 Salt Lake City, UT 84117	100,000	8.3%
Common Stock	Cory Powers 864 Northcrest Ave. Salt Lake City, UT 84103	100,000	8.3%
Common Stock	Quad D LTD Partnership* 5 Pepperwood Drive Sandy, Utah 84092	100,000	8.3%
Common Stock	SCS, Inc. 455 East Fifth South #201 Salt Lake City, UT 84111	75,000	6.3%
TOTAL		973,000	81.1%

* Michael and Sharlene Doolin are husband and wife. James P. Doolin is the son of Michael and Sharlene Doolin. Sharlene Doolin is deemed a beneficial owner, as she is the general partner of Quad D LTD Partnership

Security Ownership of Management

The following table sets forth the holdings of common stock of the Company’s directors and executive officers as of the date hereof. The percentage of beneficial ownership is based upon 1,200,000 shares of common stock outstanding at that date.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Alycia Anthony* 9 Birchtree Lane Sandy, UT 84092	60,000	5.0%
Common Stock	Nicholl Heieren* 1030 Military Dr. Salt Lake City, UT 84105	6,000	0.5%
Common Stock	Sharlene Doolin* 5 Pepperwood Drive Sandy, Utah 84092	100,000	8.3%
TOTAL OFFICERS AND DIRECTORS		166,000	13.8%

* Nicholl Heieren is Alycia Anthony's sister-in-law. James Doolin, a shareholder of the Company, is married to Nicholl Heieren. Sharlene Doolin is the mother of Alycia Anthony, and mother-in-law to Nicholl Heieren. Sharlene Doolin is an indirect owner of 100,000 shares of the Company's common stock, because she is the general partner of Quad D LTD Partnership.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following information is provided as of September 30, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	-	-	-

Equity compensation plans not approved by shareholders	-	-	-

Total	-	-	-

Changes in Control

There are no present contractual arrangements or pledges of our securities that may result in a change in control of our Company.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None. We have no undisclosed related transactions.

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our Company’s last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the smaller reporting company's total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

During the year ended September 30, 2007 a shareholder loaned the Company $10,000 on an unsecured debenture. On August 18, 2008 the shareholder loaned the Company an additional $10,000 on an unsecured debenture. During the year ended September 30, 2009 a shareholder loaned the Company $3,525 on an unsecured debenture. During the year ended September 30, 2010 a shareholder loaned the Company $2,600 on an unsecured debenture. The Notes accrue interest at 10% per annum and matures on December 31, 2011. For the year ended September 30, 2010, the Company has accrued interest of $2,470 on this note.

During the year ended September 30, 2007 a shareholder loaned the Company $5,000 on an unsecured debenture. During the year ended September 30, 2009 a shareholder loaned the Company $2,291 on an unsecured debenture.

During the year ended September 30, 2010 a shareholder loaned the Company $2,663 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2011. For the year ended September 30, 2010, the Company has accrued interest of $796 on this note.

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

Promoters and Certain Control Persons

Except as stated in the heading “Transactions with Related Persons,” above, there are no other reportable transactions with promoters or founders.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended September 30, 2010 and 2008:

Fee category	2010	2009

Audit fees	$6,513	$6,861
Audit-related fees	0	0
Tax fees	300	395
All other fees	0	0

Total fees	$6,813	$7,256

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plan A Promotions, Inc.

Date:	December 7, 2010	By:	/s/ Alycia Anthony
Alycia Anthony
President and Director, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Plan A Promotions, Inc.

Date:	December 7, 2010	By:	/s/ Alycia Anthony
Alycia Anthony
President and Director, Principal Executive Officer

Date:	December 7, 2010	By:	/s/ Sharlene Doolin
Sharlene Doolin
Secretary and Director, Principal Financial Officer