Form 10-Q
period 2010-12-31
Plan A Promotions, Inc.
filed 2011-02-14
CIK 1341726

U. S. Securities and Exchange Commission

Washington, D.C. 20549
______________

FORM 10-Q
______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 00-51638
PLAN A PROMOTIONS, INC.
(Exact name of the issuer as specified in its charter)

Utah	16-1689008
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

9 Birchtree Lane
Sandy, UT 84092
(Address of Principal Executive Offices)

(801) 231-1121
(Issuer’s Telephone Number)

3010 Lostwood Drive
Sandy, UT 84092
 (Former name or former address, if changed since last report.)

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 14, 2011
Common Capital Voting Stock, $0.01 par value per share	1,200,000

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

December 31, 2010
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Plan A Promotions, Inc.
(A Development Stage Company)
Condensed Balance Sheets
As of December 31, 2010 and September 30, 2010
(Unaudited)

	12/31/2010	9/30/2010
Assets
Current Assets
Cash	$-	$-
Prepaid Expenses	-	-
Total Current Assets	-	-
Property & Equipment (net)	-	-
Total Assets	$-	$-
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$11,195	$6,972
Accrued Liabilities	786	786
Related-Party Payable - Note 3	10,837	10,651
Total Current Liabilities	22,818	18,409
Long Term Liabilities
Loans from Shareholders	36,489	36,078
Accrued Interest Payable - Shareholders	9,381	8,463
Total Long Term Liabilities	45,870	44,541
Total Liabilities	$68,688	$62,950
Stockholders' Deficit
Preferred Stock; par value ($0.01);	-	-
Authorized 5,000,000 shares
none issued or outstanding
Common Stock; par value ($0.01);
Authorized 50,000,000 shares; issued
and outstanding 1,200,000	12,000	12,000
Paid-in Capital	24,237	24,237
Deficit Accumulated during the development stage	(104,925)	(99,188)
Total Stockholders' Deficit	(68,688)	(62,950)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements.

Plan A Promotions, Inc.
 (A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended December 31, 2010 and 2009, and
For the Period from Inception through December 31, 2010
(Unaudited)

	For the	For the	Since Inception
	Three Months	Three Months	[12/12/03]
	Ended	Ended	through
	12/31/2010	12/31/2009	12/31/2010

Revenues	$-	$-	$9,694
Revenues from Related Parties	-	-	2,346
Total Revenue	-	-	12,040
Cost of Sales	-	-	8,394
Cost of Sales to Related Parties	-	-	2,101
Total Cost of Sales	-	-	10,495
Gross Profit	-	-	1,545
General & Administrative Expenses	4,634	1,981	92,588
Net Loss from Operations	(4,634)	(1,981)	(91,043)
Other Income/(Expenses):
Interest Expense	(1,103)	(963)	(13,182)
Net Loss Before Income Taxes	(5,737)	(2,944)	(104,225)
Provision for Income Taxes	-	-	(700)
Net Loss	(5,737)	(2,944)	(104,925)
Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.09)
Weighted Average Shares Outstanding	1,200,000	1,200,000	1,195,822

See accompanying notes to financial statements.

Plan A Promotions, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended December 31, 2010 and 2009, and
For the Period from Inception through December 31, 2010
(Unaudited)

	For the	For the	Since Inception
	Three Months	Three Months	[12/12/03]
	Ended	Ended	through
	12/31/2010	12/31/2009	12/31/2010

Net Loss	(5,737)	(2,944)	(104,925)
Adjustments to reconcile net income/(loss) to net cash
From Operating Activities:
Depreciation	-	-	8,906
Changes in operating assets and liabilities:
(Increase)/Decrease in Prepaid Expenses	-	700	-
Increase/(Decrease) in Accounts Payable/Accrued Liabilities	4,224	1,281	11,982
Increase/(Decrease) in Accrued Interest/Related Party Payable	1,103	963	20,218
Net Cash From Operating Activities	(410)	-	(63,819)
Cash From Investing Activities
Purchase of equipment	-	-	(7,406)
Net Cash From Investing Activities	-	-	(7,406)
Cash From Financing Activities
Issued Stock for Cash	-	-	34,737
Loan from Shareholders	410	-	36,488
Net Cash From Financing Activities	410	-	71,225
Net Increase/(Decrease) in cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-
Supplemental Schedule of Cash Flow Activities
Cash paid for income taxes	$-	$-	$700
Property contributed by shareholder	$-	$-	$1,500

See accompanying notes to financial statements.

Plan A Promotions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2010
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. The results of operations for the period ended December 31, 2010, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

Salaries to the President of the Company were accruing at a rate of $250 per month. As of January 1, 2007, the Company suspended all salaries until the Company's operations generate positive cash flow. The balance payable accrues interest at a simple interest rate of 10% annually. Salaries payable at December 31, 2010 was $10,837 including accrued interest. During the quarter ended December 31, 2010, the Company accrued interest associated with the Salaries payable of $187. The balance is unsecured and payable upon demand.

As of December 31, 2010,  James Doolin, a shareholder,  loaned  the  Company  an  aggregate  of  $26,535 on an unsecured  debenture.  The Note accrues interest at 10% per annum and matures on December 31, 2013. As of December 31, 2010, the outstanding note payable balance to the shareholder was $33,552, including accrued interest. From inception through December 31, 2010 the Company accrued interest of $7,018 on the note.

As of December 31, 2010, Michael Doolin, a shareholder,  loaned  the  Company  an  aggregate  of  $9,954 on an unsecured  debenture.  The Note accrues interest at 10% per annum and matures on December 31, 2013. As of December 31, 2010, the outstanding note payable balance to the shareholder was $12,317, including accrued interest. From inception through December 31, 2010 the Company accrued interest of $2,363 on the note.

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

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

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

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

We had no operations during the quarterly period ended December 31, 2010, nor do we have operations as of the date of this filing.  In the quarterly period ended December 31, 2010, we had sales of $0, compared to the quarterly period ended December 31, 2009, with sales of $0. General and administrative expenses were $4,634 for the quarter ended December 31, 2010, compared to $1,981 for the December 31, 2009, quarterly period. General and administrative expenses for the three months ended December 31, 2010, were comprised mainly of accounting fees. The increased general and administrative expenses for the 2010 quarterly period over the 2009 quarterly period was due to an increase in the accounting and transfer agent fees. Interest expenses were $1,103 for the three months ended December 31, 2010, and $963 for the three months ended December 31, 2009. We had a net loss of $5,737 for the December 31, 2010, period compared to a net loss of $2,944 for the December 31, 2009, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at December 31, 2010. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  The outstanding unsecured note balance and accrued interest is $45,870 as of December 31, 2010. These unsecured notes accrue interest at 10% per annum and mature on December 31, 2013.

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

PLAN A PROMOTIONS, INC.
(Issuer)

Date:	02/14/2011	By:	/s/Alycia Anthony
Alycia Anthony Principal Executive Officer,, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	02/14/2011	By:	/s/Sharlene Doolin
Sharlene Doolin, Principal Financial Officer, Vice President