Form 10-Q
period 2011-03-31
Plan A Promotions, Inc.
filed 2011-04-28
CIK 1341726

U. S. Securities and Exchange Commission

Washington, D.C. 20549
______________

FORM 10-Q
______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of April 28, 2011
Common Capital Voting Stock, $0.01 par value per share	1,200,000

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

March 31, 2011
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Plan A Promotions, Inc.
(A Development Stage Company)
Condensed Balance Sheets
As of March 31, 2011 and September 30, 2010

	3/31/2011	9/30/2010
	[Unaudited]	[Audited]
Assets
Current Assets
Cash	$-	$-
Prepaid Expenses	-	-
Total Current Assets	-	-
Property & Equipment (net)	-	-
Total Assets	$-	$-
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$8,086	$6,972
Accrued Liabilities	686	786
Related-Party Payable - Note 3	11,024	10,651
Total Current Liabilities	19,796	18,409
Long Term Liabilities
Loans from Shareholders	41,770	36,078
Accrued Interest Payable - Shareholders	10,346	8,463
Total Long Term Liabilities	52,116	44,541
Total Liabilities	$71,912	$62,950
Stockholders' Deficit
Preferred Stock; par value ($0.01);	-	-
Authorized 5,000,000 shares
none issued or outstanding
Common Stock; par value ($0.01);
Authorized 50,000,000 shares; issued
and outstanding 1,200,000	12,000	12,000
Paid-in Capital	24,237	24,237
Deficit Accumulated during the development stage	(108,149)	(99,188)
Total Stockholders' Deficit	(71,912)	(62,950)
Total Liabilities and Stockholders' Deficit	$-	$-

 See accompanying notes to financial statements.

Plan A Promotions, Inc.
 (A Development Stage Company)
Condensed Statements of Operations
For the Three Months and Six Months Ended March 31, 2011 and 2010, and
For the Period from Inception through March 31, 2011
(Unaudited)

	For the	For the	For the	For the	Since Inception
	Three Months	Three Months	Six Months	Six Months	[12/12/03]
	Ended	Ended	Ended	Ended	through
	3/31/2011	3/31/2010	3/31/2011	3/31/2010	3/31/2011
Revenues	$-	$-	$-	$-	$9,694
Revenues from Related Parties	-	-	-	-	2,346
Total Revenue	-	-	-	-	12,040
Cost of Sales	-	-	-	-	8,394
Cost of Sales to Related Parties	-	-	-	-	2,101
Total Cost of Sales	-	-	-	-	10,495
Gross Profit	-	-	-	-	1,545
General & Administrative Expenses	2,072	3,454	6,706	5,435	94,660
Net Loss from Operations	(2,072)	(3,454)	(6,706)	(5,435)	(93,115)
Other Income/(Expenses):
Interest Expense	(1,152)	(946)	(2,255)	(1,909)	(14,334)
Net Loss Before Income Taxes	(3,224)	(4,400)	(8,961)	(7,344)	(107,449)
Provision for Income Taxes	-	-	-	-	(700)
Net Loss	(3,224)	(4,400)	(8,961)	(7,344)	(108,149)
Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.09)
Weighted Average Shares Outstanding	1,200,000	1,200,000	1,200,000	1,200,000	1,195,963

See accompanying notes to financial statements.

Plan A Promotions, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Month Ended March 31, 2011 and 2010, and
For the Period from Inception through March 31, 2011
(Unaudited)

	For the	For the	Since Inception
	Six Months	Six Months	[12/12/03]
	Ended	Ended	through
	3/31/2011	3/31/2010	3/31/2011
Net Loss	(8,961)	(7,344)	(108,149)
Adjustments to reconcile net income/(loss) to net cash
From Operating Activities:
Depreciation	-	-	8,906
Changes in operating assets and liabilities:
(Increase)/Decrease in Prepaid Expenses	-	700	-
Increase/(Decrease) in Accounts Payable/Accrued Liabilities	1,014	4,735	8,772
Increase/(Decrease) in Accrued Interest/Related Party Payable	2,255	1,909	21,370
Net Cash From Operating Activities	(5,692)	-	(69,101)
Cash From Investing Activities
Purchase of equipment	-	-	(7,406)
Net Cash From Investing Activities	-	-	(7,406)
Cash From Financing Activities
Issued Stock for Cash	-	-	34,737
Loan from Shareholders	5,692	-	41,770
Net Cash From Financing Activities	5,692	-	76,507
Net Increase/(Decrease) in cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-
Supplemental Schedule of Cash Flow Activities
Cash paid for income taxes	$-	$-	$700
Property contributed by shareholder	$-	$-	$1,500

See accompanying notes to financial statements.

Plan A Promotions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2011
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. The results of operations for the period ended March 31, 2011, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

Salaries to the President of the Company were accruing at a rate of $250 per month. As of January 1, 2007, the Company suspended all salaries until the Company's operations generate positive cash flow. The balance payable accrues interest at a simple interest rate of 10% annually. Salaries payable at March 31, 2011 was $11,024 including accrued interest. During the quarter ended March 31, 2011, the Company accrued interest associated with the Salaries payable of $186. The balance is unsecured and payable upon demand.

As of March 31, 2011, James Doolin, a shareholder, loaned  the  Company  an  aggregate  of  $26,635 on an unsecured  debenture.  The Note accrues interest at 10% per annum and matures on December 31, 2013. As of March 31, 2011, the outstanding note payable balance to the shareholder was $34,308, including accrued interest. From inception through March 31, 2011 the Company accrued interest of $7,674 on the note.

As of March 31, 2011, Michael Doolin, a shareholder,  loaned  the  Company  an  aggregate  of  $15,135 on an unsecured  debenture.  The Note accrues interest at 10% per annum and matures on December 31, 2013. As of March 31, 2011, the outstanding note payable balance to the shareholder was $17,808, including accrued interest. From inception through March 31, 2011 the Company accrued interest of $2,672 on the note.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

We had no operations during the quarterly period ended March 31, 2011, nor do we have operations as of the date of this filing.  In the quarterly period ended March 31, 2011, we had sales of $0, compared to the quarterly period ended March 31, 2010, with sales of $0. General and administrative expenses were $2,072 for the quarter ended March 31, 2011, compared to $3,454 for the March 31, 2010, quarterly period. General and administrative expenses for the three months ended March 31, 2011, were comprised mainly of accounting fees. The decreased general and administrative expenses for the 2011 quarterly period over the 2010 quarterly period was due to a decrease in the accounting fees. Interest expenses were $1,152 for the three months ended March 31, 2011, and $946 for the three months ended March 31, 2010. We had a net loss of $3,224 for the March 31, 2011, period compared to a net loss of $4,400 for the March 31, 2010, period.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

We had no operations during the six month period ended March 31, 2011, nor do we have operations as of the date of this filing.  In the six month period ended March 31, 2011, we had sales of $0, compared to the six month period ended March 31, 2010, with sales of $0. General and administrative expenses were $6,706 for the six months ended March 31, 2011, compared to $5,435 for the March 31, 2010, six month period. General and administrative expenses for the six months ended March 31, 2011, were comprised mainly of accounting fees. The increased general and administrative expenses for the 2011 six month period over the 2010 six month period was due to an increase in the accounting fees. Interest expenses were $2,255 for the six months ended March 31, 2011, and $1,909 for the six months ended March 31, 2010. We had a net loss of $8,961 for the March 31, 2011, period compared to a net loss of $7,344 for the March 31, 2010, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at March 31, 2011. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  The outstanding unsecured note balance and accrued interest is $52,116 as of March 31, 2011. These unsecured notes accrue interest at 10% per annum and mature on December 31, 2013.

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

PLAN A PROMOTIONS, INC.
(Issuer)

Date:	4/28/11	By:	/s/Alycia Anthony
Alycia Anthony Principal Executive Officer,, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	4/28/11	By:	/s/Sharlene Doolin
Sharlene Doolin, Principal Financial Officer, Vice President