Form 10-Q
period 2011-06-30
Plan A Promotions, Inc.
filed 2011-08-15
CIK 1341726

U. S. Securities and Exchange Commission

Washington, D.C. 20549
______________

FORM 10-Q
______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 15, 2011
Common Capital Voting Stock, $0.01 par value per share	10,000,000

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

June 30, 2011

C O N T E N T S

Condensed Balance Sheets	4
Condensed Statements of Operations	5
Condensed Statements of Cash Flows	6
Notes to Condensed Financial Statements	7

Plan A Promotions, Inc.
(A Development Stage Company)
Condensed Balance Sheets
As of June 30, 2011 and September 30, 2010
(Unaudited)

	6/30/2011	9/30/2010
	[Unaudited]	[Audited]
Assets
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$-	$6,972
Accrued Liabilities	-	786
Related-Party Payable	-	10,651
Total Current Liabilities	-	18,409
Long Term Liabilities
Loans from Shareholders	-	36,078
Accrued Interest Payable - Shareholders	-	8,463
Total Long Term Liabilities	-	44,541
Total Liabilities	-	62,950
Stockholders' Deficit
Preferred Stock; par value ($0.01);
Authorized 5,000,000 shares
none issued or outstanding	-	-
Common Stock; par value ($0.01);
Authorized 50,000,000 shares; 10,000,000 and
1,200,000 issued and outstanding, respectively	100,000	12,000
Paid-in Capital	35,260	24,237
Deficit Accumulated during the development stage	(135,260)	(99,188)
Total Stockholders' Deficit	-	(62,950)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to the condensed financial statements.

Plan A Promotions, Inc.
 (A Development Stage Company)
Condensed Statements of Operations
For the Three Months and Nine Months Ended June 30, 2011 and 2010, and
For the Period from Inception through June 30, 2011
(Unaudited)

	For the	For the	For the	For the	Since Inception
	Three Months	Three Months	Nine Months	Nine Months	[12/12/03]
	Ended	Ended	Ended	Ended	through
	6/30/2011	6/30/2010	6/30/2011	6/30/2010	6/30/2011
Revenues	$-	$-	$-	$-	$9,694
Revenues from Related Parties	-	-	-	-	2,346
Total Revenue	-	-	-	-	12,040
Cost of Sales	-	-	-	-	8,394
Cost of Sales to Related Parties	-	-	-	-	2,101
Total Cost of Sales	-	-	-	-	10,495
Gross Profit	-	-	-	-	1,545
General & Administrative Expenses	26,160	1,065	32,865	6,500	120,819
Net Loss from Operations	(26,160)	(1,065)	(32,865)	(6,500)	(119,274)
Other Income/(Expenses):
Interest Expense	(952)	(1,010)	(3,207)	(2,919)	(15,286)
Net Loss Before Income Taxes	(27,112)	(2,075)	(36,072)	(9,419)	(134,560)
Provision for Income Taxes	-	-	-	-	(700)
Net Loss	(27,112)	(2,075)	(36,072)	(9,419)	(135,260)
Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)	$(0.11)
Weighted Average Shares Outstanding	1,973,626	1,200,000	1,457,875	1,200,000	1,221,547

See accompanying notes to the condensed financial statements.

Plan A Promotions, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended June 30, 2011 and 2010, and
For the Period from Inception through June 30, 2011
(Unaudited)

	For the	For the	Since Inception
	Nine Months	Nine Months	[12/12/03]
	Ended	Ended	through
	6/30/2011	6/30/2010	6/30/2011
Net Loss	(36,072)	(9,419)	(135,260)
Adjustments to reconcile net income/(loss) to net cash
From Operating Activities:
Depreciation	-	-	8,906
Changes in operating assets and liabilities:
(Increase)/Decrease in Prepaid Expenses	-	700	-
Increase/(Decrease) in Accounts Payable/Accrued Liabilities	(7,758)	3,300	-
Increase/(Decrease) in Accrued Interest/Related Party Payable	(8,092)	2,919	11,023
Net Cash From Operating Activities	(51,922)	(2,500)	(115,331)
Cash From Investing Activities
Purchase of equipment	-	-	(7,406)
Net Cash From Investing Activities	-	-	(7,406)
Cash From Financing Activities
Issued Stock for Cash	88,000	-	122,737
Loan from Shareholders	5,691	2,500	41,769
Payment on Loan from Shareholders	(41,769)	-	(41,769)
Net Cash From Financing Activities	51,922	-	122,737
Net Increase/(Decrease) in cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-
Supplemental Schedule of Cash Flow Activities
Cash paid for income taxes	$-	$100	$700
Cash paid for interest	$11,296	$-	$11,296
Property contributed by shareholder	$-	$-	$1,500
Related party debt forgiveness	$11,023	$-	$11,023

See accompanying notes to the condensed financial statements.

Plan A Promotions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2011
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. The results of operations for the period ended June 30, 2011, are not necessarily indicative of the operating results for the full year.

NOTE 2 - LIQUIDITY/GOING CONCERN

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Salaries to the former President of the Company were accruing at a rate of $250 per month. As of January 1, 2007, the Company suspended all salaries until the Company's operations generate positive cash flow. The balance payable accrues interest at a simple interest rate of 10% annually. Salaries payable at March 31, 2011 was $11,023 including accrued interest. On June 22, 2011, the former President forgave all accrued salaries payable, resulting in no salary payable as of June 30, 2011.  Due to the related party nature of this transaction, no gain was recognized and additional paid in capital was increased by $11,023.

As of March 31, 2011, James Doolin, a shareholder, loaned the Company an aggregate of $26,634 on an unsecured  debenture.  The Note accrued interest at 10% per annum and had an original maturity date of December 31, 2013. On June 22, 2011, the Company paid the debt and all accrued interest in full.

As of March 31, 2011, Michael Doolin, a shareholder, loaned the Company an aggregate of $15,135 on an unsecured  debenture.  The Note accrued interest at 10% per annum and had an original maturity date of December 31, 2013. On June 22, 2011, the Company paid the debt and all accrued interest in full.

On June 22, 2011, the Company paid James Doolin a sum of $10,161 as consideration for entering into an indemnification agreement.

Eleven shareholders, including the Company's Executive Officers, control approximately 97% of the Company's issued and outstanding common stock. As a result, these majority shareholders could exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

NOTE 4 - EQUITY

On June 22, 2011, the Company issued 8,800,000 shares of common stock for $88,000 cash.

NOTE 5 - OFFICERS & DIRECTORS

On June 22, 2011, Alycia D. Anthony resigned as a director of the Company.  Ms. Anthony also resigned as President of the Company effective ten days from the mailing to the Company’s shareholders of record of a Schedule 14F-1 reporting a change in the majority of directors.

On June 22, 2011, Nicholl Heieren resigned as a director and as Vice President of the Company effective ten days from the mailing to the Company’s shareholders of record of a Schedule 14F-1 reporting a change in the majority of directors.

On June 22, 2011, Sharlene Doolin also resigned as a director and as Secretary of the Company effective ten days from the mailing to the Company’s shareholders of record of a Schedule 14F-1 reporting a change in the majority of directors.

On June 22, 2011, John Preftokis was appointed as a director of the Company.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

We had no operations during the quarterly period ended June 30, 2011, nor do we have operations as of the date of this filing.  In the quarterly period ended June 30, 2011, we had sales of $0, compared to the quarterly period ended June 30, 2010, with sales of $0. General and administrative expenses were $26,160 for the quarter ended June 30, 2011, compared to $1,065 for the June 30, 2010, quarterly period. General and administrative expenses for the three months ended June 30, 2011, were comprised mainly of accounting, legal fees and professional fees. The increased general and administrative expenses for the 2011 quarterly period over the 2010 quarterly period was due to an increase in the professional fees. Interest expenses were $952 for the three months ended June 30, 2011, and $1,010 for the three months ended June 30, 2010. We had a net loss of $27,112 for the June 30, 2011, period compared to a net loss of $2,075 for the June 30, 2010, period.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

We had no operations during the quarterly period ended June 30, 2011, nor do we have operations as of the date of this filing.  In the quarterly period ended June 30, 2011, we had sales of $0, compared to the quarterly period ended June 30, 2010, with sales of $0. General and administrative expenses were $32,866 for the quarter ended June 30, 2011, compared to $6,500 for the June 30, 2010, quarterly period. General and administrative expenses for the nine months ended June 30, 2011, were comprised mainly of accounting, legal fees and professional fees. The increased general and administrative expenses for the 2011 quarterly period over the 2010 quarterly period was due to an increase in the professional fees. Interest expenses were $3,207 for the nine months ended June 30, 2011, and $2,919 for the nine months ended June 30, 2010. We had a net loss of $36,072 for the June 30, 2011, period compared to a net loss of $9,419 for the June 30, 2010, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at June 30, 2011. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  The Company repaid all debt and accrued liabilities owed to shareholders in June 2011.

Off-balance Sheet Arrangements

None; not applicable

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 14, 2011, Plan A Promotions, Inc. (the “Company”) and certain of its shareholders (the “Selling Shareholders”) entered into a Stock Purchase Agreement (“SPA”) with accredited investors (JohnPreftokis, Cameron Rothery, Boomcity Limited, Sandy Hintz, Jamie Hintz, Bernd Koehler, Joerg Schweizer, Daniel Muller, Allan Buchamer, Coppinger Limited, and Alderbourne Limited, collectively the “Purchasers”). Under the SPA, on June 22, 2011, the Purchasers purchased for an aggregate $400,000 cash payment 9,700,000 shares of the Company’s common stock, consisting of 8,800,000 shares of newly issued Company common stock and 900,000 shares of Company common stock held by the Selling Shareholders. Of the $400,000 purchase price, $88,000 was allocated towards the purchase of the 8,800,000 newly issued shares of Company common stock, and $312,000 was allocated towards the purchase of the Selling Shareholders’ shares of common stock.

The offer and sale of these securities were made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the registration exemptions contained in both Section 4(1) of the Securities Act and Section 4(2) of the Securities Act, including Rule 506 of Regulation D promulgated thereunder.

Effective June 22, 2011, the Company and certain of the Selling Shareholders also entered into a Lock-up Agreement (the “Shareholders’ Lock-up”) pursuant to which those certain Selling Shareholders agreed not to sell the remaining shares of Company common stock owned for a period of twelve (12) months following the date on which Form 10 type information is filed with the Securities and Exchange Commission (the “SEC”) reflecting the Company’s status as an entity that is no longer as a “shell company.”

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Removed and Reserved

None; not applicable.

Item 5. Other Information

On August 3, 2011, the Company mailed to its shareholders of record a Schedule 14F-1 reporting a change in the majority of directors.  As a result, the resignations of Ms. Anthony, Heieren, and Doolin as officers and directors of the Company became effective on August 14, 2011.  On August 8, 2011, the board of directors appointed John Preftokis as the Company’s President and Chief Executive Officer, effective August 14.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

10.1	Stock Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2011.
10.2	Form of Selling Shareholders’ Lock-up, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2011.
10.3	Form of Purchasers’ Lock-up, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2011.
31.1(1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAN A PROMOTIONS, INC.
(Issuer)

Date:	08/15/2011	By:	/s/John Preftokis,
John Preftokis Principal Executive Officer, Principal Financial Officer, President and Director