Form 10-Q/A
period 2011-06-30
Plan A Promotions, Inc.
filed 2011-09-08
CIK 1341726

U. S. Securities and Exchange Commission

Washington, D.C. 20549
______________

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This Form 10Q/A amends the Quarterly Report on Form 10-Q of Plan A Promotions, Inc. for the quarterly period ended June 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 15, 2011, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL).

No other changes have been made to the Form 10-Q other than furnishing the exhibit described above.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, formatted in Extensible Business Reporting language (XBRL); (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows and (iv) Notes to the Condensed Financial Statements.(2)

(1)	Previously filed on August 15, 2011
(2)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAN A PROMOTIONS, INC.
(Issuer)

Date:	09/8/2011	By:	/s/John Preftokis,
John Preftokis Principal Executive Officer, Principal Financial Officer, President and Director