Form 10-K
period 2011-09-30
Plan A Promotions, Inc.
filed 2011-12-22
CIK 1341726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2011

or

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

N/A
 (Former address, if changed since last report)

(415) 800-4344 (Registrant’s Telephone Number, including area code)

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

The market value of the voting stock held by non-affiliates was $900,000 based on 1,200,000 shares held by non-affiliates. These computations are based upon the bid price of $0.75 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) on March 31, 2011.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

[November 30, 2011]:  Common – 23,650,000 shares.

Documents incorporated by reference: None

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

ITEM 1.  BUSINESS

Business Development

Historical Business Developments of Plan A Promotions

Plan A Promotions, Inc. (the "Company" or "Plan A Promotions") was incorporated under the laws of the State of Utah on December 12, 2003, as "Lostwood Professional Services, Inc." On July 21, 2004, the Company changed its name to "Plan A Promotions, Inc."

In June 2011, the Company and certain of its shareholders entered into a Stock Purchase Agreement (“SPA”) with certain accredited investors. Under the SPA, investors purchased 9,700,000 shares of the Company’s common stock for an aggregate $400,000 cash payment, consisting of 8,800,000 shares of newly issued shares of common stock and 900,000 shares of common stock held by the selling shareholders.   Of the $400,000 purchase price, $88,000 was paid to the Company for the purchase of the 8,800,000 newly issued shares of common stock, and $312,000 was paid to Selling Shareholders’ for the purchase of their shares of common stock.  As a result of the transactions contemplated by the SPA, each of the officers and directors serving prior to the closing of the SPA resigned, and John Preftokis was appointed to serve as the Company’s sole director and as the Company’s President and Chief Executive Officer.

The Company's operations during the year ended September 30, 2011, generated no revenue. The Company's general and administrative expenses for the year ended September 30, 2011, were $57,355, resulting in an operating loss of $57,355, and a net loss of $60,830 after accounting for interest expense of $3,375 and income taxes of $100.

The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended September 30, 2011, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations.

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

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradability of certain securities of shell companies, including those issued by us in any business combination, and further limit the tradability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desires to utilize us as a means of going public.  See the heading “Rule 144” in Part II, Item 5, for a discussion of the general requirements of Rule 144 and the limitations of Rule 144 with respect to shell companies.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management's assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act have and will continue to substantially impact our legal and accounting costs.

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

Number of Total Employees and Number of Full Time Employees

We have no full time employees.  Our president and chief executive officer serves on a part-time basis.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors.

ITEM 2.  PROPERTIES

Our Company has no assets, property or business. See Part I, Item 1. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Utah. These activities have consumed an insignificant amount of management’s time.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company shares are traded on the OTC Bulletin Board, the symbol is PAPM.  The Company shares have been quoted on the OTC Bulletin Board since December 20, 2006.

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2011 and 2010. These bid prices were obtained from Pink Sheets, LLC. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High Bid	Low Bid
October 1, 2009 through December 31, 2009	$0.30	$0.30
January 1, 2010 through March 31, 2010	$0.30	$0.25
April 1, 2010 through June 30, 2010	$0.30	$0.30
July 1, 2010 through September 30, 2010	$0.30	$0.30

October 1, 2010 through December 31, 2010	$0.30	$0.30
January 1, 2011 through March 31, 2011	$1.10	$0.30
April 1, 2011 through June 30, 2011	$1.11	$0.55
July 1, 2011 through September 30, 2011	$1.00	$0.85

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

(2) Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the SEC reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after 12 months have elapsed from the date that the issuer filed “Form 10 information” with the SEC.

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

Section 4(1) of the Securities Act

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock that were issued while or after we became a shell company cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, including the availability of “current public information” about us as required by subparagraph (c) (1) or (c)(2) of Rule 144, regardless of the Rule’s availability; and such resales may be limited to our non-affiliates.  It has been the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”  The current position of the SEC that is contained in Securities Act Release No. 33-8899, effective February 15, 2008, and that codified the position of the SEC set forth in the Worm-Wulff Letter and revised Rule 144 as outlined above, is that Rule 144 now defines what resales can be made under Section 4(1) of the Securities Act, and with limited exceptions, which are set forth in footnote 172 of that Release, shares of shell companies must be sold in compliance with Rule 144(i) that is quoted above.

Holders

The number of record holders of the Company’s common stock, as of the date of this Annual Report, is approximately 103

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have sold no unregistered securities during the period covered by this Annual Report other than as previously reported in our Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our SEC reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.   As of September 30, 2011, we had $87,505 in cash.  We believe this cash will be adequate to meet our foreseeable cash requirements for the next six months, but there is no guarantee.  If our cash is depleted, we may have to raise additional capital to meet ongoing cash requirements.   There is no guarantee that we would be successful in raising additional capital.

Liquidity and Capital Resources

As of September 30, 2011, we had $87,505 in cash.

Results of Operations

Overview

Other than maintaining its good corporate standing in the State of Utah and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

The year ended September 30, 2011 resulted in a net loss of $60,830.  The year ended September 30, 2010, resulted in a net loss of $11,562.The increase in net loss from 2010 was primarily attributed to 1) an increase of legal expenses of approximately $36,000 related to the change in control transaction that occurred in June 2011, whereby the previous controlling shareholders sold their majority stake in the Company to the current majority shareholders, and 2) an $11,797 indemnification payment to James Doolin, the Company’s previous officer, in June 2011.

The basic loss per share for the year ended September 30, 2011, was $0.02 and a loss per share of $0.01 for the year ended September 30, 2010.

At September 30, 2011, the Company’s only assets composed of $87,505 cash. At September 30, 2010 the Company had no assets. See the Financial Statements and Supplementary Data, Item 8 of this Annual Report.

During the years ended September 30, 2011 and September 30, 2010, two shareholders loaned the Company aggregate amounts of $5,691 and $5,262, respectively.   All shareholder loans were paid in full during the year ended September 30, 2011.  In addition to the aforementioned loans, a shareholder/officer paid an aggregate amount of $1,619 of expenses to third parties on behalf of the Company during the year ended September 30, 2011. The aggregate amount of $1,619 outstanding as of September 30, 2011 is a related party payable and is due on demand.

We have limited working capital, and currently have no means of earning income.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements of any kind for the year ended September 30, 2011.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Plan A Promotions, Inc.
[A Development Stage Company]

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	14
Balance Sheets - September 30, 2011 and 2010	15
Statements of Operations for the Years Ended September 30, 2011 and 2010 and for the period from inception [December 12, 2003] through September 30, 2011	16
Statement of Stockholders’ Equity / (Deficit) for the period from inception [December 12, 2003] through September 30, 2011	17
Statements of Cash Flows for the Years Ended September 30, 2011 and 2010 and for the period from inception [December 12, 2003] through September 30, 2011	18
Notes to the Financial Statements	19 - 22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Plan A Promotions, Inc. [a development stage company]

We have audited the accompanying balance sheets of Plan A Promotions, Inc. [a development stage company] as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2011 and 2010, and for the period from inception [December 12, 2003] through September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plan A Promotions, Inc. [a development stage company] as of September 30, 2011 and 2010, and the results of its operations and cash flows for the years ended September 30, 2011 and 2010, and for the period from inception through September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has established no significant operations or revenue sources during the period from inception through September 30, 2011. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

Salt Lake City, Utah

December 21, 2011

Plan A Promotions, Inc.
[A Development Stage Company]
BALANCE SHEETS
September 30, 2011 and 2010

	September 30,
	2011	2010
Assets
Current Assets
Cash	$87,505	$-
Total Current Assets	87,505	-

Total Assets	$87,505	$-

Liabilities and Stockholders' Equity / (Deficit)
Current Liabilities
Accounts Payable	$543	$6,972
Accrued Liabilities	100	786
Related-Party Payable - Note 3	1,619	10,651
Total Current Liabilities	2,262	18,409
Long Term Liabilities
Loans from Shareholders	-	36,078
Accrued Interest Payable - Shareholders	-	8,463
Total Long Term Liabilities	-	44,541
Total Liabilities	2,262	62,950
Stockholders' Equity / (Deficit )
Preferred Stock; par value ($0.01);	-	-
Authorized 5,000,000 shares
none issued or outstanding
Common Stock; par value ($0.01);
Authorized 50,000,000 shares; issued
and outstanding 10,000,000 and 1,200,000, respectively	100,000	12,000
Stock Subscription Receivable	(6,500)	-
Additional Paid in Capital – Shares to be issued	116,500	-
Additional Paid-in Capital	35,260	24,237
Deficit Accumulated during the development stage	(160,017)	(99,187)
Total Stockholders' Equity / (Deficit)	85,243	(62,950)
Total Liabilities and Stockholders' Equity/(Deficit)	$87,505	$-

See accompanying notes to financial statements

Plan A Promotions, Inc.
[A Development Stage Company]
STATEMENTS OF OPERATIONS
For the years ended September 30, 2011 and 2010 and for the
period from Inception [December 12, 2003] through September 30, 2011

			Since Inception
			[December 12,
	For the Year Ended	For the Year Ended	2003] through
	September 30, 2011	September 30, 2010	September 30, 2011

Revenues	$-	$-	$9,694
Revenues from Related Parties	-	-	2,346
Total Revenue	-	-	12,040
Cost of Sales	-	-	8,394
Cost of Sales to Related Parties	-	-	2,101
Total Cost of Sales	-	-	10,495
Gross Profit	-	-	1,545
General & Administrative Expenses	57,355	7,450	145,308
Net Loss from Operations	(57,355)	(7,450)	(143,763)
Other Income/(Expenses):
Interest Expense	(3,375)	(4,012)	(15,454)
Net Loss Before Income Taxes	(60,730)	(11,462)	(159,217)
Provision for Income Taxes	100	100	800
Net Loss	(60,830)	(11,562)	(160,017)
Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)	$(0.11)
Weighted Average Shares Outstanding - Basic and Diluted	3,610,959	1,200,000	1,504,129

See accompanying notes to financial statements

Plan A Promotions, Inc.
[A Development Stage Company]
STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIT)
For the period from Inception [December 12, 2003]
through September 30, 2011

					Additional
					Paid-in Capital
	Common		Additional Paid-in	Common Shares To	Common Shares	Subscription	Accumulated	Stockholders
	Shares	Amount	Capital	Be Issued	To Be Issued	Receivable	Deficit	Equity

Balance, December 12, 2003 (Inception)	-	$-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	1,200,000	12,000	22,737	-	-	-	-	34,737
Property contributed by shareholder	-	-	1,500				-	1,500
Net loss from inception on December 12, 2003 through September 30, 2004
	-	-	-	-	-	-	(3,400)	(3,400)
Balance, September 30, 2004	1,200,000	12,000	24,237	-	-	-	(3,400)	32,837
Net loss for the year ended September 30, 2005	-	-	-	-	-	-	(11,324)	(11,324)
Balance, September 30, 2005	1,200,000	12,000	24,237	-	-	-	(14,724)	21,513
Net loss for the year ended September 30, 2006	-	-	-	-	-	-	(21,682)	(21,682)
Balance, September 30, 2006	1,200,000	12,000	24,237	-	-	-	(36,406)	(169)
Net loss for the year ended September 30, 2007	-	-	-	-	-	-	(18,256)	(18,256)
Balance, September 30, 2007	1,200,000	12,000	24,237	-	-	-	(54,662)	(18,425)
Net loss for the year ended September 30, 2008	-	-	-	-	-	-	(21,674)	(21,674)
Balance, September 30, 2008	1,200,000	12,000	24,237	-	-	-	(76,336)	(40,099)
Net loss for the year ended September 30, 2009	-	-	-	-	-	-	(11,289)	(11,289)
Balance, September 30, 2009	1,200,000	12,000	24,237	-	-	-	(87,625)	(51,388)
Net loss for the year ended September 30, 2010	-	-	-	-	-	-	(11,562)	(11,562)
Balance, September 30, 2010	1,200,000	12,000	24,237	-	-	-	(99,187)	(62,950)
Related party debt forgiveness	-	-	11,023	-	-	-	-	11,023
Common stock issued for cash	8,800,000	88,000	-	-	-	-	-	88,000
Additional paid in capital – shares to be issued	-	-	-	11,000,000	110,000	-	-	110,000
Subscription receivable	-	-	-	650,000	6,500	(6,500)	-	-
Net loss for the year ended September 30, 2011	-	-	-	-	-	-	(60,830)	(60,830)
Balance, September 30, 2011	10,000,000	$100,000	$35,260	11,650,000	$116,500	$(6,500)	$(160,017)	$85,243

See accompanying notes to financial statements

Plan A Promotions, Inc.
[A Development Stage Company]
STATEMENTS OF CASH FLOWS
For the years ended September 30, 2011 and 2010 and for the
period from Inception [December 12, 2003] through September 30, 2011

			Since Inception
			[December 12,
	For the Year Ended	For the Year Ended	2003] through
	September 30, 2011	September 30, 2010	September 30, 2011

Net Loss	(60,830)	(11,562)	(160,017)
Adjustments to reconcile net loss to net cash
From Operating Activities:
Depreciation	-	-	8,906
Changes in operating assets and liabilities:
(Increase)/Decrease in Prepaid Expenses	-	700	-
Increase/(Decrease) in Accounts Payable/Accrued Liabilities	(7,115)	1,588	643
Increase/(Decrease) in Accrued Interest/Related Party Payable	(6,472)	4,012	12,642
Net Cash From Operating Activities	(74,417)	(5,262)	(137,826)
Cash From Investing Activities
Purchase of equipment	-	-	(7,406)
Net Cash From Investing Activities	-	-	(7,406)
Cash From Financing Activities
Proceeds for stock issuance	88,000	-	122,737
Proceeds for stock not issued	110,000	-	110,000
Loan from shareholders	5,691	5,262	41,769
Payment on loans from shareholders	(41,769)	-	(41,769)
Net Cash From Financing Activities	161,922	5,262	232,737
Net Increase/(Decrease) in cash	87,505	-	87,505
Beginning Cash Balance	-	-	-
Ending Cash Balance	$87,505	$-	$87,505

Supplemental Schedule of Cash Flow Activities
Cash paid for income taxes	$100	$100	$800
Cash paid for interest	$11,296	$-	$11,296
Related party debt forgiveness	$11,023	$-	$11,023
Property contributed by shareholder	$-	$-	$1,500

See accompanying notes to financial statements

Plan A Promotions, Inc.
[A Development Stage Company]
Notes to the Financial Statements
September 30, 2011

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

(c) Net Loss Per Common Share

Loss per common share is based on the weighted-average number of common shares outstanding. Diluted loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.   As of September 30, 2011 the Company had 11,650,000 shares waiting to be issued. These shares were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing loss per common share.

(d) Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $87,505 cash as of September 30, 2011.   The Company had no cash as of September 30, 2010.

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

 (f) Impact of New Accounting Standards

Fair Value Measurement – In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe the adoption of the new guidance will have an impact on its financial position, results of operations or cash flows.

Comprehensive Income – In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe the adoption of the new guidance will have an impact on its financial position, results of operations or cash flows.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has accumulated losses from inception through September 30, 2011 of $160,017, and has not established significant operations or revenue source.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management plans to seek a merger with an existing, well-capitalized operating company. If management is unsuccessful in these efforts, discontinuance of operations is possible.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 INCOME TAXES

The provision for income taxes consists of the following as of September 30, 2011 and 2010:

	9/30/2011	9/30/2010
FEDERAL
Current	$0	$0
Deferred	0	0
STATE
Current	100	100
Deferred	0	0
TOTAL PROVISION	$100	$100

Deferred income tax assets and liabilities at September 30, 2011 and 2010 consist of the following temporary differences:

	09/30/2011	09/30/2010
DEFERRED TAX ASSETS
Current	$0	$0
Noncurrent
Net operating losses	28,923	16,068
Related party interest	0	2,032
Differences in book/tax depreciation	0	33
Total noncurrent	$28,923	$18,133
Valuation Allowance	(28,923)	(18,133)
NET DEFERRED TAX ASSET	0	0
DEFERRED TAX LIABILITIES	0	0
NET DEFERRED TAXES	$0	$0

The Company’s valuation allowance has increased $10,790 during the year ended September 30, 2011. The income/franchise tax payable at September 30, 2011 of $100 is the minimum tax due to the State of Utah for the year ended September 30, 2011.

The following is a summary of federal net operating loss carryforwards and their expiration dates:

Amount	Expiration
$3,203	9/30/2024
7,695	9/30/2025
18,447	9/30/2026
16,876	9/30/2027
17,986	9/30/2028
8,596	9/30/2029
7, 713	9/30/2030
64,097	9/31/2031
$144,613

A reconciliation between income taxes at statutory tax rates (20%) and the actual income tax provision for continuing operations as of September 30, 2011 and 2010 is as follows:

	9/30/2011	9/30/2010
Expected provision (based on statutory rate)	$(12,146)	$(2,292)
Effect of:
Increasein valuation allowance	10,790	2,340
State minimum tax, net of federal benefit	85	85
Temporary differences due to accrued officer salaries	802	(802)
Temporary differences due to depreciation	0	32
Graduated rates	569	737

Total actual provision	$100	$100

Uncertain Tax Positions

The Company has not made any adjustments to deferred tax assets or liabilities.  The Company did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.  The Company has not had operations and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

A reconciliation of our unrecognized tax benefits for 2011 is presented in the table below:

Balance as of October 1, 2010	$0
Additions based on tax positions related to the current year	0
Additions based on tax positions related to prior year	0
Reductions for tax positions of prior years	0
Reductions due to expiration of statute of limitations	0
Settlements with taxing authorities	0
Balance as of September 30, 2011	$0

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within general and administrative expenses for penalties and interest expense for interest. For the years ended September 30, 2011 and 2010, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of September 30, 2011 and 2010 relating to unrecognized benefits.

The tax years ended September 30, 2008, through 2011 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 4  COMMON STOCK/PAID IN CAPITAL

On June 22, 2011, the Company issued 8,800,000 shares of common stock for $88,000 cash.

As of September 30, 2011 there were 11,650,000 shares to be issued for proceeds of $116,500. The Company had received $110,000 as of September 30, 2011 and the remaining $6,500 was included as a stock subscription receivable.

NOTE 5 RELATED PARTY TRANSACTIONS

Salaries to the former President of the Company were accruing at a rate of $250 per month. As of January 1, 2007, the Company suspended all salaries until the Company's operations generate positive cash flow. The balance payable accrued interest at a simple interest rate of 10% annually. On June 22, 2011, the former President forgave all accrued salaries payable, resulting in no salary payable as of September 30, 2011.  Due to the related party nature of this transaction, no gain was recognized and additional paid in capital was increased by $11,023.

During the year ended September 30, 2011 a shareholder loaned the Company an additional $5,181 on an unsecured debenture. As of September 30, 2010 this note had a principal balance of $9,953 and accrued interest of $2,112. The note accrued interest at a rate of 10% per annum and matured on December 31, 2011. On June 22, 2011, the Company paid off the outstanding principal of $15,134 and accrued interest of $2,673.

During the year ended September 30, 2011 a shareholder loaned the Company an additional $510 on an unsecured debenture. As of September 30, 2010 this note had a principal balance of $26,125 and accrued interest of $6,351. The note accrued interest at a rate of 10% per annum and matured on December 31, 2011. On June 22, 2011, the Company paid off the outstanding principal of $26,635 and accrued interest of $7,674.

On June 22, 2011, the Company paid a former shareholder $11,797 as consideration for entering into an indemnification agreement.

During August through September 2011, John Preftokis, the Company’s sole officer and director since June 22, 2011 paid $1,619 in expenses to third parties on behalf of the Company.  The total amount of $1,619 remained outstanding as a related party payable as of September 30, 2011.

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

NOTE 7 SUBSEQUENT EVENTS

On October 20, 2011, the Company entered into a consulting agreement. The Company was required to pay an upfront fee of $25,000 for a year of management consulting services.

In October 2011, the Company issued the 11,650,000 shares of common stock that were to be issued as of September 30, 2011, as disclosed in Note 4 above.

In October 2011, the Company issued 2,000,000 shares of common stock for $20,000 cash.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (who also serves as our principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the period covered by this report. Based upon that evaluation, our principal executive officer (who also serves as our principal financial officer) concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

In connection with the resignation of our executive officers as described in Item 1 of this report, during the three months ended September 30, 2011, we implemented several changes in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.  Specifically, we have engaged a third party consultant with the background necessary to improve our internal controls and to facilitate segregation of duties and secondary reviews for certain business transactions.

Our management, including our principal executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management, with the participation of our principal executive officer (who also serves as our principal financial officer) evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on this evaluation, our management concluded that, as of September 30, 2011, our internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION

None.

 PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Title
John Preftokis	40	Sole Director, President and Chief Executive Officer

John Preftokis 41, has served as a director of the Company since June 2011.  Since November 2002, Mr. Preftokis has been a senior desktop technician and website administration for Steve Padis Jewelry Plus Enterprises.  From January 2000 to August 2002, Mr. Preftokis was a system administrator for Arthur Andersen, LLP.  Prior thereto, Mr. Preftokis held a variety of IT related positions.  Mr. Preftokis holds a Bachelor of Science in Business Administration from California State University.

Director Independence

The Company’s securities are not currently listed on a national securities exchange or interdealer quotation system which would require that the Board of Directors include a majority of directors that are “independent.” Furthermore, no member of our Board of Directors or appointee would qualify as an “independent” director as such term is defined in the Nasdaq Global Market listing standards.

Board Committees and Meetings

The Company does not maintain an audit committee, compensation committee or nominating committee, and the Board performs the functions of such committees. Because the Company will only have one director who owns a substantial number of the voting securities of the Company, the Board has determined that it is not necessary to have a standing nominating committee or procedures for submitting shareholder nominations. The Board has not established an audit or compensation committee for similar reasons. Furthermore, we have not designated any member of the Board of Directors as an audit committee financial expert because we are not required to do so at this time.

From October 1, 2010 through September 30, 2011, the Board of Directors held no meetings.  The Company has no formal policy with regard to Board members' attendance at annual meetings of security holders and the Company did not hold an annual meeting during the year ended September 30, 2011.

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee, and therefore such role is assumed by the entire board of directors.  None of the Company’s executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on the Company’s board of directors or Compensation Committee.  No member of the Company’s board of directors is an executive officer of a company in which one of the Company’s executive officers serves as a member of the board of directors or compensation committee of that company.

Compliance with Section 16(a) of the Exchange Act

Our common shares are registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of the copies of such forms furnished to us during the fiscal year ended September 30, 2011, the following were filed, but not timely:

Name	Type	Filed
John Preftokis	Form 3	July 8, 2011

Code of Ethics

We have adopted a code of ethics for our principal executive and financial officers.

Involvement in Certain Legal Proceedings

There are currently no material pending legal proceedings to which the Company is a party or of which any of its property is the subject, in which any of the above referenced directors or officers is a party adverse to the Company or has a material interest adverse to the Company.

Furthermore, during the past ten years, none of the Company's officers or directors described above were involved in any legal proceedings that are material to an evaluation of the ability or integrity of such directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Officers of the Company
In 2010, the Company did not pay compensation in any amount or of any kind to its executive officers. Beginning September 2011, the Company commenced paying its sole officer an amount of $1,000 per month in cash.  There are no stock options or other derivative securities outstanding.

No stock has been issued to any officer, employee or director of the Company except in their capacity as investors. We currently do not have a stock incentive plan for the benefit of officers, directors or employees, but our Board of Directors may recommend the adoption of such programs in the future.

Director Compensation

During 2010 and 2011, the directors of the Company were not compensated for their services as directors.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended September 30, 2011.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at September 30, 2011. No equity awards were made during the fiscal year ended September 30, 2011.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of November 30, 2011.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 23,650,000 shares of common stock outstanding at that date.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned
Named Executive Officers and Directors:
John Preftokis	4,859,700	20.6%
All directors & executive officers as a group (1 persons)	4,859,700	20.6%

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following information is provided as of September 30, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	-	-	-

Equity compensation plans not approved by shareholders	-	-	-

Total	-	-	-

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as set forth below, there were no material transactions, or series of similar transactions, during our Company’s last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the smaller reporting company's total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

In June 2011, John Preftokis, our President and Chief Executive Officer, acquired 4,859,700 shares of common stock for cash consideration of $200,400, of which $44,412 was paid to the Company for the purchase of 4,241,200 newly issued shares, and $155,988 to certain third party shareholders for the purchase of 418,500 shares of issued and outstanding Company common stock.  During August through September 2011, John Preftokis paid $1,619 in expenses to third parties on behalf of the Company.

During the years ended September 30, 2011 and September 30, 2010, two shareholders Michael Doolin and James Doolin loaned the Company aggregate amounts of $5,691 and $5,262, respectively.   These shareholder loans were paid in full as of September 30, 2011.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended September 30, 2011 and 2010:

Fee category	2011	2010

Audit fees	$7,585	$6,513
Audit-related fees	0	0
Tax fees	400	300
All other fees	0	0

Total fees	$7,985	$6,813

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits.  The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Articles of Incorporation*
3.2	Articles of Amendment to Articles of Incorporation*
3.3	Bylaws*
4.1	Common Stock Specimen*
31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission on December 21, 2011, formatted in Extensible Business Reporting language (XBRL); (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows and (iv) Notes to the Condensed Financial Statements.(1)

*  Filed herewith

(1)
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

Plan A Promotions, Inc.

Date:	December 22, 2011	By:	/s/ John Preftokis
John Preftokis
President and Director, Principal Executive Officer, Principal Financial Officer