Form 10-Q
period 2011-12-31
Plan A Promotions, Inc.
filed 2012-02-06
CIK 1341726

U. S. Securities and Exchange Commission

Washington, D.C. 20549
______________

FORM 10-Q
______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 00-51638
PLAN A PROMOTIONS, INC.
(Exact name of the issuer as specified in its charter)

Utah	16-1689008
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

3984 Washington Blvd. #342
Fremont, CA 94538
(Address of Principal Executive Offices)

(415) 800-4344
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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 6, 2012
Common Capital Voting Stock, $0.01 par value per share	23,650,000

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

December 31, 2011

C O N T E N T S

Condensed Balance Sheets	4
Condensed Statements of Operations	5
Condensed Statements of Cash Flows	6
Notes to Condensed Financial Statements	7

Plan A Promotions, Inc.
(A Development Stage Company)
Condensed Balance Sheets
As of December 31, 2011 and September 30, 2011

	12/31/2011	9/30/2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$69,670	$87,505
Prepaids	20,068	-
Total Current Assets	89,738	87,505
Total Assets	$89,738	$87,505
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$7,736	$543
Accrued Liabilities	100	100
Related-Party Payable - Note 3	1,619	1,619
Total Current Liabilities	9,455	2,262
Total Liabilities	$9,455	$2,262
Stockholders' Equity
Preferred Stock; par value ($0.01);	-	-
Authorized 5,000,000 shares
none issued or outstanding
Common Stock; par value ($0.01);	236,500	100,000
Authorized 50,000,000 shares; issued
and outstanding 23,650,000 and 10,000,000 respectively
Stock subscription receivable	-	(6,500)
Additonal paid in capital - shares to be issued	-	116,500
Paid-in Capital	35,260	35,260
Deficit Accumulated during the development stage	(191,477)	(160,017)
Total Stockholders' Equity	80,283	85,243
Total Liabilities and Stockholders' Equity	$89,738	$87,505

See accompanying notes to condensed financial statements.

Plan A Promotions, Inc.
 (A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended December 31, 2011 and 2010, and
For the Period from Inception through December 31, 2011
(Unaudited)

	For the	For the	Since
	Three Months	Three Months	Inception
	Ended	Ended	[12/12/03 -
	12/31/2011	12/31/2010	12/31/2011]
Revenues	$-	$-	$9,694
Revenues from Related Parties	-	-	2,346
Total Revenues	-	-	12,040
Cost of Sales	-	-	8,394
Cost of Sales to Related Parties	-	-	2,101
Total Cost of Sales	-	-	10,495
Gross Profit	-	-	1,545
General & Administrative Expenses	31,460	4,634	176,768
Net Loss from Operations	(31,460)	(4,634)	(175,223)
Other Income/(Expenses):
Interest Expense	-	(1,103)	(15,454)
Net Loss Before Income Taxes	(31,460)	(5,737)	(190,677)
Provision for Income Taxes	-	-	(800)
Net Loss	(31,460)	(5,737)	(191,477)
Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.09)
Weighted Average Shares Outstanding	14,302,717	1,200,000	2,194,780

See accompanying notes to condensed financial statements.

Plan A Promotions, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended December 31, 2011 and 2010, and
For the Period from Inception through December 31, 2011
(Unaudited)

	For the	For the	Since
	Three Months	Three Months	Inception
	Ended	Ended	[12/12/03 -
	12/31/2011	12/31/2010	12/31/2011]
Net Loss	(31,460)	(5,737)	(191,477)
Adjustments to reconcile net income/loss to net cash
From Operating Activities:
Depreciation			8,906
Changes in operating assets and liabilities:
(Increase)/Decrease in Prepaid Expenses	(20,068)	-	(20,068)
Increase/(Decrease) in Accounts Payable/Accrued Liabilities	7,193	4,224	7,836
Increase/(Decrease) in Accrued Interest/Related Party Payable	-	1,103	12,642
Net Cash From Operating Activities	(44,335)	(410)	(182,161)
Cash From Investing Activities
Purchase of Equipment	-	-	(7,406)
Net Cash From Investing Activities	-	-	(7,406)
Cash from Financing Activities
Issued Stock for Cash	26,500	-	259,237
Loan from Shareholders	-	-	41,769
Payment on Loans from Shareholders	-	410	(41,769)
Net Cash From Financing Activities	26,500	410	259,237
Net Increase/(Decrease) in cash	(17,835)	-	69,670
Beginning Cash Balance	87,505	-	-
Ending Cash Balance	$69,670	$-	$69,670
Supplemental Schedule of Cash Flow Activities
Cash paid for income taxes	$-	$-	$800
Cash paid for interest	$-	$-	$11,296
Related party debt forgiveness	$-	$-	$11,023
Property contributed by shareholder	$-	$-	$1,500

See accompanying notes to condensed financial statements.

Plan A Promotions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2011
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The results of operations for the period ended December 31, 2011, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During August through September 2011, John Preftokis, the Company’s sole officer and director since June 22, 2011 paid $1,619 in expenses to third parties on behalf of the Company.  The total amount of $1,619 remained outstanding as a related party payable as of December 31, 2011.

NOTE 4 – COMMON STOCK/PAID IN CAPITAL

As of September 30, 2011 there were 11,650,000 shares to be issued for gross proceeds of $116,500. The Company had received $110,000 as of September 30, 2011 and the remaining $6,500 was included as a stock subscription receivable.    In October 2011, the 11,650,000 shares were issued, and the $6,500 was received.

In October 2011, the Company sold 2,000,000 shares of common stock for $20,000 cash.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 6 - SUBSEQUENT EVENTS

On February 2, 2012, the Company paid a sum of $60,000 to a third party for consulting services.

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

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

We had no operations during the quarterly period ended December 31, 2011, nor do we have operations as of the date of this filing.  We had no sales during the three months ended December 31, 2011 and 2010. General and administrative expenses were $31,460 for the three months ended December 31, 2011, compared to $4,634 for the three months ended December 31, 2010. The increase in general and administrative expenses for the three months ended December 31, 2011 compared to the same period in 2010 was primarily attributed to (i) $4,932 in consulting fees paid to a third party, (ii) approximately $12,000 increase in legal expenses, (iii) approximately $7,000 increase in accounting fees, and (iv) $3,000 paid to our chief executive officer as compensation for service in 2011.

Liquidity and Capital Requirements

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our SEC reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.   As of December 31, 2011, we had $69,670 in cash. Since December, we paid $60,000 to a third party for consulting services.  We believe our current cash balance will be adequate to meet our foreseeable cash requirements for the next 30 days, but there is no guarantee.

The Company has no other sources of financing and will continue to rely on best efforts equity, equity equivalent, or debt financings and borrowings from related parties. There are no additional commitments from or assurances that we will be able to obtain additional capital on terms favorable to the Company or at all.  Failure to raise additional capital, on favorable terms or at all, will likely cause us to curtail or cease operations.  Our auditors have issued a going concern opinion for our financial statements due to their substantial doubt about our ability to continue as a going concern.

Off-balance Sheet Arrangements

None; not applicable

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our management concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

10.1	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2011.
31.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAN A PROMOTIONS, INC.
(Issuer)

Date:	02/6/2012	By:	/s/John Preftokis,
John Preftokis Principal Executive Officer, Principal Financial Officer, President and Director