Form 10-Q
period 2012-03-31
GULFSLOPE ENERGY, INC.
filed 2012-05-21
CIK 1341726

U. S. Securities and Exchange Commission

Washington, D.C. 20549
______________

FORM 10-Q
______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 000-51638

GULFSLOPE ENERGY, INC.
(Exact name of the issuer as specified in its charter)

Delaware	16-1689008
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

3984 Washington Blvd. #342
Fremont, CA 94538
(Address of Principal Executive Offices)

(415) 800-4344
(Issuer’s Telephone Number)

PLAN A PROMOTIONS, INC.
(Former name, former address and former fiscal year, if changed since last report)

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of April 30, 2012
Common Capital Voting Stock, $0.01 par value per share	23,650,000

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

March 31, 2012

C O N T E N T S

Condensed Balance Sheets	F-2
Condensed Statements of Operations	F-3
Condensed Statements of Cash Flows	F-4
Notes to Condensed Financial Statements	F-5

GulfSlope Energy, Inc. [fka Plan A Promotions, Inc.]
(A Development Stage Company)
Condensed Balance Sheets
As of March 31, 2012 and September 30, 2011
(Unaudited)

	3/31/2012	9/30/2011

Assets
Current Assets
Cash	$1,192	$87,505
Prepaids	13,818	-
Total Current Assets	15,010	87,505
Total Assets	$15,010	$87,505
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$8,647	$543
Accrued Liabilities	-	100
Related-Party Payable - Note 3	1,619	1,619
Total Current Liabilities	10,266	2,262
Total Liabilities	$10,266	$2,262
Stockholders' Equity
Preferred Stock; par value ($0.01);	-	-
Authorized 5,000,000 shares
none issued or outstanding
Common Stock; par value ($0.01);	236,500	100,000
Authorized 50,000,000 shares; issued
and outstanding 23,650,000 and 10,000,000 respectively
Stock subscription receivable	-	(6,500)
Additonal paid in capital - shares to be issued	-	116,500
Paid-in Capital	35,260	35,260
Deficit Accumulated during the development stage	(267,016)	(160,017)
Total Stockholders' Equity	4,744	85,243
Total Liabilities and Stockholders' Equity	$15,010	$87,505

See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc. [fka Plan A Promotions, Inc.]
 (A Development Stage Company)
Condensed Statements of Operations
For the Three and Six Months Ended March 31, 2012 and 2011, and
For the Period from Inception through March 31, 2012
(Unaudited)

	For the	For the	For the	For the	Since Inception
	Three Months	Three Months	Six Months	Six Months	[12/12/03]
	Ended	Ended	Ended	Ended	through
	3/31/2012	3/31/2011	3/31/2012	3/31/2011	3/31/2011
Revenues	$-	$-	$-	$-	$9,694
Revenues from Related Parties	-	-	-	-	2,346
Total Revenue	-	-	-	-	12,040
Cost of Sales	-	-	-	-	8,394
Cost of Sales to Related Parties	-	-	-	-	2,101
Total Cost of Sales	-	-	-	-	10,495
Gross Profit	-	-	-	-	1,545
General & Administrative Expenses	75,539	2,072	106,999	6,706	252,307
Net Loss from Operations	(75,539)	(2,072)	(106,999)	(6,706)	(250,762)
Other Income/(Expenses):
Interest Expense	-	(1,152)	-	(2,255)	(15,454)
Net Loss Before Income Taxes	(75,539)	(3,224)	(106,999)	(8,961)	(266,216)
Provision for Income Taxes	-	-	-	-	(800)
Net Loss	(75,539)	(3,224)	(106,999)	(8,961)	(267,016)
Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.10)
Weighted Average Shares Outstanding	23,650,000	1,200,000	14,459,890	1,200,000	2,554,028

See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc. [fka Plan A Promotions, Inc.]
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended March 31, 2012 and 2011, and
For the Period from Inception through March 31, 2012
(Unaudited)

	For the	For the	Since
	Six Months	Six Months	Inception
	Ended	Ended	[12/12/03 -
	3/31/2012	3/31/2011	3/31/2012]
Cash From Operating Activities
Net Loss	(106,999)	(8,961)	(267,016)
Adjustments to reconcile net income/loss to net cash
From Operating Activities:
Depreciation			8,906
Changes in operating assets and liabilities:
(Increase)/Decrease in Prepaid Expenses	(13,818)	-	(13,818)
Increase/(Decrease) in Accounts Payable/Accrued Liabilities	8,004	1,014	8,647
Increase/(Decrease) in Accrued Interest/Related Party Payable	-	2,255	12,642
Net Cash From Operating Activities	(112,813)	(5,692)	(250,639)
Cash From Investing Activities
Purchase of Equipment	-	-	(7,406)
Net Cash From Investing Activities	-	-	(7,406)
Cash from Financing Activities
Issued Stock for Cash	26,500	-	259,237
Loan from Shareholders	-	-	41,769
Payment on Loans from Shareholders	-	5,692	(41,769)
Net Cash From Financing Activities	26,500	5,692	259,237
Net Increase/(Decrease) in cash	(86,313)	-	1,192
Beginning Cash Balance	87,505	-	-
Ending Cash Balance	$1,192	$-	$1,192
Supplemental Schedule of Cash Flow Activities
Cash paid for income taxes	$-	$-	$900
Cash paid for interest	$-	$-	$11,296
Related party debt forgiveness	$-	$-	$11,023
Property contributed by shareholder	$-	$-	$1,500

See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc. [fka Plan A Promotions, Inc.]
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2012
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The results of operations for the period ended March 31, 2012, are not necessarily indicative of the operating results for the full year.

NOTE 2 - LIQUIDITY/GOING CONCERN

The Company does not have significant assets, nor has it established operations, and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

During August through September 2011, John Preftokis, the Company’s sole officer and director since June 22, 2011 paid $1,619 in expenses to third parties on behalf of the Company.  The total amount of $1,619 remained outstanding as a related party payable as of March 31, 2012.

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

NOTE 6 - SUBSEQUENT EVENTS

Effective April 13, 2012, the Company completed its reincorporation in the State of Delaware from the State of Utah.  The reincorporation was effected by the merger of Plan A Promotions, Inc. ("Plan A") with and into GulfSlope Energy, Inc., a newly formed, wholly owned Delaware subsidiary.  As of the effective time of the reincorporation merger, Plan A ceased to exist as a separate entity with GulfSlope being the surviving entity.  Each outstanding share of common stock of Plan A was automatically converted into one share of GulfSlope common stock.  The par value of GulfSlope common stock and preferred stock is now $0.001 per share.  Furthermore, the number of authorized shares of common stock was increased from 50,000,000 to 750,000,000 and the number of authorized shares of preferred stock was increased from 5,000,000 to 50,000,000.

Effective May 1, 2012, the Company entered into a one-year consulting agreements with two third party consultants pursuant to which they will provide advice to the board of directors relating to certain of the Company’s strategic and business development activities.  In consideration for providing the consulting services, the consultants received 50 million shares each of the Company’s common stock.

On May 1, 2012, the Company issued 20 million shares of common stock to John Preftokis, its President and Chief Executive Officer, for services rendered.

On May 1, 2012, the Company issued 10 million shares of common stock to a third party for services rendered.

On May 1, 2012, the Company issued a promissory note in the original principal amount of $7,200 to a shareholder of the Company.  The note bears interest at 10% per annum and is due and payable upon the earlier of (i) June 1, 2012 and (ii) the closing of an equity or equity equivalent financing resulting in gross proceeds of at least $500,000.  The outstanding principal due under the note is convertible at any time into shares of Company common stock at a conversion price of $0.01 per share.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

We had no operations during the quarterly period ended March 31, 2012, nor do we have operations as of the date of this filing.  We had no sales during the three months ended March 31, 2012 and 2011. General and administrative expenses were $75,539 for the three months ended March 31, 2012, compared to $2,072 for the three months ended March 31, 2011. The increase in general and administrative expenses of approximately $73,000 for the three months ended March 31, 2012 compared to the same period in 2011 was primarily attributed to $66,250 in consulting fees incurred in 2012.  We had a net loss of $75,539 for the March 31, 2012, period compared to a net loss of $3,224 for the March 31, 2011, period.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

We had no operations during the six month period ended March 31, 2012, nor do we have operations as of the date of this filing.  In the six month period ended March 31, 2012, we had sales of $0, compared to the six month period ended March 31, 2011, with sales of $0. General and administrative expenses were $106,999 for the six months ended March 31, 2012, compared to $6,706 for the March 31, 2011 six month period. General and administrative expenses for the six months ended March 31, 2012, were comprised mainly of consulting, accounting and legal services fees. The increase in general and administrative expenses of approximately $100,000 for the 2012 six month period over the 2011 six month period was due to approximately $71,000 in consulting fees incurred in 2012, and we had an increase in accounting and legal expenses. We had a net loss of $106,999 for the March 31, 2012, period compared to a net loss of $8,961 for the March 31, 2011, period.

 Liquidity and Capital Requirements

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our SEC reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.   As of March 31, 2012, we had $1,192 in cash. Since March 31, 2012, we borrowed $7,200 from a shareholder to pay certain administrative expenses.  We believe we will need to borrow additional funds or raise capital to meet our financial obligations going forward.

Future equity financings may be dilutive to our stockholders, and the terms of future equity financings may include preferences or rights superior to our common stock.  Debt financings may involve a pledge of assets and will rank senior to our common stock.  We have historically financed our operations through best efforts private debt and equity financing.  The Company has no other sources of financing and will continue to rely on best efforts equity, equity equivalent, or debt financings and borrowings from related parties. There are no additional commitments from or assurances that we will be able to obtain additional capital on terms favorable to the Company or at all.  Failure to raise additional capital, on favorable terms or at all, will likely cause us to curtail or cease operations.  Our auditors have issued a going concern opinion for our financial statements due to their substantial doubt about our ability to continue as a going concern.

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

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our management concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Limitations on the Effectiveness of Controls

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company's principal executive officer and principal financial officer have determined that as of March 31, 2012, there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None; not applicable.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting language (XBRL); (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows and (iv) Notes to the Condensed Financial Statements(2)

(1)	Filed herewith.
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

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	05/21/2012	By:	/s/John Preftokis,
John Preftokis Principal Executive Officer, Principal Financial Officer, President and Director