Form 10-Q
period 2012-06-30
GULFSLOPE ENERGY, INC.
filed 2012-08-14
CIK 1341726

U. S. Securities and Exchange Commission

Washington, D.C. 20549
______________
FORM 10-Q
______________
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2012

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 10, 2012
Common Capital Voting Stock, $0.001 par value per share	235,150,000

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

June 30, 2012

C O N T E N T S

Condensed Balance Sheets	4
Condensed Statements of Operations	5
Condensed Statements of Cash Flows	6
Notes to Condensed Financial Statements	7

GulfSlope Energy, Inc. [fka Plan A Promotions, Inc.]
(A Development Stage Company)
Condensed Balance Sheets
As of June 30, 2012 and September 30, 2011
(Unaudited)

	6/30/2012	9/30/2011

Assets
Current Assets
Cash	$550,282	$87,505
Prepaids	483,125	-
Total Current Assets	1,033,407	87,505
Total Assets	$1,033,407	$87,505
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$22,670	$543
Accrued Liabilities	-	100
Related-Party Payable - Note 3	-	1,619
Total Current Liabilities	22,670	2,262
Total Liabilities	$22,670	$2,262
Stockholders' Equity
Preferred Stock; par value ($0.001);	-	-
Authorized 50,000,000 shares
none issued or outstanding
Common Stock; par value ($0.001);	230,150	10,000
Authorized 750,000,000 shares; issued
and outstanding 230,150,000 and 10,000,000 respectively
Stock subscription receivable	-	(6,500)
Additional paid in capital - shares to be issued	50,000	116,500
Paid-in Capital	2,106,610	125,260
Deficit Accumulated during the development stage	(1,376,023)	(160,017)
Total Stockholders' Equity	1,010,737	85,243
Total Liabilities and Stockholders' Equity	$1,033,407	$87,505

See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc. [fka Plan A Promotions, Inc.]
 (A Development Stage Company)
Condensed Statements of Operations
For the Three and Nine Months Ended June 30, 2012 and 2011, and
For the Period from Inception through June 30, 2012
(Unaudited)

	For the	For the	For the	For the	Since Inception
	Three Months	Three Months	Nine Months	Nine Months	[12/12/03]
	Ended	Ended	Ended	Ended	through
	6/30/2012	6/30/2011	6/30/2012	6/30/2011	6/30/2012
Revenues	$-	$-	$-	$-	$9,694
Revenues from Related Parties	-	-	-	-	2,346
Total Revenue	-	-	-	-	12,040
Cost of Sales	-	-	-	-	8,394
Cost of Sales to Related Parties	-	-	-	-	2,101
Total Cost of Sales	-	-	-	-	10,495
Gross Profit	-	-	-	-	1,545
General & Administrative Expenses	1,108,947	26,160	1,215,946	32,865	1,361,254
Net Loss from Operations	(1,108,947)	(26,160)	(1,215,946)	(32,865)	(1,359,709)
Other Income/(Expenses):
Interest Expense	(60)	(952)	(60)	(3,207)	(15,514)
Net Loss Before Income Taxes	(1,109,007)	(27,112)	(1,216,006)	(36,072)	(1,375,223)
Provision for Income Taxes	-	-	-	-	(800)
Net Loss	(1,109,007)	(27,112)	(1,216,006)	(36,072)	(1,376,023)
Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)	$(0.32)
Weighted Average Shares Outstanding – Basic and Diluted	64,996,154	1,973,626	34,243,248	1,457,875	4,358,325

See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc. [fka Plan A Promotions, Inc.]
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended June 30, 2012 and 2011, and
For the Period from Inception through June 30, 2012
(Unaudited)

	For the	For the	Since
	Nine Months	Nine Months	Inception
	Ended	Ended	[12/12/03 -
	6/30/2012	6/30/2011	6/30/2012]
Cash From Operating Activities
Net Loss	(1,216,006)	(36,072)	(1,376,023)
Adjustments to reconcile net income/loss to net cash
From Operating Activities:
Depreciation			8,906
Stock issued for services	1,350,000		1,350,000
Changes in operating assets and liabilities:
(Increase)/Decrease in Prepaid Expenses	(483,125)	-	(483,125)
Increase/(Decrease) in Accounts Payable/Accrued Liabilities	22,027	(7,758)	22,670
Increase/(Decrease) in Accrued Interest/Related Party Payable	(1,619)	(8,092)	11,023
Net Cash From Operating Activities	(328,723)	(51,922)	(466,549)
Cash From Investing Activities
Purchase of Equipment	-	-	(7,406)
Net Cash From Investing Activities	-	-	(7,406)
Cash from Financing Activities
Issued Stock for Cash	791,500	88,000	1,024,237
Loan from Shareholders	7,200	5,691	48,969
Payment on Loans from Shareholders	(7,200)	(41,769)	(48,969)
Net Cash From Financing Activities	791,500	51,922	1,024,237
Net Increase/(Decrease) in cash	462,777	-	550,282
Beginning Cash Balance	87,505	-	-
Ending Cash Balance	$550,282	$-	$550,282
Supplemental Schedule of Cash Flow Activities
Cash paid for income taxes	$-	$-	$800
Cash paid for interest	$60	$11,296	$11,356
Related party debt forgiveness	$-	$11,023	$11,023
Property contributed by shareholder	$-	$-	$1,500
Stock issued for prepaid services	$550,000	$-	$550,000

See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc. [fka Plan A Promotions, Inc.]
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2012
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The results of operations for the period ended June 30, 2012, are not necessarily indicative of the operating results for the full year.

NOTE 2 - LIQUIDITY/GOING CONCERN

The Company’s plan  of operation for the next twelve  months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.   However, the Company does not currently have significant assets, nor has it established operations, and has accumulated losses since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

During August through September 2011, John Preftokis, the Company’s former officer and director, paid $1,619 in expenses to third parties on behalf of the Company.  The amount was paid in full on June 6, 2012.

On June 22, 2012, subsequent to the date of his resignation as an officer and director of the Company, the Company entered into a one-year consulting agreement with John Preftokis.  In consideration for entering into the consulting agreement, Mr. Preftokis was issued 5 million shares of Company common stock.  See note 4.

On May 1, 2012, James Askew, a shareholder and currently the Company’s sole officer and director, loaned the Company the sum of $7,200.  The Company issued a promissory note in the original principal amount of $7,200.  The note bore interest at 10% per annum and was due and payable upon the earlier of (i) June 1, 2012 and (ii) the closing of an equity or equity equivalent financing resulting in gross proceeds of at least $500,000.  The outstanding principal due under the note was convertible at any time into shares of Company common stock at a conversion price of $0.01 per share.   The Company paid the principal and all accrued interest in full in cash on June 21, 2012.

In May 2012, the Company and Mr. Askew entered into a consulting agreement pursuant to which Mr. Askew would provide the Company’s board of directors advice relating to certain of the Company’s strategic and business development activities (at a high level), including business development financing, and corporate strategy.  In consideration for entering into the consulting agreement, Mr. Askew was issued 50 million shares of the Company’s common stock.  Mr. Askew’s obligations under the consulting agreement have been replaced and superseded as described in Note 5 – Officers and Directors below.

In May 2012, the Company and John B. Connally III entered into a consulting agreement pursuant to which Mr. Connally would provide the Company’s board of directors advice relating to certain of the Company’s strategic and business development activities (at a high level), including business development financing, and corporate strategy.  In consideration for entering into the consulting agreement, Mr. Connally was issued 50 million shares of the Company’s common stock, and as a result of such issuance, Mr. Connally now holds in excess of 10% of our outstanding shares of common stock.  See note 4.

On June 21, 2012, James Askew was appointed as the Company’s President, Chief Executive Officer, Secretary, Treasurer, and as Chairman of the board of directors.  In connection with the appointment of Mr. Askew, the Company and Mr. Askew entered into a n employment agreement, dated effective June 21, 2012, pursuant to which Mr. Askew has agreed to serve in the capacities set forth above for a period of three (3) years.  The agreement may be terminated by the Company without cause upon 90 days written notice.  Under the agreement, Mr. Askew will be paid a base salary of $300,000 per year, and will be eligible to receive bonuses at the discretion of the Company’s board of directors.  The agreement also entitled Mr. Askew to participate in the Company’s benefit plans.  The Company also paid Mr. Askew a one-time cash sign-on bonus of $100,000.  The agreement does not provide for any severance payments upon termination of the agreement by the Company, other than provisions for the reimbursement of accrued expenses and unpaid base compensation.  The agreement also contains confidentiality provisions consistent with his fiduciary duties owed to the Company.  This employment agreement replaced and superseded Mr. Askew’s consulting agreement entered into in May 2012 (see description of the May 2012 consulting agreement above in this Note 3).   The 50,000,000 shares issued to Mr. Askew were unaffected by the replacement of the May 2012 consulting agreement with the June 2012 employment agreement.

NOTE 4 – COMMON STOCK/PAID IN CAPITAL

As of September 30, 2011 there were 11,650,000 shares to be issued for gross proceeds of $116,500. The Company had received $110,000 as of September 30, 2011 and the remaining $6,500 was included as a stock subscription receivable.    In October 2011, the 11,650,000 shares were issued, and the $6,500 was received.  The shares were issued private placement in reliance upon the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), and Regulation D promulgated thereunder.

In October 2011, the Company sold 2,000,000 shares of common stock for $20,000 cash in a private placement in reliance upon the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Effective April 13, 2012, the Company completed a reincorporation in the State of Delaware from the State of Utah.  The reincorporation was effected by the merger of Plan A with and into GulfSlope Energy, Inc., a newly formed, wholly owned Delaware subsidiary.  As of the effective time of the reincorporation merger, Plan A ceased to exist as a separate entity with GulfSlope being the surviving entity.  Each outstanding share of common stock of Plan A was automatically converted into one share of GulfSlope common stock.  The par value of GulfSlope common stock and preferred stock changed from $0.01 per share to $0.001 per share.  In addition, the number of authorized shares of common stock was increased from 50,000,000 to 750,000,000 and the number of authorized shares of preferred stock was increased from 5,000,000 to 50,000,000.  These financial statements and related notes five retroactive effect to the change in par value.

On May 1, 2012, the Company issued 20,000,000 shares of common stock to John Preftokis, the Company’s former President and Chief Executive Officer, for services rendered valued at $200,000 or $0.01 per share.

On May 1, 2012, the Company issued 10,000,000 shares of common stock to five third parties for services rendered valued at $100,000 or $0.01 per share.

On May 1, 2012, the Company issued 50,000,000 shares of common stock to a third party for services rendered pursuant to a one-year consulting agreement. This agreement was valued at $500,000 or $0.01 per share.  As of June 30, 2012, $83,333 has been expensed with $416,667 recorded as a prepaid expense.

On May 1, 2012, the Company issued 50,000,000 shares of common stock to James Askew, its current President and Chief Executive Officer, for services rendered pursuant to a one-year consulting agreement.  This agreement was valued at $500,000 or $0.01 per share.  See Note 5.

In May and June 2012, the Company sold 76,500,000 shares of common stock for $765,000 cash in a private placement in reliance upon the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 22, 2012, the Company entered into a one-year consulting agreement with John Preftokis, the Company’s former President and Chief Executive Officer, which obligated the Company to issue 5,000,000 shares to Mr. Preftokis.   The shares had not been issued as of June 30, 2012 and were included in additional paid in capital – shares to be issued.  This agreement was valued at $50,000, or $0.01 per share.  As of June 30, 2012, $1,111 has been expensed with $48,889 recorded as a prepaid expense.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 6 - SUBSEQUENT EVENTS

On July 16, 2012, the Company issued 5,000,000 shares to John Preftokis, the Company’s former President and Chief Executive Officer, pursuant to a consulting agreement as noted in Note 4 above.

In July 2012, Mr. Connally’s consulting agreement described in Note 4 was amended, and in consideration for the significant amount of time Mr. Connally has and will devote to the Company, the Company agreed to pay Mr. Connally a $25,000 cash retainer and a monthly cash consulting fee of $10,000 per month beginning July 1, 2012.

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

Plan of Operations

Our plan of operation for the next twelve  months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

We had no operations during the quarterly period ended June 30, 2012, nor do we have operations as of the date of this filing.  We had no sales during the three months ended June 30, 2012 and 2011. General and administrative expenses were $1,108,947 for the three months ended June 30, 2012, compared to $26,160 for the three months ended June 30, 2011. The increase in general and administrative expenses of approximately $1,083,000 for the three months ended June 30, 2012 compared to the same period in 2011 was primarily attributed to:

•	approximately $416,000 in consulting fees (primarily paid in the form of stock issued to third parties) incurred in 2012,
•
$628,000 in salaries (primarily attributed to compensation to the current Chief Executive Officer composed of $500,000 value in common stock, a $100,000 cash sign on bonus, and a one month $25,000 cash salary payment) incurred in 2012, and

•	approximately $40,000 in legal professional fees in relation to our company’s reorganization in 2012.

We had a net loss of $1,109,007 for the June 30, 2012, period compared to a net loss of $27,112 for the June 30, 2011, period.     The increase in net loss of approximately $1,082,000 was primarily attributable to the aforementioned increase in general and administrative expenses.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

We had no operations during the nine month period ended June 30, 2012, nor do we have operations as of the date of this filing. We had no sales during the nine month periods ended June 30, 2012 and June 30, 2011.  General and administrative expenses were $1,215,946 for the nine months ended June 30, 2012, compared to $32,865 for the June 30, 2011 nine month period.  The increase in general and administrative expenses of approximately $1,183,000 for the nine months ended June 30, 2012 compared to the same period in 2011 was primarily attributed to:

•	approximately $487,000 in consulting fees (primarily paid in the form of stock issued to third parties) incurred in 2012,
•
$634,000 in salaries (primarily attributed to compensation to the current Chief Executive Officer composed of $500,000 value in common stock, a $100,000 cash sign on bonus, and a one month $25,000 cash salary payment)incurred in 2012, and

•	approximately $63,000 in legal professional fees in relation to our company’s reorganization in 2012.

 We had a net loss of $1,216,006 for the June 30, 2012, period compared to a net loss of $36,072 for the June 30, 2011, period.  The increase in net loss of approximately $1,180,000 was primarily attributable to the aforementioned increase in general and administrative expenses.

 Liquidity and Capital Requirements

During the next 12 months, our foreseeable cash requirements will primarily relate to 1) maintaining our good standing; the payment of our SEC reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture, 2) compensation of our sole officer and a third party consultant,  and 3) maintaining our good standing as a corporation in our state of organization.   However, if we acquire assets or launch operations, we may need to raise additional capital.   As of June 30, 2012, we had $550,282 in cash.

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

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our management concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company's principal executive officer and principal financial officer have determined that as of June 30, 2012, there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None; not applicable.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

10.1	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 6, 2012.
10.2
Employment Agreement, dated effective June 21, 2012, by and between the Company and James M. Askew, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on June 25, 2012.

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

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	08/14/2012	By:	/s/James M. Askew,
James M. Askew, Principal Executive Officer, Principal Financial Officer, President and Director