Form 10-K
period 2012-09-30
GULFSLOPE ENERGY, INC.
filed 2012-12-31
CIK 1341726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2012

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-51638
GULFSLOPE ENERGY, INC.
(Exact name of the issuer as specified in its charter)

Delaware	16-1689008
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

3 Riverway, Suite 1800
Houston,Texas 77056
(Address of Principal Executive Offices)

(713) 942-6639
(Issuer’s Telephone Number)

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

The market value of the voting stock held by non-affiliates was $11,274,180 based on 18,790,000 shares held by non-affiliates. These computations are based upon the closing bid price of $0.60 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) on March 30, 2012.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of December 14, 2012
Common Capital Voting Stock, $0.001 par value per share	235,150,000

Documents incorporated by reference: None

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “GulfSlope Energy,” “GulfSlope Energy,” the “Company,” “we,” “us,” and “our” refer to “GulfSlope Energy, Inc.,” the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the markets in which GulfSlope Energy may participate, competition within GulfSlope Energy’s chosen industry, technological advances and failure by us to successfully develop business relationships.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 1. BUSINESS

Business Development

Historical Business Developments of GulfSlope Energy

The Company was incorporated under the laws of the State of Utah on December 12, 2003, as "Lostwood Professional Services, Inc." On July 21, 2004, the Company changed its name to "Plan A Promotions, Inc."  In June 2011, the Company and certain of its shareholders sold an aggregate of 9,700,000 shares of the Company’s common stock to certain accredited investors.  In connection with the sale of the shares, the Company’s then-current officers and directors resigned, and new management was appointed, resulting in a change of control.  Following the change of control, in April 2012 the Company changed its state of incorporation from the State of Utah to the State of Delaware, and changed its name to GulfSlope Energy, Inc.

The Company's operations during the year ended September 30, 2012, generated no revenue. The Company's general and administrative expenses for the year ended September 30, 2012, were approximately $1.5 million, resulting in an operating loss of approximately $1.5 million, and a net loss of $1.5 million after accounting for interest expense of $60.

The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended September 30, 2012, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations.

Description of Business

The Company was originally involved in the value-added reseller market, specializing in promotional merchandise and apparel, employee recognition and incentive programs, business gifts and marketing expertise. The Company is no longer actively involved in the promotional merchandise industry. We are currently seeking potential assets, property or businesses to acquire, in a business combination, by reorganization, merger or acquisition. We have had no material business operations since approximately December, 2006. Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence operations through funding and/or the acquisition or business combination with a “going concern” engaged in any industry selected. We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and we will be unable to do so until we determine the particular industry in which we may conduct business operations.

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

The 2008 amendments to Rule 144 adopted by the SEC codify the SEC’s prior position limiting the tradability of certain securities of shell companies, including those issued by us in any business combination, and further limit the tradability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desires to utilize us as a means of going public. See the heading “Rule 144” in Part II, Item 5, for a discussion of the general requirements of Rule 144 and the limitations of Rule 144 with respect to shell companies.

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

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of our management in the future for services that they may perform for us. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a business combination, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders.   We currently have an employment agreement with James M. Askew, our chief executive officer, pursuant to which Mr. Askew is eligible to receive discretionary bonuses, which may include shares of our common stock or options to acquire shares of our common stock, at the discretion of the board.  Except for our agreement with Mr. Askew, there are presently no preliminary agreements or understandings between us and members of our management respecting equity based compensation. Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or could not be publicly sold until 12 months after we file the Form 10 information about the business combination with the SEC as now required by SEC Form 8-K. These provisions could further inhibit our ability to complete any business combination where finders or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash rather than our shares or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them. These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our stockholders retain following any such transaction, by reason of the increased expense.

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

Our chief executive officer is our sole employee.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors.

ITEM 2. PROPERTIES

Our Company has no assets, property or business. See Part I, Item 1. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Delaware. These activities have consumed an insignificant amount of management’s time.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company shares are traded on the OTC Bulletin Board under the symbol is “GSPE”. The Company shares have been quoted on the OTC Bulletin Board since December 20, 2006.

Set forth below are the high and low bid prices for our common stock for each quarter of 2012 and 2011 as reported by the OTCBB. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High Bid	Low Bid

July 1, 2012 through September 30, 2012	$0.40	$0.40
April 1, 2012 through June 30, 2012	$1.20	$0.20
January 1, 2012 through March 31, 2012	$0.60	$0.60
October 1, 2011 through December 31, 2011	$1.05	$0.60

Period	High Bid	Low Bid

July 1, 2011 through September 30, 2011	$1.00	$0.85
April 1, 2011 through June 30, 2011	$1.11	$0.55
January 1, 2011 through March 31, 2011	$1.10	$0.30
October 1, 2010 through December 31, 2010	$0.30	$0.30

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

The number of record holders of the Company’s common stock, as of December 14, 2012, is approximately 130.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.  The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred.  You should read this discussion and analysis together with such financial statements and the notes thereto.

Overview

Other than maintaining its good corporate standing in its state of incorporation and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the three most recent calendar years.

Results of Operations

We had no operations during the twelve month period ended September 30, 2012, nor do we have operations as of the date of this filing. We had no sales during the twelve month periods ended September 30, 2012 and September 30, 2011.  General and administrative expenses were approximately $1.5 million for the twelve months ended September 30, 2012, compared to $57,355 for the twelve months ended September 30, 2011.  The increase in general and administrative expenses of approximately $1.4 million for the twelve months ended September 30, 2012 compared to the twelve months ended September 30, 2011 was primarily attributed to:

•	approximately $0.7 million in consulting fees (primarily paid in the form of stock issued to third parties) incurred in 2012,
•
$0.7 million in salaries expense (primarily attributed to compensation to the current Chief Executive Officer composed of $500,000 value in common stock, a $100,000 cash sign on bonus, and $100,000 in total cash salary payments for four months of employment) incurred in 2012, and

•	approximately $0.1 million in legal professional fees in relation to our Company’s reorganization in 2012.

           We had a net loss of approximately $1.5 million for the twelve months ended September 30, 2012, compared to a net loss of $60,830 for the twelve months ended September 30, 2011, period.  The increase in net loss of approximately $1.5 million was primarily attributable to the aforementioned increase in general and administrative expenses.

The basic loss per share for the twelve months ended September 30, 2012, was $0.02, compared to a net loss per share of $0.02 for the twelve months ended September 30, 2011.

The Company’s fiscal 2012 cash decrease due to its operating loss was approximately $0.5 million, with the remaining portion of the operating loss being attributed to approximately $1 million in non-cash expense related to the issuance of stock for services.    The portion of the operating loss related to cash disbursements was offset by an increase in cash associated with the Company raising capital.   During the twelve months ended September 30, 2012, the Company sold 78,500,000 shares of common stock for $785,000 cash.   At September 30, 2012, the Company’s assets consist of $423,009 cash and $329,373 in prepaid expenses.   At September 30, 2011, the Company’s only assets composed of $87,505 cash.    See the Financial Statements and Supplementary Data, Item 8 of this Annual Report.  We have limited working capital, and currently have no means of earning income.

Plan of Operation

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

Liquidity and Capital Resources

At of September 30, 2012, the Company has current assets of $752,382, current liabilities of $62,914, resulting in a working capital surplus of $689,469.  We currently have no sources of revenue or credit facilities upon which we can draw to fund operations.  We will require a minimum of $700,000 to fund operations during fiscal year 2013, comprised of the following: (i) 420,000 to fund obligations under existing employment and consulting agreements and (ii) and $280,000 for general working capital purposes based on our current burn rate.  This will require that we raise a minimum of 500,000 during fiscal year 2013 to fund these expenses.

The Company has no sources of revenue and will continue to rely on best efforts equity, equity equivalent or debt financings and borrowings from shareholders to fund operations. Future equity financings may be dilutive to our stockholders, and the terms of future equity financings may include preferences or rights superior to our common stock.  Debt financings may involve a pledge of assets (if any) and will rank senior to our common stock.  There can be no assurance that we will be able to raise additional capital on terms favorable to the Company or at all.  Failure to raise additional capital, on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.  [Our auditors have issued a going concern opinion for our financial statements due to their substantial doubt about our ability to continue as a going concern.]

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements of any kind for the year ended September 30, 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GulfSlope Energy, Inc.
[A Development Stage Company]

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	15
Balance Sheets - September 30, 2012 and 2011	16
Statements of Operations for the Years Ended September 30, 2012 and 2011 and for the period from inception [December 12, 2003] through September 30, 2012	17
Statement of Stockholders’ Equity for the period from inception [December 12, 2003] through September 30, 2012	18
Statements of Cash Flows for the Years Ended September 30, 2012 and 2011 and for the period from inception [December 12, 2003] through September 30, 2012	19
Notes to the Financial Statements	20 - 24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

GulfSlope Energy, Inc. [a development stage company]

We have audited the accompanying balance sheets of GulfSlope Energy, Inc. [a development stage company] as of September 30, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2012 and 2011, and for the period from inception [December 12, 2003] through September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GulfSlope Energy, Inc. [a development stage company] as of September 30, 2012 and 2011, and the results of its operations and cash flows for the years ended September 30, 2012 and 2011, and for the period from inception through September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has established no significant operations or revenue sources during the period from inception through September 30, 2012. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC
Salt Lake City, Utah
December 31, 2012

GulfSlope Energy, Inc. [fka Plan A Promotions, Inc.]
(A Development Stage Company)

BALANCE SHEETS

September 30, 2012 and 2011
	September 30,
	2012	2011
Assets
Current Assets
Cash	$423,009	$87,505
Prepaid Expenses	329,373	-
Total Current Assets	752,382	87,505
Total Assets	$752,382	$87,505

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$31,731	$543
Accrued Liabilities	-	100
Related-Party Payable	31,183	1,619
Total Current Liabilities	62,914	2,262
Total Liabilities	62,914	2,262
Stockholders' Equity
Preferred Stock; par value ($0.001);	-	-
Authorized 50,000,000 shares
none issued or outstanding
Common Stock; par value ($0.001);
Authorized 750,000,000 shares; issued
and outstanding 235,150,000 and 10,000,000, respectively	235,150	100,000
Stock Subscription Receivable	-	(6,500)
Additional Paid in Capital – Shares to be issued	-	116,500
Additional Paid-in Capital	2,151,610	35,260
Deficit Accumulated during the development stage	(1,697,292)	(160,017)
Total Stockholders' Equity	689,468	85,243
Total Liabilities and Stockholders' Equity	$752,382	$87,505

See accompanying notes to financial statements

GulfSlope Energy, Inc. [fka Plan A Promotions, Inc.]
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the years ended September 30, 2012 and 2011 and for the
period from Inception [December 12, 2003] through September 30, 2012

			Since Inception
			[December 12,
	For the Year Ended	For the Year Ended	2003] through
	September 30, 2012	September 30, 2011	September 30, 2012

Revenues	$-	$-	$9,694
Revenues from Related Parties	-	-	2,346
Total Revenue	-	-	12,040
Cost of Sales	-	-	8,394
Cost of Sales to Related Parties	-	-	2,101
Total Cost of Sales	-	-	10,495
Gross Profit	-	-	1,545
General & Administrative Expenses	1,537,215	57,355	1,682,523
Net Loss from Operations	(1,537,215)	(57,355)	(1,680,978)
Other Income/(Expenses):
Interest Expense	(60)	(3,375)	(15,514)
Net Loss Before Income Taxes	(1,537,275)	(60,730)	(1,696,492)
Provision for Income Taxes	-	(100)	(800)
Net Loss	$(1,537,275)	$(60,830)	$(1,697,292)
Loss Per Share - Basic and Diluted	$(0.02)	$(0.02)	$(0.16)
Weighted Average Shares Outstanding - Basic and Diluted	83,487,568	3,610,959	10,819,549

See accompanying notes to financial statements

GulfSlope Energy, Inc. [fka Plan A Promotions, Inc.]
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIT)

For the period from Inception [December 12, 2003]
through September 30, 2012

	Common		Additional Paid-in	Common Shares To	Additional Paid-in Capital Common Shares	Subscription	Accumulated	Net Stockholders
	Shares	Amount	Capital	Be Issued	To Be Issued	Receivable	Deficit	Equity

Balance, December 12, 2003 (Inception)	-	$-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	1,200,000	1,200	33,537	-	-	-	-	34,737
Property contributed by shareholder	-	-	1,500				-	1,500
Net loss from inception on December 12, 2003								-
through September 30, 2004	-	-	-	-	-	-	(3,400)	(3,400)
Balance, September 30, 2004	1,200,000	1,200	35,037	-	-	-	(3,400)	32,837
Net loss for the year ended September 30, 2005	-	-	-	-	-	-	(11,324)	(11,324)
Balance, September 30, 2005	1,200,000	1,200	35,037	-	-	-	(14,724)	21,513
Net loss for the year ended September 30, 2006	-	-	-	-	-	-	(21,682)	(21,682)
Balance, September 30, 2006	1,200,000	1,200	35,037	-	-	-	(36,406)	(169)
Net loss for the year ended September 30, 2007	-	-	-	-	-	-	(18,256)	(18,256)
Balance, September 30, 2007	1,200,000	1,200	35,037	-	-	-	(54,662)	(18,425)
Net loss for the year ended September 30, 2008	-	-	-	-	-	-	(21,674)	(21,674)
Balance, September 30, 2008	1,200,000	1,200	35,037	-	-	-	(76,336)	(40,099)
Net loss for the year ended September 30, 2009	-	-	-	-	-	-	(11,289)	(11,289)
Balance, September 30, 2009	1,200,000	1,200	35,037	-	-	-	(87,625)	(51,388)
Net loss for the year ended September 30, 2010	-	-	-	-	-	-	(11,562)	(11,562)
Balance, September 30, 2010	1,200,000	1,200	35,037	-	-	-	(99,187)	(62,950)
Related party debt forgiveness	-	-	11,023	-	-	-	-	11,023
Common stock issued for cash	8,800,000	8,800	79,200	-	-	-	-	88,000
Additional paid in capital – shares to be issued	-	-	-	11,000,000	110,000	-	-	110,000
Common stock to be issued	-	-	-	650,000	6,500	(6,500)	-	-
Net loss for the year ended September 30, 2011	-	-	-	-	-	-	(60,830)	(60,830)
Balance, September 30, 2011	10,000,000	$10,000	$125,260	11,650,000	$116,500	$(6,500)	$(160,017)	$85,243

Shares issued from common shares to be issued	11,650,000	11,650	104,850	(11,650,000)	(116,500)	6,500		6,500
Common stock issued for cash	78,500,000	78,500	706,500					785,000
Shares issued for services	135,000,000	135,000	1,215,000					1,350,000
Net loss for the twelve months ended Sept 30, 2012	-	-	-	-	-	-	(1,537,275)	(1,537,275)
Balance, Sept 30, 2012	235,150,000	$235,150	$2,151,610	-	$-	$-	$(1,697,292)	$689,468

See accompanying notes to financial statements

GulfSlope Energy, Inc. [fka Plan A Promotions, Inc.]
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the years ended September 30, 2012 and 2011 and for the
period from Inception [December 12, 2003] through September 30, 2012

			Since Inception
			[December 12,
	For the Year Ended	For the Year Ended	2003] through
	September 30, 2012	September 30, 2011	September 30, 2012

Net Loss	$(1,537,275)	$(60,830)	$(1,697,292)
Adjustments to reconcile net loss to net cash
From Operating Activities:
Depreciation	-	-	8,906
Stock issued for services	1,350,000	-	1,350,000
Changes in operating assets and liabilities:
(Increase)/Decrease in Prepaid Expenses	(329,373)	-	(329,373)
Increase/(Decrease) in Accounts Payable/Accrued Liabilities	31,089	(7,115)	31,732
Increase/(Decrease) in Accrued Interest/Related Party Payable	29,563	(6,472)	42,205
Net Cash From Operating Activities	(455,996)	(74,417)	(593,822)
Cash From Investing Activities
Purchase of equipment	-	-	(7,406)
Net Cash From Investing Activities	-	-	(7,406)
Cash From Financing Activities
Proceeds for stock issuance	791,500	88,000	914,237
Proceeds for stock not issued	-	110,000	110,000
Loan from shareholders	-	5,691	41,769
Payment on loans from shareholders	-	(41,769)	(41,769)
Net Cash From Financing Activities	791,500	161,922	1,024,237
Net Increase/(Decrease) in cash	335,504	87,505	423,009
Beginning Cash Balance	87,505	-	-
Ending Cash Balance	$423,009	$87,505	$423,009
Supplemental Schedule of Cash Flow Activities
Cash paid for income taxes	$-	$100	$800
Cash paid for interest	$60	$11,296	$11,356
Related party debt forgiveness	$-	$11,023	$11,023
Property contributed by shareholder	$-	$-	$1,500
Stock issued for prepaid expenses	$550,000	$-	$550,000

See accompanying notes to financial statements

GulfSlope Energy, Inc. [fka Plan A Promotions, Inc.]
(A Development Stage Company)

Notes to the Financial Statements

September 30, 2012

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

GulfSlope Energy, Inc. (the “Company”) was founded December 12, 2003 as Lostwood Professional Services, Inc. and was organized to engage in the business of producing and selling promotional merchandise. The Company was incorporated under the laws of the State of Utah. The Company is no longer actively involved in the promotional merchandise industry. We are currently seeking potential assets, property or businesses to acquire, in a business combination, by reorganization, merger or acquisition.

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

(c) Net Loss Per Common Share

Loss per common share is based on the weighted-average number of common shares outstanding. Diluted loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. As of September 30, 2011 the Company had 11,650,000 shares waiting to be issued. These shares, subsequently issued in 2012, were not included in the computation of diluted loss per share for the twelve months ended September 30, 2011, as their effect would have been anti-dilutive, thereby decreasing loss per common share.  The Company had no common stock equivalents outstanding as of September 30, 2012.

(d) Statement of Cash Flows

For purposes of the Statements of Cash Flows, the Company considers cash on deposit in the bank to be cash.  The Company had $423,009 cash as of September 30, 2012.  The Company had $87,505 cash as of September 30, 2011.

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

NOTE 2 LIQUIDITY/GOING CONCERN

The Company’s plan  of operation for the next twelve  months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.   However, the Company has only $752,382 in assets, and has not  established operations, and has accumulated losses since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.    The Company estimates that it will need to raise a minimum of $500,000 to meet its obligations during fiscal year 2013   The Company plans to finance the Company through equity and/or debt financings.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 INCOME TAXES

The provision for income taxes consists of the following as of September 30, 2012 and 2011:

	9/30/2012	9/30/2011
FEDERAL
Current	$0	$0
Deferred	0	0
STATE
Current	0	100
Deferred	0	0
TOTAL PROVISION	$0	$100

Deferred income tax assets and liabilities at September 30, 2012 and 2011 consist of the following temporary differences:

	9/30/2012	9/30/2011
DEFERRED TAX ASSETS
Current	$0	$0
Noncurrent
Net operating losses	336,029	28,923
Related party interest	0	0
Differences in book/tax depreciation	0	0
Total noncurrent	$336,029	$28,923
Valuation Allowance	(336,029)	(28,923)
NET DEFERRED TAX ASSET	0	0
DEFERRED TAX LIABILITIES	0	0
NET DEFERRED TAXES	$0	$0

The Company’s valuation allowance has increased $307,151 during the year ended September 30, 2012. The income/franchise tax payable at September 30, 2011 of $100 is the minimum tax due to the State of Utah for the year ended September 30, 2011.

The following is a summary of federal net operating loss carryforwards and their expiration dates:

Amount	Expiration
$3,203	9/30/2024
7,695	9/30/2025
18,447	9/30/2026
16,876	9/30/2027
17,986	9/30/2028
8,596	9/30/2029
7, 713	9/30/2030
64,097	9/31/2031
1,535,757	9/31/2032
$1,680,370	Total

A reconciliation between income taxes at statutory tax rates (20%) and the actual income tax provision for continuing operations as of September 30, 2012 and 2011 is as follows:

	9/30/2012	9/30/2011
Expected provision (based on statutory rate)	$(307,455)	$(12,146)
Effect of:
Increasein valuation allowance	307,152	10,790
State minimum tax, net of federal benefit	0	85
Non-deductible expense	303	802
Temporary differences due to depreciation	0	0
Graduated rates	0	569

Total actual provision	$0	$100

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within general and administrative expenses for penalties and interest expense for interest. For the years ended September 30, 2012 and 2011, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of September 30, 2012 and 2011 relating to unrecognized benefits.

The tax years ended September 30, 2010, through 2012 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

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

Effective April 13, 2012, the Company completed a reincorporation in the State of Delaware from the State of Utah.  The reincorporation was effected by the merger of Plan A with and into GulfSlope Energy, Inc., a newly formed, wholly owned Delaware subsidiary.  As of the effective time of the reincorporation merger, Plan A ceased to exist as a separate entity with GulfSlope being the surviving entity.  Each outstanding share of common stock of Plan A was automatically converted into one share of GulfSlope common stock.  The par value of GulfSlope common stock and preferred stock changed from $0.01 per share to $0.001 per share.  In addition, the number of authorized shares of common stock was increased from 50,000,000 to 750,000,000 and the number of authorized shares of preferred stock was increased from 5,000,000 to 50,000,000.  These financial statements and related notes give retroactive effect to the change in par value.

On May 1, 2012, the Company issued 20,000,000 shares of common stock to John Preftokis, the Company’s former President and Chief Executive Officer, for services rendered valued at $200,000 or $0.01 per share.

On May 1, 2012, the Company issued 10,000,000 shares of common stock to five third parties for services rendered valued at $100,000 or $0.01 per share.

On May 1, 2012, the Company issued 50,000,000 shares of common stock to a third party for services rendered pursuant to a one-year consulting agreement. This agreement was valued at $500,000 or $0.01 per share.  As of September 30, 2012, $208,333 has been expensed with $291,667 recorded as a prepaid expense.

On May 1, 2012, the Company issued 50,000,000 shares of common stock to James Askew, its current President and Chief Executive Officer, for services rendered pursuant to a one-year consulting agreement.  This agreement was valued at $500,000 or $0.01 per share and expensed in full as the issuance was to an employee of the Company.  See Note 5.

In May and June 2012, the Company sold 76,500,000 shares of common stock for $765,000 cash in a private placement in reliance upon the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 22, 2012, the Company entered into a one-year consulting agreement with John Preftokis, the Company’s former President and Chief Executive Officer, for 5,000,000 shares of common stock.  The shares were subsequently issued in July 2012.   This agreement was valued at $50,000, or $0.01 per share.  As of September 30, 2012, $13,611 has been expensed with $36,389 recorded as a prepaid expense.

NOTE 5 RELATED PARTY TRANSACTIONS

During August through September 2011, John Preftokis, the Company’s former President and Chief Executive Officer, paid $1,619 in expenses to third parties on behalf of the Company.  The amount was paid in full on June 6, 2012.

On May 1, 2012, the Company issued 20,000,000 shares of common stock to John Preftokis, the Company’s former President and Chief Executive Officer, for services rendered valued at $200,000 or $0.01 per share.   John Preftokis resigned as sole officer and director of the Company on June 21, 2012.

On May 1, 2012, James Askew, a shareholder and currently the Company’s sole executive officer and director, loaned the Company the sum of $7,200.  The Company issued a promissory note in the original principal amount of $7,200.  The note bore interest at 10% per annum and was due and payable upon the earlier of (i) June 1, 2012 and (ii) the closing of an equity or equity equivalent financing resulting in gross proceeds of at least $500,000.  The outstanding principal due under the note was convertible at any time into shares of Company common stock at a conversion price of $0.01 per share.   The Company paid the principal and all accrued interest in full in cash on June 21, 2012.

In May 2012, the Company and Mr. Askew entered into a consulting agreement pursuant to which Mr. Askew would provide the Company’s board of directors advice relating to certain of the Company’s strategic and business development activities (at a high level), including business development financing, and corporate strategy.  In consideration for entering into the consulting agreement, Mr. Askew was issued 50 million shares of the Company’s common stock.  Mr. Askew’s obligations under the consulting agreement were replaced and superseded as described below.

In May 2012, the Company and John B. Connally III, entered into a consulting agreement pursuant to which Mr. Connally would provide the Company’s board of directors advice relating to certain of the Company’s strategic and business development activities (at a high level), including business development financing, and corporate strategy.  In consideration for entering into the consulting agreement, Mr. Connally was issued 50 million shares of the Company’s common stock, and as a result of such issuance, Mr. Connally now holds in excess of 10% of our outstanding shares of common stock.  In July 2012, Mr. Connally’s consulting agreement was amended, and in consideration for the significant amount of time Mr. Connally has and will devote to the Company, the Company agreed to pay Mr. Connally a one-time $25,000 cash retainer and a monthly cash consulting fee of $10,000 per month beginning July 1, 2012.

On June 21, 2012, James Askew was appointed as the Company’s President, Chief Executive Officer, Secretary, Treasurer, and as Chairman of the board of directors.  In connection with the appointment of Mr. Askew, the Company and Mr. Askew entered into an employment agreement, dated effective June 21, 2012, pursuant to which Mr. Askew has agreed to serve in the capacities set forth above for a period of three (3) years.  The agreement may be terminated by the Company without cause upon 90 days written notice.  Under the agreement, Mr. Askew will be paid a base salary of $300,000 per year, and will be eligible to receive bonuses at the discretion of the Company’s board of directors.  The agreement also entitled Mr. Askew to participate in the Company’s benefit plans.  The Company also paid Mr. Askew a one-time cash sign-on bonus of $100,000.  The agreement does not provide for any severance payments upon termination of the agreement by the Company, other than provisions for the reimbursement of accrued expenses and unpaid base compensation.  The agreement also contains confidentiality provisions consistent with his fiduciary duties owed to the Company.  This employment agreement replaced and superseded Mr. Askew’s consulting agreement entered into in May 2012 (see description of the May 2012 consulting agreement above in this Note 5).   The 50 million shares issued to Mr. Askew were unaffected by the replacement of the May 2012 consulting agreement with the June 2012 employment agreement.

On June 22, 2012, subsequent to the date of his resignation as an officer and director of the Company, the Company entered into a one-year consulting agreement with John Preftokis.  In consideration for entering into the consulting agreement, Mr. Preftokis was issued 5 million shares of Company common stock.  This agreement was valued at $50,000, or $0.01 per share.  As of September 30, 2012, $13,611 has been expensed with $36,389 recorded as a prepaid expense.

During August and September, the Company’s current Chief Executive Officer paid $31,183 in expenses on behalf of the Company.   The $31,183 related party payable was outstanding as of September 30, 2012.

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

Our management, with the participation of our principal executive officer (who also serves as our principal financial officer) evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on this evaluation, our management concluded that, as of September 30, 2012, our internal control over financial reporting was  effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Title
James M. Askew	47	Sole Director, President and Chief Executive Officer

James M. Askew, 47, has served as the sole officer and director of the Company since June 2012. Mr. Askew has served as an independent oil and gas investor since March 2008. Prior thereto, Mr. Askew served as president of EnerGulf Resources Inc. (ENG:TSX.V, "EnerGulf") from November 2003 through March 2008, and as a director of EnerGulf from August 2002 until March 2008. During his service at EnerGulf, Mr. Askew was involved in a variety of oil and gas exploration projects focused in Texas, South America, and Africa.  Mr. Askew provides the board with leadership and management knowledge.

Director Independence

The Company’s securities are not currently listed on a national securities exchange or interdealer quotation system which would require that the Board of Directors include a majority of directors that are “independent.” Furthermore, our sole board member would not qualify as an “independent” director as such term is defined in the Nasdaq Global Market listing standards.

Board Committees and Meetings

The Company does not maintain an audit committee, compensation committee or nominating committee, and the Board performs the functions of such committees. Because the Company has one director who owns a substantial number of the voting securities of the Company, the Board has determined that it is not necessary to have a standing nominating committee or procedures for submitting shareholder nominations. The Board has not established an audit or compensation committee for similar reasons. Furthermore, we have not designated any member of the Board of Directors as an audit committee financial expert because we are not required to do so at this time.

From October 1, 2011 through September 30, 2012, the Board of Directors held no meetings. The Company has no formal policy with regard to Board members' attendance at annual meetings of security holders and the Company did not hold an annual meeting during the year ended September 30, 2012.

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee, and therefore such role is assumed by the sole director of the Company. None of the Company’s executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on the Company’s board of directors or Compensation Committee. No member of the Company’s board of directors is an executive officer of a company in which one of the Company’s executive officers serves as a member of the board of directors or compensation committee of that company.

Compliance with Section 16(a) of the Exchange Act

Our common shares are registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such forms furnished to us during the fiscal year ended September 30, 2012, the following were filed, but not timely:

Name	Form Type	Number of late reports	Number of transactions reported late
John Preftokis(1)	3 4	1 1	1 1

(1) Former president, chief executive officer and director.

Code of Ethics

We have adopted a written code of ethics and whistleblower policy (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Officers of the Company

The following tables contain compensation data for our named executive officers as of the fiscal years ended September 30, 2012 and 2011:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)		Stock Option Awards		All Other Compensation	Total
Jim Askew	2012	$200,000	$100,000	$500,000	(3)	$		$-	$$800,000
President, CEO, Sole Director	2011	-	-	-			-	-	-

John Preftokis(2)	2012	9,000	-	$200,000(4)			-	50,000(5)	$259,00
Former President, and Director	2011	1,000	-	-			-	61,510(2)	1,000

(1) Amounts in this column represent the grant date fair value of restricted stock awards.
(2) Resigned in June 2012.
(3) On May 1, 2012, the Company issued Mr Askew 50,000,000 shares of common stock for services rendered pursuant to a one-year consulting agreement, which subsequently was cancelled and superseded by a three-year employment agreement.
(4) On May 1, 2012, the Company issued Mr. Preftokis 20,000,000 shares of common stock for services rendered  as the Company’s sole officer and director at  that time (Mr. Preftokis resigned in June 2012).
(5) On June 22, 2012, the Company issued Mr. Preftokis 5,000,000 shares of common stock pursuant to a one-year consulting agreement.

Employment Agreements

The Company entered into an employment agreement with Mr. Askew, effective June 21, 2012, pursuant to which Mr. Askew will serve as President, Chief Executive Officer, Secretary and Treasurer of the Company.  The agreement has an initial term of three (3) years (subject to termination upon 90 days notice by the Company), commencing on June 21, 2012.  Pursuant to the agreement, Mr. Askew will be paid a base salary of $300,000 per year, and will be eligible to receive bonuses at the discretion of the Company’s board of directors.  The agreement also entitles Mr. Askew the right to participate in the Company’s benefit plans.  Pursuant to the agreement, the Company will paid Mr. Askew a sign-on bonus of $100,000.  The agreement does not provide for any severance payments upon termination of the agreement by the Company, other than provisions for the reimbursement of accrued expenses and unpaid base compensation.  The agreement also contains confidentiality provisions consistent with his fiduciary duty obligations owed to the Company.

In June 2012, the Company and Mr. Preftokis, our former president, chief executive officer, and director, entered into a one year consulting agreement under which Mr. Preftokis was paid 5 million shares of common stock.

Compensation Policies and Practices as they Relate to the Company's Risk Management

We conducted a review of our compensation policies and procedures as they relate to an overall risk management policy.  We have concluded that our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Director Compensation

During 2011 and 2012, the directors of the Company were not compensated for their services as directors.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended September 30, 2012.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at September 30, 2012.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 14, 2012, the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers; and (d) all current directors and executive officers, as a group.  As of November 25, 2011, there were 235,150,000 shares of common stock issued and outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.  To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  Except as set forth below, the address for each of the beneficial owners is the Company’s address.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned
Named Executive Officers and Directors:
James M. Askew	50,000,000	21.4%
All directors & executive officers as a group (1 persons)	50,000,000	21.4%
Shareholders of Greater Than 5%:
John B. Connally III	50,000,000	21.4%
John Preftokis 40755 Witherspoon Terrace Fremont, California 94538	29,859,700	12.8%
Walter Mikulik 5100 Pool Road Colleyville, Texas 76034	20,000,000	8.5%

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During August through September 2011, John Preftokis, the Company’s former President and Chief Executive Officer, paid $1,619 in expenses to third parties on behalf of the Company.  The amount was paid in full on June 6, 2012.

On May 1, 2012, the Company issued 20,000,000 shares of common stock to John Preftokis, the Company’s former President and Chief Executive Officer, for services rendered valued at $200,000 or $0.01 per share.   John Preftokis resigned as sole officer and director of the Company on June 21, 2012.

On May 1, 2012, James Askew, a shareholder and currently the Company’s sole executive officer and director, loaned the Company the sum of $7,200.  The Company issued a promissory note in the original principal amount of $7,200.  The note bore interest at 10% per annum and was due and payable upon the earlier of (i) June 1, 2012 and (ii) the closing of an equity or equity equivalent financing resulting in gross proceeds of at least $500,000.  The outstanding principal due under the note was convertible at any time into shares of Company common stock at a conversion price of $0.01 per share.   The Company paid the principal and all accrued interest in full in cash on June 21, 2012.

In May 2012, the Company and Mr. Askew entered into a consulting agreement pursuant to which Mr. Askew would provide the Company’s board of directors advice relating to certain of the Company’s strategic and business development activities (at a high level), including business development financing, and corporate strategy.  In consideration for entering into the consulting agreement, Mr. Askew was issued 50 million shares of the Company’s common stock.  Mr. Askew’s obligations under the consulting agreement were replaced and superseded as described below.

In May 2012, the Company and John B. Connally III, entered into a consulting agreement pursuant to which Mr. Connally would provide the Company’s board of directors advice relating to certain of the Company’s strategic and business development activities (at a high level), including business development financing, and corporate strategy.  In consideration for entering into the consulting agreement, Mr. Connally was issued 50 million shares of the Company’s common stock, and as a result of such issuance, Mr. Connally now holds in excess of 10% of our outstanding shares of common stock.  In July 2012, Mr. Connally’s consulting agreement was amended, and in consideration for the significant amount of time Mr. Connally has and will devote to the Company, the Company agreed to pay Mr. Connally a one-time $25,000 cash retainer and a monthly cash consulting fee of $10,000 per month beginning July 1, 2012.

On June 21, 2012, James Askew was appointed as the Company’s President, Chief Executive Officer, Secretary, Treasurer, and as Chairman of the board of directors.  In connection with the appointment of Mr. Askew, the Company and Mr. Askew entered into an employment agreement, dated effective June 21, 2012, pursuant to which Mr. Askew has agreed to serve in the capacities set forth above for a period of three (3) years.  The agreement may be terminated by the Company without cause upon 90 days written notice.  Under the agreement, Mr. Askew will be paid a base salary of $300,000 per year, and will be eligible to receive bonuses at the discretion of the Company’s board of directors.  The agreement also entitled Mr. Askew to participate in the Company’s benefit plans.  The Company also paid Mr. Askew a one-time cash sign-on bonus of $100,000.  The agreement does not provide for any severance payments upon termination of the agreement by the Company, other than provisions for the reimbursement of accrued expenses and unpaid base compensation.  The agreement also contains confidentiality provisions consistent with his fiduciary duties owed to the Company.  This employment agreement replaced and superseded Mr. Askew’s consulting agreement entered into in May 2012 (see description of the May 2012 consulting agreement above in this Note 5).   The 50 million shares issued to Mr. Askew were unaffected by the replacement of the May 2012 consulting agreement with the June 2012 employment agreement.

On June 22, 2012, subsequent to the date of his resignation as an officer and director of the Company, the Company entered into a one-year consulting agreement with John Preftokis.  In consideration for entering into the consulting agreement, Mr. Preftokis was issued 5 million shares of Company common stock.  This agreement was valued at $50,000, or $0.01 per share.  As of September 30, 2012, $13,611 has been expensed with $36,389 recorded as a prepaid expense.

During August and September, the Company’s current Chief Executive Officer paid $31,183 in expenses on behalf of the Company.   The $31,183 related party payable was outstanding as of September 30, 2012.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended September 30, 2012 and 2011:

Fee category	2012	2011

Audit fees	$15,355	$7,585
Audit-related fees	0	0
Tax fees	1,180	400
All other fees	0	0

Total fees	$16,535	$7,985

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits. The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Certificate of Incorporation of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 23, 2012.
3.2	Bylaws of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed April 23, 2012.
4.1	Common Stock Specimen*

10.1	Employment Agreement, by and between the Company and James M. Askew, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 25, 2012

10.2	Form of Subscription Agreement incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2012
14.1	Code of Ethics*
31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
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

GulfSlope Energy, Inc.

Date:	December 31, 2012	By:	/s/ James M. Askew
James M. Askew
President and Director, Principal Executive Officer, Principal Financial Officer