Form 10-K/A
period 2012-09-30
GULFSLOPE ENERGY, INC.
filed 2013-01-08
CIK 1341726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
incorporation or organization)

3 Riverway, Suite 1800
Houston, Texas 77056  (Address of Principal Executive Offices)

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

Documents incorporated by reference: None

EXPLANATORY NOTE

GulfSlope Energy, Inc. (the “Company,” “we,” or “our” unless the context indicates otherwise) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as filed on December 31, 2012 (the “Original Filing”) to correct the comparative balance sheet information for the fiscal year ended September 30, 2011 to reflect the correct par value of the Company’s common stock and additional paid in capital. This correction resulted in a decrease to common stock with an offsetting increase to additional paid in capital for the presentation of these equity accounts within the fiscal year ended September 30, 2011 balance sheet only.  No change was required for total equity on the balance sheet for the fiscal year ended September 30, 2011, or to any other financial statement or disclosure.  This Amendment on Form 10-K/A only amends the Original Filing as noted above. This Amendment does not affect any other parts of or exhibits to the Original Filing, and no other information in the Original Filing, including the fiscal year ended September 30, 2011 statement of stockholders’ equity or related notes to the financial statements, are amended hereby. Except for the amendments described above, this Amendment on Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. Additionally, in connection with the filing of this Form 10-K/A and pursuant to Securities and Exchange Commission (“SEC”) rules, we are including currently dated certifications.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GulfSlope Energy, Inc.
[A Development Stage Company]

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	3
Balance Sheets - September 30, 2012 and 2011	4
Statements of Operations for the Years Ended September 30, 2012 and 2011 and for the period from inception [December 12, 2003] through September 30, 2012	5
Statement of Stockholders’ Equity for the period from inception [December 12, 2003] through September 30, 2012	6
Statements of Cash Flows for the Years Ended September 30, 2012 and 2011 and for the period from inception [December 12, 2003] through September 30, 2012	8
Notes to the Financial Statements	9-12

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
Authorized 50,000,000 shares
none issued or outstanding
Common Stock; par value ($0.001);
Authorized 750,000,000 shares; issued
and outstanding 235,150,000 and 10,000,000, respectively	235,150	10,000
Stock Subscription Receivable	-	(6,500)
Additional Paid in Capital – Shares to be issued	-	116,500
Additional Paid-in Capital	2,151,610	125,260
Deficit Accumulated during the development stage	(1,697,292)	(160,017)
Total Stockholders' Equity	689,468	85,243
Total Liabilities and Stockholders' Equity	$752,382	$87,505

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

 ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits. The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Certificate of Incorporation of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 23, 2012.
3.2	Bylaws of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed April 23, 2012.
4.1	Common Stock Specimen incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K filed December 31, 2012

10.1	Employment Agreement, by and between the Company and James M. Askew, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 25, 2012

10.2	Form of Subscription Agreement incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2012
14.1	Code of Ethics incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K filed December 31, 2012
31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission on December 21, 2011, formatted in Extensible Business Reporting language (XBRL); (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows and (iv) Notes to the Condensed Financial Statements(1)

* Filed herewith

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

GulfSlope Energy, Inc.

Date:	January [__], 2013	By:	/s/ James M. Askew
James M. Askew
President and Director, Principal Executive Officer, Principal Financial Officer