Form 10-Q
period 2012-12-31
GULFSLOPE ENERGY, INC.
filed 2013-02-14
CIK 1341726

U. S. Securities and Exchange Commission

Washington, D.C. 20549
______________

FORM 10-Q
______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2012

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 14, 2013
Common Capital Voting Stock, $0.001 par value per share	235,150,000

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this Report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

December 31, 2012

C O N T E N T S

Condensed Balance Sheets	4
Condensed Statements of Operations	5
Condensed Statements of Cash Flows	6
Notes to Condensed Financial Statements	7

GulfSlope Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets
As of December 31, 2012 and September 30, 2012
(Unaudited)

	12/31/2012	9/30/2012

Assets
Current Assets
Cash	$127,244	$423,009
Prepaid Expenses	200,555	329,373
Total Current Assets	327,799	752,382
Total Assets	$327,799	$752,382
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$34,707	$31,731
Related-Party Payable	-	31,183
Total Current Liabilities	34,707	62,914
Total Liabilities	$34,707	$62,914
Stockholders' Equity
Preferred Stock; par value ($0.001);	-	-
Authorized 50,000,000 shares
none issued or outstanding
Common Stock; par value ($0.001);	235,150	235,150
Authorized 750,000,000 shares; issued
and outstanding 235,150,000 and 235,150,000 respectively
Paid-in Capital	2,151,610	2,151,610
Deficit Accumulated during the development stage	(2,093,668)	(1,697,292)
Total Stockholders' Equity	293,092	689,468
Total Liabilities and Stockholders' Equity	$327,799	$752,382

 See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc.
 (A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended December 31, 2012 and 2011, and
For the Period from Inception through December 31, 2012
(Unaudited)

	For the	For the	Since
	Three Months	Three Months	Inception
	Ended	Ended	[12/12/03 -
	12/31/2012	12/31/2011	12/31/2012]
Revenues	$-	$-	$9,694
Revenues from Related Parties	-	-	2,346
Total Revenues	-	-	12,040
Cost of Sales	-	-	8,394
Cost of Sales to Related Parties	-	-	2,101
Total Cost of Sales	-	-	10,495
Gross Profit	-	-	1,545
General & Administrative Expenses	396,376	31,460	2,078,899
Net Loss from Operations	(396,376)	(31,460)	(2,077,354)
Other Income/(Expenses):
Interest Expense	-	-	(15,514)
Net Loss Before Income Taxes	(396,376)	(31,460)	(2,092,868)
Provision for Income Taxes	-	-	(800)
Net Loss	(396,376)	(31,460)	(2,093,668)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.12)
Weighted Average Shares Outstanding	235,150,000	14,302,717	17,211,566

 See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended December 31, 2012 and 2011, and
For the Period from Inception through December 31, 2012
(Unaudited)

	For the	For the	Since
	Three Months	Three Months	Inception
	Ended	Ended	[12/12/03 -
	12/31/2012	12/31/2011	12/31/2012]
Net Loss	(396,376)	(31,460)	(2,093,668)
Adjustments to reconcile net income/loss to net cash
From Operating Activities:
Depreciation	-	-	8,906
Stock issued for services	-	-	1,350,000
Changes in operating assets and liabilities:
(Increase)/Decrease in Prepaid Expenses	128,818	(20,068)	(200,555)
Increase/(Decrease) in Accounts Payable/Accrued Liabilities	2,976	7,193	34,708
Increase/(Decrease) in Accrued Interest/Related Party Payable	(31,183)	-	11,022
Net Cash From Operating Activities	(295,765)	(44,335)	(889,587)
Cash From Investing Activities
Purchase of Equipment	-	-	(7,406)
Net Cash From Investing Activities	-	-	(7,406)
Cash from Financing Activities
Proceeds for stock issuance	-	26,500	1,024,237
Loan from Shareholders	-	-	41,769
Payment on Loans from Shareholders	-	-	(41,769)
Net Cash From Financing Activities	-	26,500	1,024 ,237
Net Increase/(Decrease) in cash	(295,765)	(17,835)	127,244
Beginning Cash Balance	423,009	87,505	-
Ending Cash Balance	$127,244	$69,670	$127,244
Supplemental Schedule of Cash Flow Activities
Cash paid for income taxes	$-	$-	$800
Cash paid for interest	$-	$-	$11,296
Related party debt forgiveness	$-	$-	$11,023
Property contributed by shareholder	$-	$-	$1,500
Stock issued for prepaid expenses	$-	$-	$550,000

 See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2012
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. The results of operations for the period ended December 31, 2012, are not necessarily indicative of the operating results for the full year.

NOTE 2 - LIQUIDITY/GOING CONCERN

The Company’s plan of operation for the next twelve months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected. However, the Company has only $327,799 in assets, and has not established operations, and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company estimates that it will need to raise a minimum of $500,000 to meet its obligations during fiscal year 2013. The Company plans to finance the Company through equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – COMMON STOCK/PAID IN CAPITAL

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

On May 1, 2012, the Company issued 50,000,000 shares of common stock to a third party for services rendered pursuant to a one-year consulting agreement. This agreement was valued at $500,000 or $0.01 per share. As of December 31, 2012, $333,333 has been expensed with $166,667 recorded as a prepaid expense.

On June 22, 2012, the Company entered into a one-year consulting agreement with John Preftokis, the Company’s former President and Chief Executive Officer, for 5,000,000 shares of common stock. The shares were subsequently issued in July 2012. This agreement was valued at $50,000, or $0.01 per share. As of December 31, 2012, $26,111 has been expensed with $23,889 recorded as a prepaid expense.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above.

Plan of Operations

During the next 12 months, our foreseeable cash requirements will primarily relate to 1) maintaining our good standing; the payment of our SEC reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture, 2) compensation of our sole officer and a third party consultant, and 3) maintaining our good standing as a corporation in our state of organization. However, if we acquire assets or launch operations, we may need to raise additional capital.  See "Liquidity and Capital Requirements."

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

We had no operations during the quarterly period ended December 31, 2012, nor do we have operations as of the date of this filing.  We had no sales during the three months ended December 31, 2012 and 2011. General and administrative expenses were $396,376 for the three months ended December 31, 2012, compared to $31,460 for the three months ended December 31, 2011. The increase in general and administrative expenses for the three months ended December 31, 2012 compared to the same period in 2011 was primarily attributed to (i) an increase of approximately $212,000 of consulting fees and professional fees paid to third parties ($148,000 is related to non-cash stock compensation expense), (ii) an increase of approximately $121,000 of compensation and benefits paid to our chief executive officer, and (iii) an increase of approximately $29,000 in travel expenses.

Liquidity and Capital Requirements

At of December 31, 2012, the Company has current assets of $327,799, current liabilities of $34,707 resulting in a working capital surplus of $293,092. We currently have no sources of revenue or credit facilities upon which we can draw to fund operations. We will require a minimum of $700,000 to fund operations during fiscal year 2013, comprised of the following: (i) $420,000 to fund obligations under existing employment and consulting agreements and (ii) and $280,000 for general working capital purposes based on our current burn rate. This will require that we raise a minimum of $500,000 during fiscal year 2013 to fund these expenses.

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

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our management concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in Extensible Business Reporting language (XBRL); (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows and (iv) Notes to the Condensed Financial Statements(2)

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

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	02/14/2013	By:	/s/James M. Askew
James M. Askew, Principal Executive Officer, Principal Financial Officer, President and Director