Form 10-Q
period 2013-03-31
GULFSLOPE ENERGY, INC.
filed 2013-05-15
CIK 1341726

U. S. Securities and Exchange Commission

Washington, D.C. 20549
______________

FORM 10-Q
______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

Commission File No. 00-51638
GULFSLOPE ENERGY, INC.
(Exact name of the issuer as specified in its charter)

Delaware	16-1689008
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

2500 CityWest, Suite 800
Houston,Texas 77042
 (Address of Principal Executive Offices)

(713) 942-6639
 (Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

The number of shares outstanding of our common stock, as of May 10, 2013, was 558,333,333.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements. All statements other than statements of historical facts included in this Report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

March 31, 2013

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

GulfSlope Energy, Inc.
(An Exploration Stage Company)
Condensed Balance Sheets
As of March 31, 2013 and September 30, 2012

  (Unaudited)

	March 31, 2013	September 30, 2012

Assets
Current Assets
Cash	$12,399	$423,009
Prepaid Expenses	11,389	329,373
Total Current Assets	23,788	752,382
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	12,582,927	-
Total Assets	$12,606,715	$752,382
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$47,974	$31,731
Accrued Expenses and Other Payables	6,913,328	-
Related-Party Payable	-	31,183
Total Current Liabilities	6,961,302	62,914
Accrued Expenses and Other Payables, Net of Current Portion	6,006,130	-
Total Liabilities	$12,967,432	$62,914
Stockholders' Equity
Preferred Stock; par value ($0.001);	-	-
Authorized 50,000,000 shares
none issued or outstanding
Common Stock; par value ($0.001);	235,150	235,150
Authorized 750,000,000 shares;
235,150,000 issued and outstanding
Additional Paid-in-capital – shares to be issued	470,000	-
Additional Paid-in-capital	2,151,610	2,151,610
Deficit accumulated during the exploration stage	(3,217,477)	(1,697,292)
Total Stockholders' Equity	(360,717)	689,468
Total Liabilities and Stockholders' Equity	$12,606,715	$752,382

 See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc.
 (An Exploration Stage Company)
Condensed Statements of Operations
For the Three and Six Months Ended March 31, 2013 and 2012, and
For the Period from Inception through March 31, 2013
(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended	Since Inception (12/12/03) through
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013
Revenues	$-	$-	$-	$-	$9,694
Revenues from Related Parties	-	-	-	-	2,346
Total Revenue	-	-	-	-	12,040
Cost of Sales	-	-	-	-	8,394
Cost of Sales to Related Parties	-	-	-	-	2,101
Total Cost of Sales	-	-	-	-	10,495
Gross Profit	-	-	-	-	1,545
General & Administrative Expenses	1,123,809	75,539	1,520,185	106,999	3,202,708
Net Loss from Operations	(1,123,809)	(75,539)	(1,520,185)	(106,999)	(3,201,163)
Other Income/(Expenses):
Interest Expense	-	-	-		(15,514)
Net Loss Before Income Taxes	(1,123,809)	(75,539)	(1,520,185)	(106,999)	(3,216,677)
Provision for Income Taxes	-	-	-	-	(800)
Net Loss	(1,123,809)	(75,539)	(1,520,185)	(106,999)	(3,217,477)
Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	235,150,000	23,650,000	235,150,000	14,459,890

See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended March 31, 2013 and 2012, and
For the Period from Inception through March 31, 2013
(Unaudited)

	For the six months ended March 31, 2013	For the six months ended March 31, 2012	Since Inception (12/10/03) Through March 31, 2013
Net Loss	$(1,520,185)	$(106,999)	$(3,217,477)
Adjustments to reconcile net income/loss to net cash
From Operating Activities:
Depreciation	-	-	8,906
Stock Issued for Services	-	-	1,350,000
Changes in Operating Assets and Liabilities	-	-	-
(Increase)/Decrease in Prepaid Expenses	317,984	(13,818)	(11,389)
Increase/(Decrease) in Accounts Payable/Accrued Liabilities	352,774	8,004	384,506
Increase/(Decrease) in Accrued Interest/Related Party Payable	(31,183)	-	11,022
Net Cash From Operating Activities	(880,610)	(112,813)	(1,474,432)
Cash From Investing Activities
Purchase of Equipment	-	-	(7,406)
Net Cash From Investing Activities	-	-	(7,406)
Cash from Financing Activities
Loans from Shareholders	-	-	41,769
Payment on Loans from Shareholders	-	-	(41,769)
Proceeds from Stock Issuances	-	-	914,237
Proceeds from sale of stock (to be issued)	470,000	26,500	580,000
Net Cash From Financing Activities	470,000	26,500	1,494,237
Net Increase/(Decrease) in cash	(410,610)	(86,313)	12,399
Beginning Cash Balance	423,009	87,505	-
Ending Cash Balance	$12,399	$1,192	$12,399
Supplemental Schedule of Cash Flow Activities
Cash Paid for Income Taxes	$-	$-	$800
Cash Paid for Interest	$-	$-	$11,356
Related Party Debt Forgiveness	$-	$-	$11,023
Stock Issued for Prepaid Expenses	$-	$-	$550,000
Property contributed by shareholder	$-	$-	$1,500

Non-cash Investing and Financing Activities
Purchases of Development Capital Expenditures Included in Accrued Expenses	$12,582,927	$-	$12,582,927

 See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
March 31, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company,” “GulfSlope,” “our” and words of similar import), a Delaware corporation, is an independent energy company intent upon engaging in the acquisition, exploration, exploitation, development and production of crude oil and natural gas properties.  To this end, the  Company entered the exploration stage on March 22, 2013 when it executed a master license agreement with TGS-NOPEC Geophysical Company (“TGS”) to license certain seismic data for the purposes of engaging in the exploration of oil and natural gas.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein is unaudited, except for the balance sheet as of September 30, 2012, which has been derived from the Company’s audited financial statements for the year ended September 30, 2012.  However, such information includes all adjustments (consisting of normal recurring adjustments), which are in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2012, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Cash and Cash Equivalents

GulfSlope considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents.  Cash equivalents consist primarily of interest-bearing bank accounts and money market funds.  The Company’s cash positions represent assets held in checking and money market accounts.  These assets are generally available on a daily or weekly basis and are highly liquid in nature.

Liquidity/Going Concern

We have incurred accumulated losses for the period from inception to March 31, 2013 of $3,217,477.  Further losses are anticipated in developing our business.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  As of March 31, 2013, we had $12,399 of cash on hand.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company estimates that it will need to raise a minimum of $20 million to meet its obligations during the next 12 months. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Full Cost Method

GulfSlope follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  As of March 31, 2013, the Company has licensed certain seismic data valued at $12,582,927 for the purposes of engaging in the exploration of oil and natural gas.

Capitalized costs associated with impaired properties and capitalized cost related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. As of March 31, 2013, the Company has no proved reserves.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 3 – EXPLORATION COSTS

On March 20, 2013, the Company entered into an assignment and assumption agreement (the “Assignment Agreement”) with third parties pursuant to which the Company was assigned the exclusive right to license certain seismic data from TGS.  On March 22, 2013, the Company executed a master license agreement with TGS.  In consideration for the assignment and other transactions contemplated by the Assignment Agreement, the Company agreed to issue to the assignor parties an aggregate of 243,516,666 shares of the Company’s common stock.  The common stock was valued at $2,435,167 and capitalized as exploration costs and included in accrued expenses as of March 31, 2013.   The shares were subsequently issued in April 2013.

In March 2013, the Company licensed certain seismic data from TGS.  The seismic data license fee totaled $6,135,500, and was capitalized as exploration costs.

In March 2013, the Company licensed certain seismic data from a different seismic company pursuant to another ordinary business course agreement.  The seismic data purchase totaled $4,012,260, and was capitalized as exploration costs.

See Note 5 for payment terms relating to these costs.

NOTE 4 – COMMON STOCK/PAID IN CAPITAL

Effective April 2012, the Company completed a reincorporation in the State of Delaware from the State of Utah. The reincorporation was effected by the merger of Plan A with and into GulfSlope Energy, Inc., a newly formed, wholly owned Delaware subsidiary. As of the effective time of the reincorporation merger, Plan A ceased to exist as a separate entity with GulfSlope being the surviving entity. Each outstanding share of common stock of Plan A was automatically converted into one share of GulfSlope common stock. The par value of GulfSlope common stock and preferred stock changed from $0.01 per share to $0.001 per share. In addition, the number of authorized shares of common stock was increased from 50,000,000 to 750,000,000 and the number of authorized shares of preferred stock was increased from 5,000,000 to 50,000,000. These financial statements and related notes give retroactive effect to the change in par value.

On June 22, 2012, the Company entered into a one-year consulting agreement with the Company’s former president and chief executive officer, and issued 5,000,000 shares of common stock thereto in July 2012. This agreement was valued at $50,000, or $0.01 per share. As of March 31, 2013, $38,611 has been expensed with $11,389 recorded as a prepaid expense.

During February and March 2013, the Company sold 47,000,000 shares of common stock for cash.   As of March 31, 2013, there were 47,000,000 shares to be issued for gross proceeds of $470,000, and such shares were issued in April 2013.

NOTE 5– COMMITMENTS AND CONTINGENCIES

Effective March 2013, the Company amended the employment agreement of James Askew to allow the Company to terminate such agreement at any time.  The Company agreed to pay Mr. Askew a severance payment upon termination in the amount of up to $100,000 as reimbursement for any tax liabilities arising from salary and other compensation paid to Mr. Askew during calendar year 2012.

Effective March 2013, the Company terminated its consulting agreement with John B. Connally III in consideration for the issuance of 10,000,000 shares of common stock.  The shares were valued at $100,000 and the expenses were accrued as of March 31, 2013.  The shares were subsequently issued in April 2013.

On March 1, 2013, the Company entered into a one-year consulting agreement with ConRon Consulting Inc (“ConRon”) whereby ConRon will assist the Company in negotiating licensing for certain seismic data, as well as provide other general consulting.  Pursuant to the agreement, ConRon is paid cash compensation of $30,000 per month.  As of March 31, 2013, the fees for the month of March were unpaid and had been accrued.

On March 1, 2013, the Company entered into a one-year consulting agreement with John N. Seitz, a shareholder, whereby Mr. Seitz will assist the Company in negotiating licensing for certain seismic data, as well as provide other general consulting.   Pursuant to the agreement, Mr. Seitz is paid cash compensation of $40,000 per month.   As of March 31, 2013, the fees for the month of March were unpaid and had been accrued.

In March 2013, the Company licensed certain seismic data pursuant to two agreements.  With respect to the first agreement, as of the date of this report, the Company has paid $2,135,500 in cash, and has provided an additional $2,500,000 in an escrow account, which will be released at a later date.   The Company is obligated to provide the remaining $1,500,000 in an escrow account upon the occurrence of certain events expected to occur during the first calendar quarter of 2014.  With respect to the second agreement, as of the date of this Report, the Company has paid $1,671,775 in cash and is obligated to make the following payments: (i) $334,355 during June 2013; (ii) $1,003,065 during April 2014; and (iii) $1,003,065 during April 2015.

NOTE 6 – SUBSEQUENT EVENTS

During April 2013, the Company issued a total of 47,000,000 shares of common stock for $470,000 cash proceeds received in February and March 2013 (see Note 4 above).

During April 2013, the Company issued a total of 6,000,000 shares of common stock to two third parties for services rendered.  The shares were valued at $60,000.

During April 2013, the Company issued 10,000,000 shares of common stock to John B. Connally III as consideration for termination of a consulting agreement (see Note 5 above).

During April 2013, the Company issued 243,516,666 shares of common stock to third parties in relation to the licensing of certain seismic data (see Note 3 above).

During April and May 2013, the Company sold 16,666,667 shares of common stock for $2,000,000 cash and borrowed $4,600,000 from Mr. Seitz to fund certain Company contractual commitments pursuant to a demand note, bearing interest at the rate of 5% per annum, and convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock.

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

Plan of Operations

Prior to March 2013, we had not been engaged in any substantive business activity since 2006.  On March 20, 2013, we entered into an assignment and assumption agreement (the “Assignment Agreement”) pursuant to which we were assigned the exclusive right to license certain seismic data from TGS-NOPEC Geophysical Company (“TGS”).  In consideration for the assignment and other transactions contemplated by the Assignment Agreement, the Company issued to the assignor parties thereto an aggregate of 243,516,666 shares of the Company’s common stock, valued at $0.01 per share.  We executed a master license agreement with TGS on March 22, 2013.  In March 2013, we entered into a second ordinary course license agreement, and we expect to enter into additional ordinary course license agreements with seismic companies to acquire and reprocess additional seismic data.

During February and March 2013, we raised $470,000 through the sale of 47,000,000 shares of common stock.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

We recorded no revenue during the three months ended March 31, 2013 and 2012. General and administrative expenses were $1.1 million for the three months ended March 31, 2013, compared to $0.1 million for the three months ended March 31, 2012. The increase in general and administrative expenses for the three months ended March 31, 2013 compared to the same period in 2012 was primarily attributed to (i) an increase of approximately $0.8 million of consulting fees and professional fees paid to third parties ($0.3 million is related to non-cash stock compensation expense), (ii) an increase of approximately $0.15 million of compensation and benefits paid and accrued severance payment to our chief executive officer and (iii) an increase of approximately $0.1 million in travel expenses.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

We recorded no revenue during the six months ended March 31, 2013 and 2012. General and administrative expenses were $1.5 million for the six months ended March 31, 2013, compared to $0.1 million for the six months ended March 31, 2012. The increase in general and administrative expenses for the six months ended March 31, 2013 compared to the same period in 2012 was primarily attributed to (i) an increase of approximately $1.0 million of consulting fees and professional fees paid to third parties ($0.4 million is related to non-cash stock compensation expense), (ii) an increase of approximately $0.3 million of compensation and benefits paid and accrued severance payment to our chief executive officer and (iii) an increase of approximately $0.1 million in travel expenses.

Liquidity and Capital Requirements

As of March 31, 2013, we had $12,399 of cash on hand. Subsequent to March 31, 2013, we sold 16,666,667 shares of common stock for gross proceeds of $2,000,000 and borrowed $4,600,000 from a shareholder to fund certain Company contractual commitments evidenced by a demand note, bearing interest at the rate of 5% per annum, convertible into shares of common stock at a conversion price of $0.12 per share. Under our current business plan, we will require a minimum of approximately $20 million to fund operations through March 31, 2014 (“Year 1”), and a minimum of approximately $50 million to fund our working capital needs during the two-year period subsequent to March 31, 2014. We intend to raise up to $20 million to fund operations in Year 1. Future equity financings may be dilutive to our stockholders, and the terms of future equity financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best efforts private equity financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. There is no assurance that we can raise up to $20 million in Year 1, or raise additional capital thereafter. Failure to raise estimated required capital, on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

We have incurred losses from inception to March 31, 2013 of $3,217,477.  Further losses are anticipated in developing our business.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  As of March 31, 2013, we had $12,399 of cash on hand.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company estimates that it will need to raise a minimum of $20 million to meet its obligations during the next 12 months. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

None.

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

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our management concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investment in our shares of common stock is speculative, involves a high degree of risk and should only be purchased by those who can afford to lose their entire investment.  Therefore, prospective investors should carefully consider the following risk factors before purchasing our securities.  Investors are cautioned that the events described in these risk factors are beyond our reasonable control, and may or may not occur despite our best efforts.

Risks Related to Our Business and Financial Condition

We are an exploration company with limited operating history, and there can be no assurance that we will be successful in executing our business plan. We may never attain profitability.

Since 2006, we have not been engaged in any substantive business activity except for the search of potential assets, property, or businesses to acquire.  In March 2013, we entered into two ordinary business course master license agreements with seismic companies and expect to enter into one or more ordinary business course license agreements with seismic companies to acquire and reprocess additional seismic data.  With our entry into these license agreements, we intend to engage in the exploration, development, and production of oil and natural gas.  As we are entering into a new business, we are subject to all the risks and uncertainties which are characteristic of a new business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks, as well as those risks that are specific to the oil and gas industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

Our principal consultants are new to our Company and may not be able to develop and execute a successful new business strategy.

Although the principal consultants are highly experienced in the oil and gas industry, they are new to the Company which itself is new to this business.  We are in the process of developing and beginning to execute a business strategy, and if we are not able to develop a business strategy which we can execute in a successful manner, our business will fail and we would likely lose all of our current and future capital.  Our business is speculative and dependent upon the implementation of our business plan and our ability to enter into agreements with third parties for the rights to exploit potential oil and gas reserves on terms that will be commercially viable for us.  Additionally, in implementing our new business strategy, we will rely to a large extent, on the efforts and continued involvement of our principal consultants.  The loss of these key consultants will adversely affect our business, the ability to successfully implement our business plan, and may cause us to curtail or cease our operations.

We will need to raise additional capital to fund our operations and business plan.  Failure to meet our capital requirements in the future will cause us to curtail future growth plans or cut back our operations.

As of March 31, 2013, we had $12,399 of cash on hand.  Subsequent to March 31, 2013, we sold 16,666,667 shares of common stock for gross proceeds of $2,000,000 and borrowed $4,600,000 from a shareholder to fund certain Company contractual commitments evidenced by a demand note, bearing interest at the rate of 5% per annum, convertible into our common stock at a conversion price of $0.12 per share.  Under our current business plan, we will require a minimum of approximately $20 million to fund operations through March 31, 2014 (“Year 1”), and a minimum of approximately $50 million to fund our working capital needs during the two-year period subsequent to March 31, 2014.  We intend to raise up to $20 million to fund operations in Year 1.

Future equity financings may be dilutive to our stockholders, and the terms of future equity financings may include preferences or rights superior to our common stock.  Debt financings may involve a pledge of assets and will rank senior to our common stock.  We have historically financed our operations through best efforts private equity financings.  We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings.  There is no assurance that we can raise up to $20 million in Year 1, or raise additional capital thereafter.  Failure to raise estimated required capital, on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

We may be unable to access the capital markets to obtain additional capital that we will require to implement our business plan, which would restrict our ability to grow.

We need to raise significant capital to enable us to execute our developing business plan.   Because we are an exploration stage company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital.  Our ability to obtain needed financing may be impaired by conditions in the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our prospective oil and natural gas projects and prices of oil and natural gas on the commodities markets (which will impact the amount of financing available to us), and/or the loss of key consultants and management. Further, if oil and/or natural gas prices on the commodities markets decrease, then our potential revenues, if any, will decrease, and such decreased future revenues may increase our requirements for capital. Some of the future contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital. If the amount of capital we can raise is not sufficient, we may be required to curtail or cease our operations.

The ongoing worldwide financial and credit crisis may continue indefinitely.  Because of severely reduced market liquidity, we may not be able to raise additional capital when we need it.  Because the future of our business depends on the completion of one or more investment transactions for additional capital, we may not be able to complete such transactions.  As a result, we may be forced to curtail our current business activities or cease operations entirely.

Because our continuation as a going concern is in doubt, we will be forced to cease business operations unless we can raise sufficient funds to satisfy our working capital needs.

We have incurred losses from inception to March 31, 2013 of $3,217,477.  Further losses are anticipated in developing our business.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  As of March 31, 2013, we had $12,399 of cash on hand.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company estimates that it will need to raise a minimum of $20 million to meet its obligations during the next 12 months. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at March 31, 2013, we had a total accumulated deficit of $3,217,477.  We have no revenues and do not anticipate receiving revenues unless we are successful in discovering economically recoverable oil or gas reserves.  We expect that our operating expenses will increase as we develop our projects.  We expect continued losses in fiscal year 2013, and thereafter.

Our lack of diversification increases the risk of an investment in our common stock.

Our business will focus on the oil and gas industry in commercially advantageous offshore and onshore areas of the United States and select international areas.  Larger companies have the ability to manage their risk by diversification. However, we lack diversification, in terms of both the nature and geographic scope of our business. As a result, factors affecting our industry, or the regions in which we operate, will likely impact us more acutely than if our business was diversified.

Strategic relationships upon which we rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully bid on and acquire properties, to discover resources, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers, depends on developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable properties. Further, we must consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavor to use the business relationships of our management and to enter into strategic relationships, which may take the form of joint ventures with other private parties or with local government bodies or contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require that we incur expenses or undertake activities we would not otherwise incur or undertake in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Competition in obtaining rights to explore and develop oil and gas reserves and to market our production may impair our business.

The oil and gas industry is extremely competitive. Present levels of competition for oil and gas resources are high worldwide.  Other oil and gas companies with greater resources will compete with us by bidding for exploration and production licenses and other properties and services we will need to operate our business.  Additionally, other companies may compete with us in obtaining capital from investors. Competitors include larger, established exploration and production companies, which may have access to greater financial and other resources than we, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, giving them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests.  Because of some or all of these factors, we may not be able to compete.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions building and expanding our business. If we fail to effectively manage our growth, our financial results will be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees.  We cannot assure you that we will be able to:

•	expand our systems effectively or efficiently or in a timely manner;

•	optimally allocate our human resources; or

•	identify and hire qualified employees or retain valued employees.

If we are unable to manage our growth and our operations, our financial results could be adversely affected, which will diminish our profitability.

Our business may suffer if we do not attract and retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our business. We are in the process of building our management team.  The loss of our executive officers, principal consultants, or our inability to attract qualified executive officers and board members could, in the future, adversely impact our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain suitably qualified staff and to retain staff who are willing to work in that jurisdiction. We do not currently carry “key man” life insurance.

Our success depends on the ability of our management and employees to interpret market, engineering, and geological data correctly and to interpret and respond to economic market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments and ultimately, if required, successfully divest such investments. Further, our future personnel may not continue their association or employment with us, and we may not be able to find replacement personnel with comparable skills.  If we are unable to attract and retain key personnel, our business may be adversely affected.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in any jurisdiction where we might conduct our business activities, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of the Company to carry on our expected business.  The actions, policies or regulations, or changes thereto, of any government body or regulatory agency or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact any ability to operate profitably.

Risks Related to Our Industry in Which We Intend to Compete in 2014

Current volatile market conditions and significant fluctuations in energy prices may continue indefinitely, negatively affecting our business prospects and viability.

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves. The prices we receive for our production and the levels of our production and reserves depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•	changes in global supply and demand for oil and natural gas by both refineries and end users;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	the price and volume of imports of foreign oil and natural gas;

•	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;

•	the level of global oil and gas exploration and production activity;

•	the level of global oil and gas inventories;

•	weather conditions;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations and taxes;

•	proximity and capacity of oil and gas pipelines and other transportation facilities;

•	the price and availability of competitors’ supplies of oil and gas in captive market areas;

•	the introduction, price and availability of alternative forms of fuel to replace or compete with oil and natural gas;

•	speculation in the price of commodities in the commodity futures market;

•	the availability of drilling rigs and completion equipment; and

•	the overall economic environment.

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. As a result, our financial results will be more sensitive to fluctuations in oil prices. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future. The slowdown in economic activity caused by the worldwide economic recession has reduced worldwide demand for energy. This may result in lower crude oil and natural gas prices. Crude oil prices declined from record high levels in early July 2008 of over $140 per Bbl to below $45 per Bbl in February 2009 before rebounding to over $105 per Bbl in March 2012. Natural gas prices declined from over $13 per MMBtu in mid-2008 to approximately $2.5 per MMBtu in March 2012. Such a decline could occur again in the future due to global economic conditions.  These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty.

Exploration for oil and natural gas is risky and may not be commercially successful, impairing our ability to generate revenues.

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. We may not discover oil or natural gas in commercially viable quantities. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof.  If exploration costs exceed our estimates, or if our exploration efforts do not produce viable reserves, our exploration efforts will not be commercially successful, which will adversely impact our ability to generate any revenues and our business strategy.

Exploratory oil and gas prospects involve a substantial amount of risk.

Developing exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial risk. The budgeted costs of drilling, completing, and operating exploratory wells are often exceeded and can increase significantly when drilling costs rise. Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages, and mechanical difficulties. There is no assurance that we will successfully complete the well or if successful, that the well will be economically successful.  Moreover, the successful drilling or completion of any oil or gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. We cannot assure you that our exploration, exploitation and development activities will result in profitable operations, the result of which will materially adversely affect our business.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on the Company.

Oil and gas operations are subject to national and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to national and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Environmental standards imposed by national or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date, we have not been required to spend any amounts on compliance with environmental regulations. However, we may be required to expend substantial sums in the future and this may affect our ability to develop, expand or maintain our operations.

We may be dependent upon third party operators of our oil and gas properties.

Third parties may act as the operator of our oil and gas wells and control the drilling and operating activities to be conducted on our properties, if and when such assets are acquired. Therefore, we may have limited control over certain decisions related to activities on our properties, which could affect our results of operations.

We may not be able to develop oil and gas reserves on an economically-viable basis.

To the extent that we succeed in discovering oil and/or natural gas reserves, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable. On a long-term basis, our viability depends on our ability to find, develop and commercially produce oil and gas reserves. Our future reserves, if any, will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into our markets.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. While we will endeavor to effectively manage these conditions, we cannot be assured of doing so optimally, and we will not be able to eliminate them completely in any case.  Therefore, these conditions could diminish our future revenue and result in the impairment of our oil and natural gas interests.

A shortage of drilling rigs and other equipment and geophysical service crews could hamper our ability to exploit any oil and gas resources we may acquire.

Because of the increased oil and gas exploration activities in North America and other international areas, competition for available drilling rigs and related services and equipment has increased significantly, and we believe that these rigs and related items will become substantially more expensive and harder to obtain once we begin our drilling operations in 2015.  We may not be able to procure the necessary drilling rigs and related services and equipment or the cost of such items may be prohibitive.  Our ability to comply with future license obligations or otherwise generate revenues from the production of operating oil and gas wells could be hampered as a result of this, and our business could suffer.

Environmental risks may adversely affect our business.

All phases of the oil and natural gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of international conventions and federal, provincial and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures, and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to foreign governments and third parties and may require us to incur costs to remedy such discharge. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

Any insurance that we may acquire will likely be inadequate to cover liabilities we may incur.

Our involvement in the exploration for, and development of, oil and natural gas properties may result in our becoming subject to liability for pollution, blow-outs, property damage, personal injury or other hazards. Although we intend to obtain insurance in accordance with industry standards to address such risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not, in all circumstances be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities would reduce the funds available to us.  If we suffer a significant event that is not fully insured or if the insurer of such event is not solvent or denies coverage, we could be required to divert funds from capital investment or other uses towards covering our liability for such events.

Risks Related to our Common Stock

There is not now, and there may never be, an active market for our common stock.

Shares of our common stock have historically been thinly traded, currently there is no market for our common stock, and no market for our common stock may develop in the future. As a result, our stock price as quoted by the OTCBB or OTCQB may not reflect an actual or perceived value.  Moreover, several days may pass before any shares are traded; meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including, but not limited to:

•	we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume; and

•
stock analysts, stock brokers and institutional investors may be risk-averse and reluctant to follow a company such as ours that faces substantial doubt about its ability to continue as a going concern or to purchase or recommend the purchase of our shares until such time as we become more viable.

As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock.  Accordingly, investors must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time, and may lose their entire investment.  There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained.  This severely limits the liquidity of our common stock and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

We cannot assure that our common stock will become liquid or that it will be listed on a national securities exchange.

Until our common stock is listed on a national securities exchange such as The NASDAQ Stock Exchange or the NYSE, we expect our common stock to remain eligible for quotation on the OTCBB.  If we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.  This would also make it more difficult for us to raise capital.

We may issue preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 50 million shares of blank check preferred stock with designations, rights and preferences determined from time to time by the board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Future sales of our common stock could lower our stock price.

We will sell additional shares of common stock to fund working capital obligations for fiscal year 2013 and beyond.  We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.  Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.  Moreover, sales of our common stock by existing shareholders could also depress the price of our common stock.

Our common stock is subject to the “penny stock” rules of the SEC, which makes transactions in our common stock cumbersome and may reduce the value of an investment in the stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

•	the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of common stock and cause a decline in the market value of stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The price of our common stock will remain volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us, our strategic partners or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our Company’s industry;

•	additions or departures of key personnel;

•	sales of our common stock or other securities in the open market;

•	our ability to acquire seismic data and other intellectual property on commercially reasonable terms and to defend such intellectual property from third party claims;

•	litigation; and

•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of companies’ securities, securities class action litigation has often been initiated against those companies. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

We do not anticipate dividends to be paid on our common stock.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During April 2013, the Company issued a total of 47,000,000 shares of common stock for $470,000 cash proceeds received in February and March 2013.

During April 2013, the Company issued a total of 6,000,000 shares of common stock to two third parties for services rendered.  The shares were valued at $60,000.

During April 2013, the Company issued a total of 10,000,000 shares of common stock to John B. Connally III as consideration for termination of a consulting agreement.

During April 2013, the Company issued 243,516,666 shares of common stock to third parties in relation to the licensing of certain seismic data.

During April 2013, the Company sold 16,666,667 shares of common stock for $2,000,000 cash.

The offer and sale of the shares described above were made without registration under the Securities Act of 1933, as amended (the “Act”), and the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Act and Regulation D under the Act and in reliance on similar exemptions under applicable state laws.  No sales commissions were paid in connection with the sale of the shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

THE COMPANY

The Company was incorporated under the laws of the State of Utah on December 12, 2003, as "Lostwood Professional Services, Inc." On July 21, 2004, the Company changed its name to "Plan A Promotions, Inc."  In June 2011, the Company and certain of its shareholders sold an aggregate of 9,700,000 shares of the Company’s common stock to certain accredited investors, which resulted in a change of control and management.  Following the change of control, in April 2012 the Company changed its state of incorporation from the State of Utah to the State of Delaware, and changed its name to GulfSlope Energy, Inc.

Prior to March 2013, we have not been engaged in any substantive business activity since 2006. In March 2013, we acquired the exclusive rights to negotiate the license and reprocessing of certain seismic data from TGS, executed an ordinary business course master license agreement with TGS, entered into an additional ordinary business course license agreement, and entered the exploration stage of our business.  We expect to enter into one or more ordinary business course license agreements with seismic companies to acquire and reprocess additional seismic data subsequent to the date of this Report.

Business Plan

With our entry into these license agreements described above, we intend to engage in the exploration, development, and production of oil and natural gas. We expect to focus our exploration activities primarily in North America and select international areas utilizing and incorporating recent advances in the oil and gas industry’s breakthrough seismic image processing, acquisition, and interpretation technologies.  We plan to give preference to areas where production infrastructure already exists, which we believe will allow for discoveries to be developed quicker and far less expensively, with the goal to reduce economic risk while increasing upside. Where strategically and economically advantageous, we may purchase attractive legacy fields, where deeper and/or additional potential may exist.

Technical Strategy

We believe that the major obstacle to identifying potential hydrocarbon accumulations globally has been the inability of seismic technology to accurately image the geologic formations, as a result of complex subsurface structure. Rock layers can highly distort the seismic ray paths, potentially causing a misinterpretation of the underlying geology. Thus, we believe that the opportunity exists for a technology-driven petroleum exploration company to extensively apply the most advanced seismic technologies possible, with the goal of achieving higher commercial discovery rates for exploratory wells, and their subsequent appraisal and development.

Our technical approach to exploration and development will be to deploy a small team of highly experienced technical scientists, with the most current and extensive understanding of the geology and geophysics of exploration in North America and select international areas, thereby avoiding the traditional timing and execution risks of advancing up a learning curve. For data purchase and regional interpretation, we believe that our technical staff will high grade geographic areas within North American and select international basins, with the goal to optimize initial capital outlays.

We believe that modern 3-D seismic datasets with acquisition parameters suitable for imaging at various depths are readily available in many of these basins, and can be licensed on commercial reasonable terms.  Critical to the technical success is the application of the best seismic imaging technology available, in order to optimize delineation of prospective structures and the presence of hydrocarbon-charged reservoirs below many complex geologic features. An example of such a seismic technology would be reverse time migration, which we believe to be the most accurate, fastest, and yet affordable seismic imaging technology for critical depth imaging in the world.

For the next 12 months, we intend to (i) finalize strategic and budgetary planning, (ii) commence additional capital acquisition, (iii) lease office space and build office infrastructure, (iv) hire geotechnical and support personnel, (v) identify and license initial seismic and geologic data sets, (vi) commence advanced re-processing on seismic data sets, (vii) high-grade identified leads to an undetermined number of leasable prospects, and (viii) commence leasing and prospect acquisition.  We will need to raise equity capital to fund our business strategy.

Acquisition Strategy

We expect that we will focus our exploration programs in areas where leasing acquisition opportunities of prospective land acreage will be significant. Additional sources of growth opportunities will be considered through farm-in deals and prospect trades, with well-established, successful companies that are active in the selected basins. We intend to acquire leases by lease sale, farm-in, or purchase, during the 2014 fiscal year. As is consistent with a prudent and successful exploration approach, we believe that additional seismic acquisition, processing, and/or interpretation may become highly advantageous, in order to more precisely define the most optimal drillable location(s).

Drilling and other Exploratory and Development Strategies

Our plan is to enter into farm-in and farm-out arrangements with other, more well-established companies such that we will be partially carried in the initial exploratory well of each prospect.  Such arrangements are a commonly accepted industry method of proportionately recouping pre-drill cost outlays for seismic, land, and associated expenses.  In any given prospect well, we expect that our retained working interest will be adjusted based upon factors such as geologic risk and well cost.

Early monetization of a discovered asset is an elemental strategy for us, in contrast with a conventional exploration and production company that is committed to full development and eventual production, years after initial discovery. However, if a reasonable value were not offered at the time of a reserve-auction process, then we may elect to retain (subject to lease terms) the discovery asset undeveloped, until a reasonable offer was received in line with our perceived market value, or we may elect to seek development partners on a promoted basis in order to substantially reduce capital development requirements.

Oil and Gas Industry

The oil and gas industry is a complex, multi-disciplinary sector that varies greatly across geographies. As a heavily regulated industry, operating conditions are subject to political regimes and changing legislation. Governments can either induce or deter investment in exploration and production, depending on legal requirements, fiscal and royalty structures and regulation. Beyond political considerations, exploration and production for hydrocarbons is an extremely risky business with multiple failure modes. Exploration and production wells require substantial investment and are long-term projects, sometimes exceeding twenty to thirty years. Regardless of the effort spent on an exploration or production prospect, success is difficult to attain. Even though modern equipment, including seismic equipment and advanced software, has helped geologists find producing structures and map reservoirs, they do not guarantee any outcome. Drilling is the only method to determine whether a prospect will be productive, and even then, many complications can arise during drilling (e.g., those relating to drilling depths, pressure, porosity, weather conditions, permeability of the formation and rock hardness) among others.

Typically, there is a significant chance that exploratory wells will result in non-producing holes, leaving investors with the cost of seismic data and a dry well which can total millions of dollars. Even if oil or gas is produced from a particular well, there is always the possibility that treatment, at additional cost, may be required to make production commercially viable. Further, production profiles decline over time. In summary, oil and gas exploration and production is an industry with high risks and high entry barriers, but it is also potentially lucrative.

Oil and gas prices determine the commercial feasibility of a project.  Certain projects may become feasible with higher prices or, conversely, may falter with lower prices. Volatility in the price of oil, gas and other commodities has increased during the last few years, complicating the assessment of revenue projections.  Most governments have enforced strict regulations to uphold high standards of environmental awareness; thus, holding companies to a high degree of responsibility vis-à-vis protecting the environment. Aside from such environmental factors, oil and gas drilling is often conducted near populated areas.  For a company to be successful in its drilling endeavors, working relationships with local communities are crucial to promote business strategies and to avoid the repercussions of disputes that might arise over local business operations.  At this time, the Company does not have any producing or proved oil or gas reserves.

Governmental Regulation

Our oil and gas operations are subject to various federal, state, and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation, and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, and local laws and regulations relating primarily to the protection of human health and the environment. State and local laws and regulations may affect the prices at which royalty owners are paid for their leases by requiring more stringent disclosure and certification requirements, adjusting interest rates for late payments, raising legal and administrative costs and imposing more costly default contractual terms. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases, or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned, and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. The discharge of oil or gas or other pollutants into the air, soil, or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. No assurance can be given that environmental laws will not result in a curtailment of any future production or a material increase in the costs of production, development, or exploration activities or otherwise adversely affect our financial condition, results of operations, or prospects.  We could incur significant liability for damages, clean-up costs, and penalties in the event of discharges into the environment, environmental damage caused by us or previous owners of our property, or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, we could face actions brought by private parties or citizens groups.  Any of the foregoing could have a material adverse effect on our financial results.

Failure to comply with environmental laws could result in fines or penalties being owed to third parties or governmental entities, the payment of which could have a material adverse effect on our financial condition or results of operations.

On April 22, 2010, the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico, sank after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Macondo well. As a result, from May 2010 to October 2010, the U.S. Department of Interior imposed a moratorium on offshore drilling operations. Drilling resumed in November 2010 but activity in the U.S. Gulf of Mexico did not reach pre-blowout levels until September 2011. As a result of the blowout, the U.S. Department of Interior issued new rules designed to improve drilling and workplace safety in the U.S. Gulf of Mexico, and various congressional committees began pursuing legislation to regulate drilling activities and increase liability. The Bureau of Ocean Energy Management, BSEE and Office of National Resources Revenue are expected to continue to issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, and other regulatory agencies could potentially issue new safety and environmental guidelines or regulations in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. We are monitoring legislation and regulatory developments; however, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation.

Environmental Regulation

The operation of our future oil and gas properties will be subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Applicable U.S. federal environmental laws include, but are not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Clean Water Act (“CWA”) and the Clean Air Act (“CAA”). These laws and regulations govern environmental cleanup standards, require permits for air, water, underground injection, solid and hazardous waste disposal and set environmental compliance criteria. In addition, state and local laws and regulations set forth specific standards for drilling wells, the maintenance of bonding requirements in order to drill or operate wells, the spacing and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the prevention and cleanup of pollutants and other matters. Typically, operators maintain insurance against costs of clean-up operations, but may not be fully insured against all such risks. Additionally, Congress and federal and state agencies frequently revise the environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs. Although future environmental obligations are not expected to have a material impact on the results of our operations or financial condition, there can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause us to incur material environmental liabilities or costs.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines and penalties and the imposition of injunctive relief. Accidental releases or spills may occur in the course of the operations of our properties, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons.

The environmental laws and regulations that could have a material impact on the oil and natural gas exploration and production industry and our business are as follows:

Hazardous Substances and Wastes. CERCLA, also known as the “Superfund law,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that transported or disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file corresponding common law claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Waste Discharges. The CWA and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment beams and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Air Emissions. The CAA and associated state laws and regulations restrict the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before construction can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. More stringent regulations governing emissions of toxic air pollutants and greenhouse gases (“GHGs”) have been developed by the EPA and may increase the costs of compliance for some facilities.

Oil Pollution Act. The Oil Pollution Act of 1990, as amended (“OPA”) and regulations thereunder impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA. OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.

National Environmental Policy Act. Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. The process involves the preparation of either an environmental assessment or environmental impact statement depending on whether the specific circumstances surrounding the proposed federal action will have a significant impact on the human environment. The NEPA process involves public input through comments which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system by process participants. This process may result in delaying the permitting and development of projects, increase the costs of permitting and developing some facilities and could result in certain instances in the cancellation of existing leases.

Worker Safety. The Occupational Safety and Health Act (“OSHA”) and comparable state statutes regulate the protection of the health and safety of workers. The OSHA hazard communication standard requires maintenance of information about hazardous materials used or produced in operations and provision of such information to employees. Other OSHA standards regulate specific worker safety aspects of our operations. Failure to comply with OSHA requirements can lead to the imposition of penalties.

Safe Drinking Water Act. The Safe Drinking Water Act and comparable state statutes restrict the disposal, treatment or release of water produced or used during oil and gas development. Subsurface emplacement of fluids (including disposal wells or enhanced oil recovery) is governed by federal or state regulatory authorities that, in some cases, includes the state oil and gas regulatory authority or the state’s environmental authority. These regulations may increase the costs of compliance for some facilities.

Offshore Drilling. In 2011, the U.S. Department of Interior issued new rules designed to improve drilling and workplace safety in the U.S. Gulf of Mexico, and various congressional committees began pursuing legislation to regulate drilling activities and increase liability. The Bureau of Ocean Energy Management, BSEE and Office of National Resources Revenue are expected to continue to issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, and other regulatory agencies could potentially issue new safety and environmental guidelines or regulations in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. We are monitoring legislation and regulatory developments; however, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation. A prolonged suspension of drilling activity or permitting delays in the U.S. Gulf of Mexico and new regulations and increased liability for companies operating in this sector, whether or not caused by a new incident in the region, could adversely affect our business and planned operations.

Employees

We currently have 7 employees.  We utilize consultants, as needed, to perform strategic, technical, operational and administrative functions, and as advisors.

Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

General

Our address is 2500 CityWest, Suite 800, Houston, Texas 77042 and our telephone number is (713) 942-6639.

Our web site is currently under construction. You may access and read our SEC filings through the SEC's web site (http:www.sec.gov). This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.

MANAGEMENT

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Title
James M. Askew	47	Chairman and Sole Director, President, Secretary, Treasurer and Chief Executive Officer

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

Consultants

In March 2013, we entered into one-year consulting agreements with John N. Seitz and ConRon Consulting, Inc.  The consulting agreements each have a term of 1 year.  Under the consulting agreements, John Seitz and ConRon Consulting, Inc. will assist the Company in the negotiation of a definitive license agreement with TGS, and will also provide general advisory services to the Company’s board. Mr. Seitz is paid 40,000 per month and ConRon Consulting, Inc. is paid $30,000 per month.

Mr. Seitz is a founder and vice chairman of the board of Endeavour International Corporation, a public company listed on the NYSE and on the London Stock Exchange, which is engaged in oil and gas exploration and production in the U.K. North Sea and in the domestic U.S. market.  From 2003 until 2006, Mr. Seitz served as co-chief executive officer of Endeavour. From 1977 to 2003, Mr. Seitz held positions of increasing responsibility at Anadarko Petroleum Corporation (NYSE: APC), serving most recently as a director and as president and chief executive officer. Mr. Seitz also serves on the board of managers of Constellation Energy Partners LLC (NYSE: Arca), a company focused on the acquisition, development and exploitation of oil and natural gas properties and related midstream assets, and on the board of directors Gulf United Energy, Inc. (OTCQB: GLFE) and ION Geophysical Corporation, a leading technology-focused seismic solutions company.  Mr. Seitz is a Certified Professional Geological Scientist from the American Institute of Professional Geologists and a licensed professional geoscientist with the State of Texas.  Mr. Seitz also serves as a trustee for the American Geological Institute Foundation.  Mr. Seitz holds a Bachelor of Science degree in Geology from the University of Pittsburgh, a Master of Science degree in Geology from Rensselaer Institute and is a Certified Professional Geoscientist in Texas. Mr. Seitz has completed the Advanced Management Program at the Wharton School.

Dr. Ronald A. Bain, the principal of ConRon Consulting, Inc., currently serves in a consulting capacity as corporate advisor to several domestic and international exploration and production companies. From 2004 through 2008, Dr. Bain was corporate exploration advisor and vice president of geosciences of Endeavour International Corporation. From 1983 through 2001, Dr. Bain held numerous management positions in technology and exploration, in both domestic and international exploration, at Anadarko Petroleum. Dr. Bain entered the industry in 1974 as a research geophysicist with Gulf Oil. Dr. Bain currently serves on the University of Texas Geology Foundation Advisory Council.  Dr. Bain holds Bachelor of Science and PhD degrees in Physics from the University of Texas at Austin and a Master of Science degree in Physics from the University of Pittsburgh.

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

From October 1, 2011 through September 30, 2012, the Board of Directors held no meetings. During March 2013, the Board held three meetings.   The Company has no formal policy with regard to Board members' attendance at annual meetings of security holders and the Company did not hold an annual meeting during the fiscal year ended September 30, 2012 or during the current fiscal year as of the date of this report.

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

Compensation to Officers of the Company

The following tables contain compensation data for our named executive officers as of the fiscal years ended September 30, 2012 and 2011:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)		Stock Option Awards		All Other Compensation		Total
Jim Askew	2012	$200,000	$100,000	$500,000	(3)	$		$-		$$800,000
President, CEO, Sole Director	2011	-	-	-			-	-		-

John Preftokis(2)	2012	9,000	-	$200,000	(4)		-	50,000	(5)	$259,000
Former President, and Director	2011	1,000	-	-			-	61,510		1,000

(1)	Amounts in this column represent the grant date fair value of restricted stock awards.
(2)	Resigned in June 2012.
(3)
On May 1, 2012, the Company issued Mr. Askew 50,000,000 shares of common stock for services rendered pursuant to a one-year consulting agreement, which subsequently was cancelled and superseded by a three-year employment agreement.

(4)	On May 1, 2012, the Company issued Mr. Preftokis 20,000,000 shares of common stock for services rendered as the Company’s sole officer and director at that time (Mr. Preftokis resigned in June 2012).
(5)	On June 22, 2012, the Company issued Mr. Preftokis 5,000,000 shares of common stock pursuant to a one-year consulting agreement.

Employment Agreement

The Company entered into an employment agreement with Mr. Askew in June 2012 pursuant to which Mr. Askew served as President, Chief Executive Officer, Secretary and Treasurer of the Company.  The agreement had an initial term of three (3) years (subject to termination upon 90 days notice by the Company), pursuant to which Mr. Askew was paid a base salary of $300,000 per year and bonuses of $120,000.  In March 2013, the Company and Mr. Askew entered into an amendment to his employment agreement pursuant to which the Company would be allowed to terminate his agreement at will.  In consideration for Mr. Askew’s agreement to enter into the amendment, the Company agreed to pay Mr. Askew, upon termination of his employment agreement, a severance amount of up to $100,000 as payment of Mr. Askew’s income tax liability incurred as a result of salary and other payments made to Mr. Askew during calendar year 2012.

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

Director Compensation

During 2011 and 2012, none of our directors were compensated for their services as directors.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended September 30, 2012.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at September 30, 2012.

Certain Relationships and Related Party Transactions

In June 2011, the Company and certain of its shareholders sold an aggregate of 9,700,000 shares of the Company’s common stock to certain accredited investors, which constituted 97% of our issued and outstanding shares of common stock.  In connection with the sale of the shares, the Company’s then-current officers and directors resigned, and John Preftokis was appointed to serve as our president, chief executive officer, secretary, treasurer, and sole director, resulting in a change of control.  During May 2012, Mr. Preftokis was issued 20 million shares of common stock for services rendered.  In June 2012, Mr. Preftokis resigned as our officer and director and entered into a one-year consulting agreement with us  pursuant to which he was issued 5 million shares of our common stock.

In May 2012, we entered into a consulting agreement with Mr. Askew pursuant to which Mr. Askew would provide the Company’s board of directors with advice relating to certain of the Company’s strategic and business development activities.  In consideration for entering into the consulting agreement, Mr. Askew was issued 50 million shares of the Company’s common stock.  Following Mr. Preftokis’s resignation, Mr. Askew’s consulting agreement was terminated, and he was appointed as our president, chief executive officer, secretary, treasurer, and as chairman of the board of directors, pursuant to his employment agreement.

In May 2012, we also entered into a consulting agreement with John B. Connally III pursuant to which Mr. Connally would provide the Company’s board of directors with advice relating to certain of the Company’s strategic and business development activities.  In consideration for entering into the consulting agreement, Mr. Connally was issued 50 million shares of the Company’s common stock valued at $0.01 per share.  In July 2012, Mr. Connally’s consulting agreement was amended in consideration for the significant amount of time Mr. Connally devoted to the Company.  Between July 2012 and March 2013, Mr. Connally received compensation of $233,000 pursuant to this consulting agreement.  In March 2013, Mr. Connally and the Company agreed to terminate the consulting agreement.  In consideration for his agreement to terminate the consulting agreement, Mr. Connally was issued 10 million shares of our common stock.

In March 2013, John Seitz and Dr. Ronald A. Bain, the principal of ConRon Consulting, Inc., were issued an aggregate of 230,091,111 shares of our common stock in consideration for the assignment of rights to purchase certain seismic data from TGS, valued at $0.01 per share.  As a result of that transaction, both Mr. Seitz and Dr. Bain became holders of in excess of 5% of our outstanding shares of common stock.  In April and May 2013, Mr. Seitz loaned the Company $4.6 million to fund certain Company contractual commitments, payable upon demand and bearing interest at the rate of 5% per annum.  The loan is convertible into our shares of common stock at a conversion rate of $0.12 per share.

We do not maintain a policy or procedure for the review, approval, or ratification of any transaction with a related party.

PRINCIPAL STOCKHOLDERS

The following table sets forth the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers; and (d) all current directors and executive officers, as a group.  As of the date of this Report, there were 558,333,333 shares of common stock issued and outstanding.

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially	Percentage
Named Executive Officers and Directors:
James M. Askew	50,000,000	9.0%
All directors & executive officers as a group (1 persons)	50,000,000	9.0%
Shareholders of Greater Than 5%:
John N. Seitz	190,045,556	34.0%
John B. Connally III	60,000,000	10.7%
Dr. Ronald A. Bain	40,045,555	7. 2%
John Preftokis 40755 Witherspoon Terrace Fremont, California 94538	29,859,700	5.3%

DESCRIPTION OF CAPITAL STOCK

We are authorized to issue 750,000,000 shares of common stock, par value $0.001, of which 558,333,333 shares were issued and outstanding as of the date of this Report.  We are also authorized to issue 50 million shares of preferred stock, par value $0.001, none of which have been issued as of the date of this Report.

Common Stock

The holders of common stock are entitled to one vote per share with respect to all matters required by law to be submitted to stockholders.  The holders of common stock have the sole right to vote, except as otherwise provided by law or by our certificate of incorporation, including provisions governing any preferred stock.  The common stock does not have any cumulative voting, preemptive, subscription or conversion rights.  Election of directors requires the affirmative vote of a plurality of shares represented at a meeting, and other general stockholder action requires the affirmative vote of a majority of shares represented at a meeting in which a quorum is represented.  The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Subject to the rights of any outstanding shares of preferred stock, the holders of common stock are entitled to receive dividends, if declared by our board of directors, out of funds legally available.  In the event of liquidation, dissolution or winding up of the affairs of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment or provision for all liabilities and any preferential liquidation rights of any preferred stock then outstanding.

 The authorized but unissued shares of our common stock are available for future issuance without stockholder approval. These additional shares may be used for a variety of corporate purposes, including future public offering to raise additional capital, corporate acquisitions and employee benefit plans. The existence of authorized but unissued shares of common stock may enable our Board to issue shares of stock to persons friendly to existing management, which may deter or frustrate a takeover of the Company.

Registration Rights

The Company has granted holders of 16,666,667 shares of our common stock registration rights relating to the resale of the shares.  We will pay all costs and expenses incurred by us in complying with our obligations to file the registration statement pursuant to the registration rights agreement, except that the selling holders will be responsible for any underwriters discounts or commissions.  We expect to file such registration statement with the SEC in the near future.

Preferred Stock

We are authorized to issue 50 million shares blank check preferred stock, none of which are issued and outstanding.  We have no present plans for the issuance thereof. Our board of directors has the authority, without action by our stockholders, to designate and issue preferred stock in one or more series. Our board of directors may also designate the rights, preferences, and privileges of each series of preferred stock, any or all of which may be greater than the rights of the common stock. It is not possible to state the actual effect of the issuance of any shares of preferred stock on the rights of holders of the common stock until the board of directors determines the specific rights of the holders of the preferred stock. However, these effects might include:

•	restricting dividends on the common stock;
•	diluting the voting power of the common stock;
•	impairing the liquidation rights of the common stock; and
•	delaying or preventing a change in control without further action by the stockholders.

Options, Warrants and Convertible Notes

As of the date of this Report, there are no options, warranties, or other securities outstanding that are convertible or exchangeable for shares of our common stock other than the $4.6 million note, convertible into shares of common stock at the conversion rate of $0.12 per share.

PRICE RANGE OF COMMON STOCK

Our common stock is listed for quotation on the OTCBB and the OTCQB under the symbol “GSPE.” Shares of our common stock have historically been thinly traded, and currently there is no market for our common stock. As a result, our stock price as quoted by the OTCBB or OTCQB may not reflect an actual or perceived value.

The following table sets forth the approximate high and low bid prices for our common stock for the last two fiscal years and interim periods. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High	Low
YEAR 2013
	Quarter ended March 31, 2013	$0.41	$0.20
	Quarter ended December 31, 2012	$0.41	$0.30

YEAR 2012
	Quarter ended September 30, 2012	$0.40	$0.40
	Quarter ended June 30, 2012	$1.20	$0.20
	Quarter ended March 31, 2012	$0.60	$0.60
	Quarter ended December 31, 2011	$1.05	$0.60

YEAR 2011	Quarter ended September 30, 2011	$1.00	$0.85
	Quarter ended June 30, 2011	$1.11	$0.55
	Quarter ended March 31, 2011	$1.10	$0.30
	Quarter ended December 31, 2010	$0.30	$0.30

The closing price of our common stock on the OTCBB on May 14, 2013 was $0.55 per share. As of May 14, 2013, we had approximately 129 stockholders of record of our common stock.

We have never declared or paid cash dividends on our common stock, and we do not anticipate such a declaration or payment in the foreseeable future.

As of the date of this Report, the Company has not adopted an equity-based compensation plan.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our Certificate of Incorporation, as amended, provides to the fullest extent permitted by Delaware law, that our directors or officers shall not be personally liable to us or our shareholders for damages for breach of such director's or officer's fiduciary duty. The effect of this provision of our Certificate of Incorporation, as amended, is to eliminate our right and our shareholders (through shareholders' derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in its Certificate of Incorporation, as amended, are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

RECENT SALES OF UNREGISTERED SECURITIES

During the past three years, the registrant has sold the following securities which were not registered under the Act, and were completed pursuant to either Section 4(2) of the Act or Regulation D of the Act.  With respect to issuances made pursuant to Section 4(2) of the Act, the transactions did not involve any public offering and were sold to a limited group of persons.  Each recipient either received adequate information about us or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.  We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

The following table describes all securities we issued during the period covered by this Report without registering the securities under the Securities Act.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption
4/2013	common stock	16,666,667	1 investor	$2,000,000	cash	4(2)
3/2013	common stock	243,516,666	6 investors	--	assignment of property rights	4(2)
3/2013	common stock	6,000,000	2 consultants	--	services rendered	4(2)
3/2013	common stock	10,000,000	John B. Connally	--	termination of consulting agreement	4(2)
3/2013	common stock	32,000,000	11 investors	$320,000	cash	4(2)
2/2013	common stock	15,000,000	2 investors	$150,000	cash	4(2)
12/2012	common stock	13,650,000	16 investors	$136,500	cash	4(2)
6/2012	common stock	76,500,000	15 investors	$765,000	cash	4(2)
6/2012	common stock	5,000,000	John Preftokis	--	services rendered	4(2)
5/2012	common stock	50,000,000	James M. Askew	--	services rendered	4(2)
5/2012	common stock	20,000,000	John Preftokis	--	services rendered	4(2)
5/2012	common stock	50,000,000	John B. Connally	--	services rendered	4(2)
5/2012	common stock	10,000,000	consultant	--	services rendered	4(2)
6/2011	common stock	8,800,000	12 investors	$88,000	cash	4(2)

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

3.1	Certificate of Incorporation of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 23, 2012.
3.2	Bylaws of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed April 23, 2012.
4.1	Common Stock Specimen, incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K filed December 31, 2012
10.1	Employment Agreement, by and between the Company and James M. Askew, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 25, 2012
10.2	Form of Subscription Agreement incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2012
10.3	Form of Assignment and Assumption Agreement, incorporated by reference to Exhibit 10.1 of Form 8-K filed March 26, 2013
10.4	Form of Subscription Agreement, incorporated by reference to Exhibit 10.2 of Form 8-K filed March 26, 2013
10.5	Form Amendment No. 1 to Employment Agreement by and between the Company and James M. Askew, incorporated by reference to Exhibit 10.3 of Form 8-K filed March 26, 2013
10.6	Form of Consulting Agreement by and between the Company and John N. Seitz, incorporated by reference to Exhibit 10.4 of Form 8-K filed March 26, 2013
10.7	Form of Consulting Agreement by and between the Company and ConRon Consulting, I, incorporated by reference to Exhibit 10.5 of Form 8-K filed March 26, 2013
14.1	Code of Ethics incorporated by reference to Exhibit 14.1 of the Company's Form 10-k filed December 31, 2012
31.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in Extensible Business Reporting language (XBRL); (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows and (iv) Notes to the Condensed Financial Statements (2)

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

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	05/15/2013	By:	/s/James M. Askew
James M. Askew, Principal Executive Officer, Principal Financial Officer, President and Director