Form 10-Q
period 2013-06-30
GULFSLOPE ENERGY, INC.
filed 2013-08-14
CIK 1341726

U. S. Securities and Exchange Commission

Washington, D.C. 20549
______________

FORM 10-Q
______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

Commission File No. 00-51638
GULFSLOPE ENERGY, INC.
(Exact name of the issuer as specified in its charter)

Delaware	16-1689008
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

2500 CityWest Blvd., Suite 800
Houston,Texas 77042
 (Address of Principal Executive Offices)

(281) 918-4100
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

The number of shares outstanding of our common stock, as of August 14, 2013, was 569,166,666.

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

June 30, 2013

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

 GulfSlope Energy, Inc.
(An Exploration Stage Company)
Condensed Balance Sheets
As of June 30, 2013 and September 30, 2012
(Unaudited)

	June 30, 2013	September 30, 2012

Assets
Current Assets
Cash	$465,305	$423,009
Restricted Cash	2,500,124	-
Prepaid Expenses	7,876	329,373
Total Current Assets	2,973,305	752,382
Property, Plant, and Equipment (net)	65,326	-
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	14,542,055	-
Other Non-Current Assets	18,760	-
Total Non-Current Assets	14,626,141	-
Total Assets	$17,599,446	$752,382
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$1,806,047	$31,731
Related Party Payable	210,000	-
Accrued Expenses and Other Payables	1,558,190	-
Loan from Related-Party	5,200,000	31,183
Total Current Liabilities	8,774,237	62,914
Accrued Expenses and Other Payables, Net of Current Portion	5,003,065	-
Total Liabilities	$13,777,302	$62,914
Stockholders' Equity
Preferred Stock; par value ($0.001);	-	-
Authorized 50,000,000 shares
none issued or outstanding
Common Stock; par value ($0.001);	541,667	235,150
Authorized 750,000,000 shares; 541,666,666 and
235,150,000 issued and outstanding, respectively
Additional Paid-in-capital – shares to be issued	2,100,000	-
Additional Paid-in-capital	4,910,260	2,151,610
Deficit accumulated during the exploration stage	(3,729,783)	(1,697,292)
Total Stockholders' Equity	3,822,144	689,468
Total Liabilities and Stockholders' Equity	$17,599,446	$752,382

 See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc.
 (An Exploration Stage Company)
Condensed Statements of Operations
For the Three and Nine Months Ended June 30, 2013 and 2012, and
For the Period from Inception through June 30, 2013
(Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	Since Inception (12/12/03) through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Revenues	$-	$-	$-	$-	$9,694
Revenues from Related Parties	-	-	-	-	2,346
Total Revenue	-	-	-	-	12,040
Cost of Sales	-	-	-	-	8,394
Cost of Sales to Related Parties	-	-	-	-	2,101
Total Cost of Sales	-	-	-	-	10,495
Gross Profit	-	-	-	-	1,545
General & Administrative Expenses	477,138	1,108,947	1,997,323	1,215,946	3,679,846
Net Loss from Operations	(477,138)	(1,108,947)	(1,997,323)	(1,215,946)	(3,678,301)
Other Income/(Expenses):
Interest Income	124	-	124	-	124
Interest Expense	(35,292)	(60)	(35,292)	(60)	(50,806)
Net Loss Before Income Taxes	(512,306)	(1,109,007)	(2,032,491)	(1,216,006)	(3,728,983)
Provision for Income Taxes	-	-	-	-	(800)
Net Loss	(512,306)	(1,109,007)	(2,032,491)	(1,216,006)	(3,729,783)
Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.04)
Weighted Average Shares Outstanding – Basic and Diluted	538,298,351	64,996,154	336,199,450	34,243,248

See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended June 30, 2013 and 2012, and
For the Period from Inception through June 30, 2013
(Unaudited)

	For the nine months ended June 30, 2013	For the nine months ended June 30, 2012	Since Inception (12/10/03) Through June 30, 2013
Net Loss	$(2,032,491)	$(1,216,006)	$(3,729,783)
Adjustments to reconcile net income/loss to net cash
From Operating Activities:
Depreciation	1,928	-	10,834
Stock Issued for Services	160,000	1,350,000	1,510,000
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Prepaid Expenses and Other Assets	302,737	(483,125)	(26,636)
Increase/(Decrease) in Accounts Payable	121,845	22,027	153,577
Increase/(Decrease) in Accrued Expenses	131,520	-	131,520
Increase/(Decrease) in Related Party Payable	210,000	(1,619)	252,205
Net Cash From Operating Activities	(1,104,461)	(328,723)	(1,698,283)
Cash From Investing Activities
Exploration Costs	(4,024,682)	-	(4,024,682)
Purchase of Equipment	(67,254)	-	(74,660)
Net Cash From Investing Activities	(4,091,936)	-	(4,099,342)
Cash from Financing Activities
Loans from Shareholders	5,200,000	7,200	5,241,769
Payment on Loans from Shareholders	(31,183)	(7,200)	(72,952)
Restricted Cash	(2,500,124)	-	(2,500,124)
Proceeds from Stock Issuances	470,000	791,500	1,384,237
Proceeds from sale of stock (to be issued)	2,100,000	-	2,210,000
Net Cash From Financing Activities	5,238,693	791,500	6,262,930
Net Increase/(Decrease) in cash	42,296	462,777	465,305
Beginning Cash Balance	423,009	87,505	-
Ending Cash Balance	$465,305	$550,282	$465,305
Supplemental Schedule of Cash Flow Activities
Cash Paid for Income Taxes	$-	$-	$800
Cash Paid for Interest	$-	$60	$11,356
Related Party Debt Forgiveness	$-	$-	$11,023
Stock Issued for Prepaid Expenses	$-	$550,000	$550,000
Property contributed by shareholder	$-	$-	$1,500

Non-cash Investing and Financing Activities
Purchases of Development Capital Expenditures
Through Issuance of Common Stock	$2,435,167		$2,435,167
Included in Accrued Expenses	$6,429,735		$6,429,735
Included in Accounts Payable	$1,652,471		$1,652,471

 See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
June 30, 2013

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The condensed financial statements included herein are unaudited.  However, these condensed financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.  The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2012, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Liquidity/Going Concern

We have incurred accumulated losses for the period from inception to June 30, 2013 of $3,729,783.  Further losses are anticipated in developing our business.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  As of June 30, 2013, we had $465,305 of unrestricted cash on hand.  The Company estimates that it will need to raise a minimum of $20 million to fund operations through December 31, 2013, and likely significantly more capital to meet its obligations during the subsequent 12 months. The Company plans to finance the Company through best-efforts equity and/or debt financings. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Full Cost Method

GulfSlope follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  As of June 30, 2013, the Company has capitalized certain seismic data and other costs totaling $14,542,055 for the purposes of engaging in the exploration of oil and natural gas.

Capitalized costs associated with impaired properties and capitalized cost related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. As of June 30, 2013, the Company has no proved reserves.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 3 – EXPLORATION COSTS

On March 20, 2013, the Company entered into an assignment and assumption agreement (the “Assignment Agreement”) with third parties pursuant to which the Company was assigned the exclusive right to license certain seismic data from TGS.  On March 22, 2013, the Company executed a master license agreement with TGS.  In consideration for the assignment and other transactions contemplated by the Assignment Agreement, the Company agreed to issue to the assignor parties an aggregate of 243,516,666 shares of the Company’s common stock.  The common stock was valued at $2,435,167 and capitalized as exploration costs.

In March 2013, the Company licensed certain seismic data from TGS.  The seismic data license fee totaled $6,135,500, and was capitalized as exploration costs.  See Note 6 for payment terms relating to these costs.

In March 2013, the Company licensed certain seismic data from a different seismic company pursuant to another ordinary business course agreement.  The seismic data purchase totaled $4,012,260, and was capitalized as exploration costs.  See Note 6 for payment terms relating to these costs.

During May 2013, the Company incurred $90,000 in costs to participate in a geophysical research program with a public institution.   These costs were capitalized as exploration costs.

During May and June 2013, the Company incurred $1,562,470 in costs associated with technological infrastructure and third party hosting services to maintain the aforementioned seismic data.  These costs were capitalized as exploration costs.

During May and June 2013, the Company incurred $306,658 in consulting fees and salaries and benefits associated with full-time employed geoscientists analyzing the aforementioned seismic data.   These costs were capitalized as exploration costs.

NOTE 4 – RELATED PARTY TRANSACTIONS

In May 2013, James Askew resigned as the Company’s Chief Executive Officer.   Simultaneously, John Seitz was appointed Chief Executive Officer and Chairman of the board of directors.

During April through June 2013, the Company entered into convertible promissory notes whereby it borrowed $5,200,000 from its current Chief Executive Officer.   The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock.    The conversion price is equal to the most recent sale of the Company’s stock (see Note 5 below).

In May 2013, the Company’s current Chief Executive Officer opted to convert $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock pursuant to the aforementioned convertible promissory notes. The shares were not issued as of June 30, 2013 and were subsequently issued in July 2013.

NOTE 5 – COMMON STOCK/PAID IN CAPITAL

Effective April 2012, the Company completed a reincorporation in the State of Delaware from the State of Utah. The reincorporation was effected by the merger of Plan A with and into GulfSlope Energy, Inc., a newly formed, wholly owned Delaware subsidiary. As of the effective time of the reincorporation merger, Plan A ceased to exist as a separate entity with GulfSlope being the surviving entity. Each outstanding share of common stock of Plan A was automatically converted into one share of GulfSlope common stock. The par value of GulfSlope common stock and preferred stock changed from $0.01 per share to $0.001 per share. In addition, the number of authorized shares of common stock was increased from 50,000,000 to 750,000,000 and the number of authorized shares of preferred stock was increased from 5,000,000 to 50,000,000. These condensed financial statements and related notes give retroactive effect to the change in par value.

During February and March 2013, the Company sold 47,000,000 shares of common stock for cash proceeds of $470,000 or $0.01 per share.

During April 2013, the Company issued a total of 6,000,000 shares of common stock to two third parties for services rendered.  The shares were valued at $60,000 based upon the most recent sale (March 2013) of stock through a private placement at a price of $0.01 per share

During April 2013, the Company issued 10,000,000 shares of common stock to John B. Connally III as consideration for termination of a consulting agreement.  The shares were valued at $100,000 based upon the most recent sale (March 2013) of stock through a private placement at a price of $0.01 per share.

During April 2013, the Company issued 243,516,666 shares of common stock to third parties in relation to the licensing of certain seismic data (see Note 3 above).  The shares were valued at $2,435,167 based upon the most recent sale (March 2013) of stock through a private placement at a price of $0.01 per share.

During April 2013, the Company sold 16,666,667 shares of common stock for $2,000,000 cash or $0.12 per share. The shares were subsequently issued in July 2013.

During May 2013, the Company was obligated to issue 10,000,000 shares of common stock to its Chief Executive Officer to settle $1,200,000 in debt (see Note 4 above).  The shares were not issued as of June 30, 2013 and were subsequently issued in July 2013.

During June 2013, the Company sold 833,333 shares of common stock for $100,000 cash or $0.12 per share. The shares were subsequently issued in July 2013.

NOTE 6– COMMITMENTS AND CONTINGENCIES

Effective March 2013, the Company amended the employment agreement of James Askew to allow the Company to terminate such agreement at any time.  The Company agreed to pay Mr. Askew a severance payment upon termination in the amount of up to $100,000 as reimbursement for any tax liabilities arising from salary and other compensation paid to Mr. Askew during calendar year 2012.    The termination amount was accrued and not paid as of June 30, 2013.

On March 1, 2013, the Company entered into a one-year consulting agreement with ConRon Consulting Inc. (“ConRon”) whereby ConRon will assist the Company in negotiating licensing for certain seismic data, as well as provide other general consulting.  Pursuant to the agreement, ConRon is paid cash compensation of $30,000 per month.  It is expected that in the near future the Company will enter into an arrangement to replace the consulting agreement.  As of June 30, 2013, the consulting fees for the months of March, April, and May, and June totaling $120,000 were unpaid and had been accrued.

On March 1, 2013, the Company entered into a one-year consulting agreement with John N. Seitz, a shareholder, whereby Mr. Seitz will assist the Company in negotiating licensing for certain seismic data, as well as provide other general consulting.   Pursuant to the agreement, Mr. Seitz is paid cash compensation of $40,000 per month.   The agreement was terminated in May 2013, as Mr. Seitz was appointed as the Company’s Chief Executive Officer and it is expected that Mr. Seitz will enter into an arrangement with the Company in the near future providing equity-based compensation..   As of June 30, 2013, the consulting fees for the months of March, April, and May totaling $120,000 were unpaid and had been accrued.

In March 2013, the Company licensed certain seismic data pursuant to two agreements.  With respect to the first agreement, as of the date of this report, the Company has paid $2,135,500 in cash, and has provided an additional $2,500,000 in an escrow account, which will be released to the vendor at a later date.   This amount has been recorded as restricted cash as of June 30, 2013.   The Company is obligated to provide the remaining $1,500,000 in an escrow account upon the delivery of certain additional seismic data by the vendor to the Company, which is expected to occur during the first calendar quarter of 2014.  With respect to the second agreement, as of the date of this Report, the Company has paid $2,006,130 in cash and is obligated to pay $1,003,065 during April 2014 and $1,003,065 during April 2015.

In March and April 2013, the Company agreed to issue pursuant to employment offers and non-competes an aggregate of 1,500,000 shares of common stock to two employees. To date, the shares have not been issued and are pending board approval.

NOTE 7 – SUBSEQUENT EVENTS

During July and August 2013, the Company entered into promissory notes whereby it borrowed $550,000 from its current Chief Executive Officer.   The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock.

During July 2013, the Company issued 16,666,667 shares of common stock for $2,000,000 cash received in April 2013 (see note 5 above).

During July 2013, the Company issued 10,000,000 shares of common stock to its Chief Executive Officer related to the settlement of $1,200,000 in debt in May 2013 (see Note 4 above).

During July 2013, the Company issued 833,333 shares of common stock for $100,000 received in June 2013.

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

During February and March 2013, we raised $470,000 through the sale of 47,000,000 shares of common stock.  The shares were subsequently issued in April 2013.

During April 2013, we raised $2,000,000 through the sale of 16,666,667 shares of common stock.  The shares were subsequently issued in July 2013.

During May 2013, we settled $1,200,000 in debt owed to our Chief Executive Officer through the conversion and issuance of 10,000,000 shares of common stock. The shares were subsequently issued in July 2013.

During June 2013, we raised $100,000 through the sale of 833,333 shares of common stock.  The shares were subsequently issued in July 2013.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

We recorded no revenue during the three months ended June 30, 2013 and 2012. General and administrative expenses were approximately $0.5 million for the three months ended June 30, 2013, compared to approximately $1.1 million for the three months ended June 30, 2012.  The decrease in general and administrative expenses for the three months ended June 30, 2013 compared to the same period in 2012 was primarily attributed to (i) a decrease of approximately $0.2 million of consulting fees and professional fees paid to third parties,  (ii) a decrease of approximately $0.5 million of employee compensation and benefits paid, and (iii) an increase of approximately $0.1 million in office rent and related office expenses.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

We recorded no revenue during the nine months ended June 30, 2013 and 2012. General and administrative expenses were approximately $2.0 million for the nine months ended June 30, 2013, compared to approximately $1.2 million for the nine months ended June 30, 2012. The increase in general and administrative expenses for the nine months ended June 30, 2013 compared to the same period in 2012 was primarily attributed to (i) an increase of approximately $0.9 million of consulting fees and professional fees paid to third parties (ii) a decrease of approximately $0.2 million of employee compensation and benefits and (iii) an increase of approximately $0.1 million in office rent and related office expenses.

Liquidity and Capital Requirements

As of June 30, 2013, we had $465,305 of cash on hand, excluding $2,500,124 restricted cash in an escrow account earmarked for a future payment associated with seismic data.  From April 2013 through the date of this Report, we sold 17,500,000 shares of common stock for gross proceeds of $2.1 million and borrowed approximately $5.8 million from our Chief Executive Officer, bearing interest at the rate of 5% per annum, convertible into shares of common stock at a conversion price of $0.12 per share. To date, our Chief Executive Officer has converted $1.2 million of this loan into 10,000,000 shares of common stock. Under our current business plan, we will require a minimum of approximately $20 million to fund operations through December 31, 2013, and a minimum of approximately $55 million to fund our working capital needs during the subsequent two-year period .  Future equity financings may be dilutive to our stockholders, and the terms of future equity financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best efforts private equity financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. There is no assurance that we can raise up to $20 million during 2013, or raise additional capital thereafter. Failure to raise estimated required capital, on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

We have incurred losses from inception to June 30, 2013 of $3,729,783.  Further losses are anticipated in developing our business.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  As of June 30, 2013, we had $465,305 of cash on hand, excluding $2,500,124 restricted cash in an escrow account earmarked for a future payment associated with seismic data.  The Company estimates that it will need to raise a minimum of $20 million to fund operations through December 31, 2013 and likely significantly more capital, to meet its obligations during the subsequent 12 months. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our management concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2013 and through the date of this Report, the registrant has sold the following securities which were not registered under the Act, and were completed pursuant to either Section 4(2) of the Act or Regulation D of the Act.  With respect to issuances made pursuant to Section 4(2) of the Act, the transactions did not involve any public offering and were sold to a limited group of persons.  Each recipient either received adequate information about us or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.  We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

During April 2013, we raised $2,000,000 through the sale of 16,666,667 shares of common stock.  The shares were subsequently issued in July 2013.

During May 2013, we settled $1,200,000 in debt owed to our Chief Executive Officer through the conversion and issuance of 10,000,000 shares of common stock.    The shares were subsequently issued in July 2013.

During June 2013, we raised $100,000 through the sale of 833,333 shares of common stock.  The shares were subsequently issued in July 2013.

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

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	08/14/2013	By:	/s/John N. Seitz
John N. Seitz, Chief Executive Officer, Principal Financial Officer, and Chairman