Form 10-Q/A
period 2013-03-31
GULFSLOPE ENERGY, INC.
filed 2013-12-30
CIK 1341726

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

EXPLANATORY NOTE

GulfSlope Energy, Inc. (the “Company,” “we,” or “our” unless the context indicates otherwise) is filing this Amendment No. 1 on Form 10-Q (this “Amendment”) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, as filed on May 15, 2013 (the “Original Filing”), to correct the comparative balance sheet information as of March 31, 2013, the statement of operations for the three months and six months ended March 31, 2013, and the statement of cash flows for the six months ended March 31, 2013 to reflect impairment of previously capitalized Exploration Costs. This correction resulted in the recording of $12,582,927 impairment of oil and natural gas properties for the three months and six months ended March 31, 2013, resulting in an increase in the net loss for the same amount. Per these changes, this Amendment includes the Restated Financial Statements and changes to the “Results of Operations” “and “Liquidity and Capital Requirements” sections in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 4. Controls and Procedures." This Amendment on Form 10-Q/A only amends the Original Filing as noted above. This Amendment does not affect any other parts of or exhibits to the Original Filing, and no other information in the Original Filing, including the fiscal year ended September 30, 2012 financial statements or related notes to those financial statements, are amended hereby. Except for the amendments described above, this Amendment on Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. Additionally, in connection with the filing of this Form 10-Q/A and pursuant to Securities and Exchange Commission (“SEC”) rules, we are including currently dated certifications.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

March 31, 2013

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

 GulfSlope Energy, Inc.
(An Exploration Stage Company)
Condensed Balance Sheets
As of March 31, 2013 and September 30, 2012

  (Unaudited)

	March 31, 2013	September 30, 2012
	(As Restated)
Assets
Current Assets
Cash	$12,399	$423,009
Prepaid Expenses	11,389	329,373
Total Current Assets	23,788	752,382
Total Assets	$23,788	$752,382
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$47,974	$31,731
Accrued Expenses and Other Payables	6,913,328	-
Related-Party Payable	-	31,183
Total Current Liabilities	6,961,302	62,914
Accrued Expenses and Other Payables, Net of Current Portion	6,006,130	-
Total Liabilities	$12,967,432	$62,914
Stockholders' Equity (Deficit)
Preferred Stock; par value ($0.001);	-	-
Authorized 50,000,000 shares
none issued or outstanding
Common Stock; par value ($0.001);	235,150	235,150
Authorized 750,000,000 shares;
235,150,000 issued and outstanding
Additional Paid-in-capital – shares to be issued	470,000	-
Additional Paid-in-capital	2,151,610	2,151,610
Deficit accumulated during the exploration stage	(15,800,404)	(1,697,292)
Total Stockholders' Equity (Deficit)	(12,943,644)	689,468
Total Liabilities and Stockholders' Equity (Deficit)	$23,788	$752,382

 See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc.
 (An Exploration Stage Company)
Condensed Statements of Operations
For the Three and Six Months Ended March 31, 2013 and 2012, and
For the Period from Inception through March 31, 2013
(Unaudited)

	(As Restated) For the three months ended	For the three months ended	(As Restated) For the six months ended	For the six months ended	(As Restated) Since Inception (12/12/03) through
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013
Revenues	$-	$-	$-	$-	$9,694
Revenues from Related Parties	-	-	-	-	2,346
Total Revenue	-	-	-	-	12,040
Cost of Sales	-	-	-	-	8,394
Cost of Sales to Related Parties	-	-	-	-	2,101
Total Cost of Sales	-	-	-	-	10,495
Gross Profit	-	-	-	-	1,545
Impairment of Oil and Natural Gas Properties	12,582,927	-	12,582,927	-	12,582,927
General & Administrative Expenses	1,123,809	75,539	1,520,185	106,999	3,202,708
Net Loss from Operations	(13,706,736)	(75,539)	(14,103,112)	(106,999)	(15,784,090)
Other Income/(Expenses):
Interest Expense	-	-	-		(15,514)
Net Loss Before Income Taxes	(13,706,736)	(75,539)	(14,103,112)	(106,999)	(15,799,604)
Provision for Income Taxes	-	-	-	-	(800)
Net Loss	(13,706,736)	(75,539)	(14,103,112)	(106,999)	(15,800,404)
Loss Per Share - Basic and Diluted	$(0.06)	$(0.01)	$(0.06)	$(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	235,150,000	23,650,000	235,150,000	14,459,890

See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended March 31, 2013 and 2012, and
For the Period from Inception through March 31, 2013
(Unaudited)

	(As Restated) For the six months ended March 31, 2013	For the six months ended March 31, 2012	(As Restated) Since Inception (12/12/03) Through March 31, 2013
Net Loss	$(14,103,112)	$(106,999)	$(15,800,404)
Adjustments to reconcile net income/loss to net cash
From Operating Activities:
Impairment of Oil and Natural Gas Properties	12,582,927	-	12,582,927
Depreciation	-	-	8,906
Stock Issued for Services	-	-	1,350,000
Changes in Operating Assets and Liabilities	-	-	-
(Increase)/Decrease in Prepaid Expenses	317,984	(13,818)	(11,389)
Increase/(Decrease) in Accounts Payable/Accrued Liabilities	352,774	8,004	384,506
Increase/(Decrease) in Accrued Interest/Related Party Payable	(31,183)	-	11,022
Net Cash From Operating Activities	(880,610)	(112,813)	(1,474,432)
Cash From Investing Activities
Purchase of Equipment	-	-	(7,406)
Net Cash From Investing Activities	-	-	(7,406)
Cash from Financing Activities
Loans from Shareholders	-	-	41,769
Payment on Loans from Shareholders	-	-	(41,769)
Proceeds from Stock Issuances	-	-	914,237
Proceeds from sale of stock (to be issued)	470,000	26,500	580,000
Net Cash From Financing Activities	470,000	26,500	1,494,237
Net Increase/(Decrease) in cash	(410,610)	(86,313)	12,399
Beginning Cash Balance	423,009	87,505	-
Ending Cash Balance	$12,399	$1,192	$12,399
Supplemental Schedule of Cash Flow Activities
Cash Paid for Income Taxes	$-	$-	$800
Cash Paid for Interest	$-	$-	$11,356
Related Party Debt Forgiveness	$-	$-	$11,023
Stock Issued for Prepaid Expenses	$-	$-	$550,000
Property contributed by shareholder	$-	$-	$1,500
Purchasers of Development Capital Expenditures Included in Accrued Expenses	$12,502,927	$-	$12,582,927

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Restatement of March 31, 2013 Quarterly Results

The Company determined that previously capitalized geological and geophysical costs (“G&G costs”) (presented within the consolidated balance sheet as “Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties”) that were properly capitalized in accordance with full cost method accounting rules, should not be excluded from the depletion base as originally accounted for in accordance with the full cost rules defined in Regulation S-X Rule 4-10.  As a result of including these G&G costs within the depletion base of the full cost pool, the capitalized costs were effectively impaired since the Company did not yet own the specific leasehold properties or have established proven reserves.  Though the Company determined that these G&G costs have provided value to the Company in identifying specific unevaluated properties it will attempt to acquire, accounting guidance requires the G&G costs to be included in the depletion base since the specific unevaluated properties had not been acquired by the Company as of the date these G&G costs were capitalized. Once the specific unevaluated properties are acquired by the Company, the cost of their acquisition and subsequent G&G costs, if any, that are directly associated with the acquired unevaluated properties will be capitalized within the full cost pool and excluded from the depletion base until proven reserves are established.

As the Company did not have any specific and owned unevaluated properties as of March 31, 2013, the G&G costs are subject to the ceiling limitation test, resulting in immediate impairment.   As a result, in the quarterly filing for March 31, 2013, operating expenses were understated in the amount of the previously capitalized G&G costs ($12,582,927) for the three months and six months ended March 31, 2013.  As a result, all previously capitalized G&G costs are impaired and reflected on the Company’s statement of operations as Impairment of Oil and Natural Gas Properties.  Therefore, the Company is adjusting its previously reported March 31, 2013, balance sheet, statements of operations and cash flows in this restated March 31, 2013 quarterly filing.

The following table reflects the impact of the above corrections to the condensed balance sheet as of March 31, 2013:

	As of March 31, 2013
	As Reported	Adjustments	As Restated

Oil and natural gas properties, full cost method of accounting, unproved properties	$12,582,927	$(12,582,927)	$-
Total Assets	12,606,715	(12,582,927)	23,788
Deficit accumulated during the exploration stage	(3,217,477)	(12,582,927)	(15,800,404)
Total Stockholders' Equity (Deficit)	(360,717)	(12,582,927)	(12,943,644)
Total Liabilities and Stockholders' Equity (Deficit)	12,606,715	(12,582,927)	23,788

The following tables reflect the impact of the above correction to the condensed statement of operations for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	As Reported	Adjustments	As Restated

Impairment of Oil and Natural Gas Properties	$-	$12,582,927	$12,582,927
Net Loss	(1,123,809)	(12,582,927)	(13,706,736)
Loss Per Share – Basic and Diluted	$(0.01)	$(0.05)	$(0.06)
Weighted Average Shares Outstanding – Basic and Diluted	235,150,000	235,150,000	235,150,000

The following tables reflect the impact of the above correction to the condensed statement of operations for the six months ended March 31, 2013:

	Six Months Ended March 31, 2013
	As Reported	Adjustments	As Restated

Impairment of Oil and Natural Gas Properties	$-	$12,582,927	$12,582,927
Net Loss	(1,520,185)	(12,582,927)	(14,103,112)
Loss Per Share – Basic and Diluted	$(0.01)	$(0.05)	$(0.06)
Weighted Average Shares Outstanding – Basic and Diluted	235,150,000	235,150,000	235,150,000

The following table reflects the impact of the above correction to the condensed statement of cash flows for the six months ended March 31, 2013:

	Six Months Ended March 31, 2013
	As Reported	Adjustments	As Restated

Net Loss	$(1,520,185)	$(12,582,927)	$(14,103,112)
Impairment of Oil and Natural Gas Properties	-	12,582,927	12,582,927

Presentation

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

Liquidity/Going Concern

We have incurred accumulated losses for the period from inception to March 31, 2013 of $15,800,404.  Further losses are anticipated in developing our business.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  As of March 31, 2013, we had $12,399 of cash on hand.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company estimates that it will need to raise a minimum of $20 million to meet its obligations during the next 12 months. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Full Cost Method

The Company uses the full cost method of accounting for oil and gas exploration and development activities. Under the full cost method of accounting, all costs associated with the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis into a single cost center (“full cost pool”). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities.

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. Further, capitalized G&G costs that are directly associated with unevaluated properties not yet owned by the Company are included in the depletion base.  As of March 31, 2013, the Company had no proved reserves, nor any unevaluated properties.    As a result, the geological and geophysical costs are included in the amortization base as incurred and, per Rule 4-10, are subject to the ceiling limitation test, resulting in immediate impairment.

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depreciation, depletion and amortization rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

Capitalized Interest

Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated, if any.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 3 – EXPLORATION COSTS

On March 20, 2013, the Company entered into an assignment and assumption agreement (the “Assignment Agreement”) with third parties pursuant to which the Company was assigned the exclusive right to license certain seismic data from TGS.  On March 22, 2013, the Company executed a master license agreement with TGS.  In consideration for the assignment and other transactions contemplated by the Assignment Agreement, the Company agreed to issue to the assignor parties an aggregate of 243,516,666 shares of the Company’s common stock.  The common stock was valued at $2,435,167.  The shares were subsequently issued in April 2013.  These costs were included in accrued expenses as of March 31, 2013.

In March 2013, the Company licensed certain seismic data from TGS.  The seismic data license fee totaled $6,135,500.

In March 2013, the Company licensed certain seismic data from a different seismic company pursuant to another ordinary business course agreement.  The seismic data purchase totaled $4,012,260.
See Note 5 for payment terms relating to these costs.

The Company properly capitalized these G&G costs and included them in the depletion base because the Company did not yet own the specific unevaluated properties these costs related to. Therefore, these G&G costs were subject to the ceiling limitation test, resulting in immediate impairment for accounting purposes.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

We recorded no revenue during the three months ended March 31, 2013 and 2012. Impairment of capitalized geological and geophysical costs were approximately $12.6 million for the three months ended March 31, 2013, as the Company launched exploration activities in March 2013.  There were no geological and geophysical costs for the three months ended March 31, 2012.   General and administrative expenses were $1.1 million for the three months ended March 31, 2013, compared to $0.1 million for the three months ended March 31, 2012. The increase in general and administrative expenses for the three months ended March 31, 2013 compared to the same period in 2012 was primarily attributed to (i) an increase of approximately $0.8 million of consulting fees and professional fees paid to third parties ($0.3 million is related to non-cash stock compensation expense), (ii) an increase of approximately $0.15 million of compensation and benefits paid and accrued severance payment to our chief executive officer and (iii) an increase of approximately $0.1 million in travel expenses.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

We recorded no revenue during the six months ended March 31, 2013 and 2012.   Impairment of capitalized geological and geophysical costs were approximately $12.6 million for the six months ended March 31, 2013, as the Company launched exploration activities in March 2013.  There were no geological and geophysical costs for the six months ended March 31, 2012.   General and administrative expenses were $1.5 million for the six months ended March 31, 2013, compared to $0.1 million for the six months ended March 31, 2012. The increase in general and administrative expenses for the six months ended March 31, 2013 compared to the same period in 2012 was primarily attributed to (i) an increase of approximately $1.0 million of consulting fees and professional fees paid to third parties ($0.4 million is related to non-cash stock compensation expense), (ii) an increase of approximately $0.3 million of compensation and benefits paid and accrued severance payment to our chief executive officer and (iii) an increase of approximately $0.1 million in travel expenses.

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

We have incurred losses from inception to March 31, 2013 of approximately $15.8 million.  Further losses are anticipated in developing our business.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  As of March 31, 2013, we had $12,399 of cash on hand.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company estimates that it will need to raise a minimum of $20 million to meet its obligations during the next 12 months. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company determined that previously capitalized geological and geophysical costs (“G&G costs”) (presented within the consolidated balance sheet as “Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties”) that were properly capitalized in accordance with full cost method accounting rules, should not be excluded from the depletion base as originally accounted for in accordance with the full cost rules defined in Regulation S-X Rule 4-10. As a result of including these G&G costs within the depletion base of the full cost pool, the capitalized costs were effectively impaired since the Company did not yet own the specific leasehold properties or have established proven reserves. Though the Company determined that these G&G costs have provided value to the Company in identifying specific unevaluated properties it will attempt to acquire, accounting guidance requires the G&G costs to be included in the depletion base since the specific unevaluated properties had not been acquired by the Company as of the date these G&G costs were capitalized. Once the specific unevaluated properties are acquired by the Company, the cost of their acquisition and subsequent G&G costs, if any, that are directly associated with the acquired unevaluated properties will be capitalized within the full cost pool and excluded from the depletion base until proven reserves are established.

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
101
The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 formatted in Extensible Business Reporting language (XBRL); (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows and (iv) Notes to the Condensed Financial Statements (2)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	12/30/2013	By:	/s/John N. Seitz
John N. Seitz, Chief Executive Officer, Principal Financial Officer, and Chairman