Form 10-Q/A
period 2013-06-30
GULFSLOPE ENERGY, INC.
filed 2013-12-30
CIK 1341726

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

EXPLANATORY NOTE

GulfSlope Energy, Inc. (the “Company,” “we,” or “our” unless the context indicates otherwise) is filing this Amendment No. 1 on Form 10-Q (this “Amendment”) to our Quarterly Report on Form 10-Q for the three months ended June 30, 2013, as filed on August 14, 2013 (the “Original Filing”), to correct the comparative balance sheet information as of June 30, 2013, the statement of operations for the three months and nine months ended June 30, 2013, and the statement of cash flows for the nine months ended June 30, 2013 to reflect impairment of previously capitalized Exploration Costs. This correction resulted in the recording of of $1,959,128 and $14,542,055 impairment of oil and natural gas properties for the three months and nine months ended June 30, 2013, respectively, resulting in an increase in the net loss for the same amount for those periods.  Per these changes, this Amendment includes the Restated Financial Statements and changes to the “Results of Operations” and “Liquidity and Capital Requirements” sections in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations“ and "Item 4. Controls and Procedures."  This Amendment on Form 10-Q/A only amends the Original Filing as noted above. This Amendment does not affect any other parts of or exhibits to the Original Filing, and no other information in the Original Filing, including the fiscal year ended September 30, 2012 financial statements or related notes to those financial statements, are  amended hereby. Except for the amendments described above, this Amendment on Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. Additionally, in connection with the filing of this Form 10-Q/A and pursuant to Securities and Exchange Commission (“SEC”) rules, we are including currently dated certifications.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

June 30, 2013

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

GulfSlope Energy, Inc.
(An Exploration Stage Company)
Condensed Balance Sheets
As of June 30, 2013 and September 30, 2012
(Unaudited)

	June 30, 2013	September 30, 2012
	(As Restated)
Assets
Current Assets
Cash	$465,305	$423,009
Restricted Cash	2,500,124	-
Prepaid Expenses	7,876	329,373
Total Current Assets	2,973,305	752,382
Property, Plant, and Equipment (net)	65,326	-
Other Non-Current Assets	18,760	-
Total Non-Current Assets	84,086	-
Total Assets	$3,057,391	$752,382
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$1,806,047	$31,731
Related Party Payable	210,000	-
Accrued Expenses and Other Payables	1,558,190	-
Loan from Related-Party	5,200,000	31,183
Total Current Liabilities	8,774,237	62,914
Accrued Expenses and Other Payables, Net of Current Portion	5,003,065	-
Total Liabilities	$13,777,302	$62,914
Stockholders' Equity (Deficit)
Preferred Stock; par value ($0.001);	-	-
Authorized 50,000,000 shares
none issued or outstanding
Common Stock; par value ($0.001);	541,667	235,150
Authorized 750,000,000 shares; 541,666,666 and
235,150,000 issued and outstanding, respectively
Additional Paid-in-capital – shares to be issued	2,100,000	-
Additional Paid-in-capital	4,910,260	2,151,610
Deficit accumulated during the exploration stage	(18,271,838)	(1,697,292)
Total Stockholders' Equity (Deficit)	(10,719,911)	689,468
Total Liabilities and Stockholders' Equity (Deficit)	$3,057,391	$752,382

 See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc.
 (An Exploration Stage Company)
Condensed Statements of Operations
For the Three and Nine Months Ended June 30, 2013 and 2012, and
For the Period from Inception through June 30, 2013
(Unaudited)

	(As Restated) For the three months ended	For the three months ended	(As Restated) For the nine months ended	For the nine months ended	(As Restated) Since Inception (12/12/03) through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Revenues	$-	$-	$-	$-	$9,694
Revenues from Related Parties	-	-	-	-	2,346
Total Revenue	-	-	-	-	12,040
Cost of Sales	-	-	-	-	8,394
Cost of Sales to Related Parties	-	-	-	-	2,101
Total Cost of Sales	-	-	-	-	10,495
Gross Profit	-	-	-	-	1,545
Impairment of oil and natural gas properties	1,959,128		14,542,055		14,542,055
General & Administrative Expenses	477,138	1,108,947	1,997,323	1,215,946	3,679,846
Net Loss from Operations	(2,436,266)	(1,108,947)	(16,539,378)	(1,215,946)	(18,221,901)
Other Income/(Expenses):
Interest Income	124	-	124	-	124
Interest Expense	(35,292)	(60)	(35,292)	(60)	(50,806)
Net Loss Before Income Taxes	(2,471,434)	(1,109,007)	(16,574,546)	(1,216,006)	(18,271,038)
Provision for Income Taxes	-	-	-	-	(800)
Net Loss	(2,471,434)	(1,109,007)	(16,574,546)	(1,216,006)	(18,271,838)
Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.05)	$(0.04)
Weighted Average Shares Outstanding – Basic and Diluted	538,298,351	64,996,154	336,199,450	34,243,248

See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended June 30, 2013 and 2012, and
For the Period from Inception through June 30, 2013
(Unaudited)

	(As Restated) For the nine months ended June 30, 2013	For the nine months ended June 30, 2012	(As Restated) Since Inception (12/12/03) Through June 30, 2013
Net Loss	$(16,574,546)	$(1,216,006)	$(18,271,838)
Adjustments to reconcile net income/loss to net cash
From Operating Activities:	14,542,055	-	14,542,055
Impairment of Oil & Natural Gas Property
Depreciation	1,928	-	10,834
Stock Issued for Services	160,000	1,350,000	1,510,000
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Prepaid Expenses and Other Assets	302,737	(483,125)	(26,636)
Increase/(Decrease) in Accounts Payable	121,845	22,027	153,577
Increase/(Decrease) in Accrued Expenses	131,520	-	131,520
Increase/(Decrease) in Related Party Payable	210,000	(1,619)	252,205
Net Cash From Operating Activities	(1,104,461)	(328,723)	(1,698,283)
Cash From Investing Activities
Exploration Costs	(4,024,682)	-	(4,024,682)
Purchase of Equipment	(67,254)	-	(74,660)
Net Cash From Investing Activities	(4,091,936)	-	(4,099,342)
Cash from Financing Activities
Loans from Shareholders	5,200,000	7,200	5,241,769
Payment on Loans from Shareholders	(31,183)	(7,200)	(72,952)
Restricted Cash	(2,500,124)	-	(2,500,124)
Proceeds from Stock Issuances	470,000	791,500	1,384,237
Proceeds from sale of stock (to be issued)	2,100,000	-	2,210,000
Net Cash From Financing Activities	5,238,693	791,500	6,262,930
Net Increase/(Decrease) in cash	42,296	462,777	465,305
Beginning Cash Balance	423,009	87,505	-
Ending Cash Balance	$465,305	$550,282	$465,305
Supplemental Schedule of Cash Flow Activities
Cash Paid for Income Taxes	$-	$-	$800
Cash Paid for Interest	$-	$60	$11,356
Related Party Debt Forgiveness	$-	$-	$11,023
Stock Issued for Prepaid Expenses	$-	$550,000	$550,000
Property contributed by shareholder	$-	$-	$1,500

Purchases of Development Capital Expenditures
Through Issuance of Common Stock	$2,435,167	$-	$2,435,167
Included in Accrued Expenses	$6,429,735	$-	$6,429,735
Included in Accounts Payable	$1,652,471	$-	$1,652,471

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Restatement of June 30, 2013 Quarterly Results

The Company determined that previously capitalized geological and geophysical costs (“G&G costs”) (presented within the consolidated balance sheet as “Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties”) that were properly capitalized in accordance with full cost method accounting rules, should not be excluded from the depletion base as originally accounted for in accordance with the full cost rules defined in Regulation S-X Rule 4-10.  As a result of including these G&G costs within the depletion base of the full cost pool the capitalized costs were effectively impaired since the Company did not yet own the specific leasehold properties or have established proven reserves.  Though the Company determined that these G&G costs have provided value to the Company in identifying specific unevaluated properties it will attempt to acquire, accounting guidance requires the G&G costs to be included in the depletion base since the specific unevaluated properties had not been acquired by the Company as of the date these G&G costs were capitalized. Once the specific unevaluated properties are acquired by the Company, the cost of their acquisition and subsequent G&G costs, if any, that are directly associated with the acquired unevaluated properties will be capitalized within the full cost pool and excluded from the depletion base until proven reserves are established.

As the Company did not have any specific and owned unevaluated properties as of June 30, 2013, the G&G costs are subject to the ceiling limitation test, resulting in immediate impairment.   As a result, in the quarterly filing for June 30, 2013, operating expenses were understated in the amount of the previously capitalized G&G costs $1,959,128 and $14,542,055 for the three months and six months ended June 30, 2013, respectively.  As a result, all previously capitalized G&G costs are impaired and reflected on the Company’s statement of operations as Impairment of Oil and Natural Gas Properties.  Therefore, the Company is adjusting its previously reported March 31, 2013, balance sheet, statements of operations and cash flows in this restated June 30, 2013 quarterly filing.

The following table reflects the impact of the above corrections to the condensed balance sheet as of June 30, 2013:

	As of June 30, 2013
	As Reported	Adjustments	As Restated

Oil and natural gas properties, full cost method of accounting, unproved properties	$14,542,055	$(14,542,055)	$-
Total Assets	17,599,446	(14,542,055)	3,057,391
Deficit accumulated during the exploration stage	(3,729,783)	(14,542,055)	(18,271,838)
Total Stockholders' Equity (Deficit)	3,822,144	(14,542,055)	(10,719,911)
Total Liabilities & Stockholders' Equity (Deficit)	17,599,446	(14,542,055)	3,057,391

The following table reflects the impact of the above corrections to the condensed statement of operations for the three months ended June 30, 2013:

	Three Months Ended June 30, 2013
	As Reported	Adjustments	As Restated

Impairment of Oil and Natural Gas Properties	$-	$1,959,128	$1,959,128
Net Loss	(512,306)	(1,959,128)	(2,471,434)
Loss Per Share – Basic & Diluted	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	538,298,351	538,298,351	538,298,351

The following tables reflect the impact of the above corrections to the statement of operations for the nine months ended June 30, 2013:

	Nine Months Ended June 30, 2013
	As Reported	Adjustments	As Restated

Impairment of Oil and Natural Gas Properties	$-	$14,542,055	$14,542,055
Net Loss	(2,032,491)	(14,542,055)	(16,574,546)
Loss Per Share – Basic & Diluted	$(0.01)	$(0.04)	$(0.05)
Weighted Average Shares Outstanding – Basic and Diluted	336,199,450	336,199,450	336,199,450

The following table reflects the impact of the above corrections to the condensed statement of cash flows for the nine months ended June 30, 2013:

	Nine Months Ended June 30, 2013
	As Reported	Adjustments	As Restated

Net Loss	$(2,032,491)	$(14,542,055)	$(16,574,546)
Impairment of Oil and Natural Gas Properties	-	14,542,055	14,542,055

Presentation

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

Liquidity/Going Concern

We have incurred accumulated losses for the period from inception to June 30, 2013 of $18,271,838.  Further losses are anticipated in developing our business.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  As of June 30, 2013, we had $465,305 of unrestricted cash on hand.  The Company estimates that it will need to raise a minimum of $20 million to fund operations through December 31, 2013, and likely significantly more capital to meet its obligations during the subsequent 12 months. The Company plans to finance the Company through best-efforts equity and/or debt financings. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. Further, capitalized G&G costs that are directly associated with unevaluated properties not yet owned by the Company are included in the depletion base.  As of June 30, 2013, the Company had no proved reserves, nor any unevaluated properties.    As a result, the geological and geophysical costs are included in the amortization base as incurred and, per Rule 4-10, are subject to the ceiling limitation test, resulting in immediate impairment.

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

(e) Capitalized Interest

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

NOTE 3 – EXPLORATION COSTS

On March 20, 2013, the Company entered into an assignment and assumption agreement (the “Assignment Agreement”) with third parties pursuant to which the Company was assigned the exclusive right to license certain seismic data from TGS.  On March 22, 2013, the Company executed a master license agreement with TGS.  In consideration for the assignment and other transactions contemplated by the Assignment Agreement, the Company agreed to issue to the assignor parties an aggregate of 243,516,666 shares of the Company’s common stock.  The common stock was valued at $2,435,167 and the shares were subsequently issued in April 2013.  A portion of these costs were included in accrued expenses as of June 30, 2013.

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

On March 1, 2013, the Company entered into a one-year consulting agreement with John N. Seitz, a shareholder, whereby Mr. Seitz will assist the Company in negotiating licensing for certain seismic data, as well as provide other general consulting.   Pursuant to the agreement, Mr. Seitz is paid cash compensation of $40,000 per month.   The agreement was terminated in May 2013, as Mr. Seitz was appointed as the Company’s Chief Executive Officer and it is expected that Mr. Seitz will enter into an arrangement with the Company in the near future providing equity-based compensation.  As of June 30, 2013, the consulting fees for the months of March, April, and May totaling $120,000 were unpaid and had been accrued.

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

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

We recorded no revenue during the three months ended June 30, 2013 and 2012. Impairment of capitalized geological and geophysical costs were approximately $2.0 million for the three months ended June 30, 2013, as the Company launched exploration activities in March 2013.  There were no geological and geophysical costs for the three months ended June 30, 2012.   General and administrative expenses were approximately $0.5 million for the three months ended June 30, 2013, compared to approximately $1.1 million for the three months ended June 30, 2012.  The decrease in general and administrative expenses for the three months ended June 30, 2013 compared to the same period in 2012 was primarily attributed to (i) a decrease of approximately $0.2 million of consulting fees and professional fees paid to third parties, (ii) a decrease of approximately $0.5 million of employee compensation and benefits paid, and (iii) an increase of approximately $0.1 million in office rent and related office expenses.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

We recorded no revenue during the nine months ended June 30, 2013 and 2012. Impairment of capitalized geological and geophysical costs were approximately $14.5 million for the nine months ended June 30, 2013, as the Company launched exploration activities in March 2013.  There were no geological and geophysical costs for the nine months ended June 30, 2012.   General and administrative expenses were approximately $2.0 million for the nine months ended June 30, 2013, compared to approximately $1.2 million for the nine months ended June 30, 2012. The increase in general and administrative expenses for the nine months ended June 30, 2013 compared to the same period in 2012 was primarily attributed to (i) an increase of approximately $0.9 million of consulting fees and professional fees paid to third parties (ii) a decrease of approximately $0.2 million of employee compensation and benefits and (iii) an increase of approximately $0.1 million in office rent and related office expenses.

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

We have incurred losses from inception to June 30, 2013 of approximately $18.3 million.  Further losses are anticipated in developing our business.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  As of June 30, 2013, we had $465,305 of cash on hand, excluding $2,500,124 restricted cash in an escrow account earmarked for a future payment associated with seismic data.  The Company estimates that it will need to raise a minimum of $20 million to fund operations through December 31, 2013 and likely significantly more capital, to meet its obligations during the subsequent 12 months. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
101
The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013 formatted in Extensible Business Reporting language (XBRL); (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows and (iv) Notes to the Condensed Financial Statements (2)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	12/30/2013	By:	/s/John N. Seitz
John N. Seitz, Chief Executive Officer, Principal Financial Officer, and Chairman