Form 10-K
period 2013-09-30
GULFSLOPE ENERGY, INC.
filed 2013-12-30
CIK 1341726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-51638
GULFSLOPE ENERGY, INC.
(Exact name of the issuer as specified in its charter)

Delaware	16-1689008
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

2500 City West, Suite 800
Houston, Texas 77042
(Address of Principal Executive Offices)

(281) 918-4100
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001

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
(1) Yes [X] No [ ] (2) Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The market value of the voting stock held by non-affiliates was $66,969,183 based on 171,715,855 shares held by non-affiliates. These computations are based upon the closing bid price of $0.39 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) on March 29, 2013.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of December 30, 2013
Common Capital Voting Stock, $0.001 par value per share	624,233,676

Documents incorporated by reference: None

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “GulfSlope Energy,” “GulfSlope,” the “Company,” “we,” “us,” and “our” refer to “GulfSlope Energy, Inc.,” the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “goal,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy or objectives. Forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the markets in which GulfSlope may participate, competition within GulfSlope’s chosen industry, technological advances and failure by us to successfully develop business relationships.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 1. BUSINESS

Business Development

General

Since March 2013, we have been singularly focused on identifying high-potential oil-focused prospects. We have licensed 3-D seismic data covering approximately 2.2 million acres and have evaluated these data using advanced interpretation technologies. As result of these analyses, we have identified a number of targeted prospects (to be leased) that we believe may contain economically recoverable hydrocarbon deposits, and we plan to continue to conduct more refined analyses of our targeted lease acquisitions. We have focused our activities in North America. We have given preference to areas where production infrastructure already exists, which we believe will allow for any discoveries to be developed quicker and less expensively, with the goal to reduce economic risk while increasing returns.

Competitive Advantages

Experienced management team.  We are led by management and technical teams that have significant experience in finding and developing oil and natural gas. Our team has a track record of discovering and developing multi-billion dollar projects worldwide. Our management team is led by John N. Seitz and Ronald A. Bain, who have over 75 years of combined industry experience exploring for and developing oil and natural gas. Our technical team consists of geoscientists and engineers who have over 150 years of combined industry experience exploring for and developing oil and natural gas. We believe that the strength of our team distinguishes us from many competitive E&P companies.

Advanced seismic image processing.  The commercial improvements in 3-D seismic data imaging and the development of advanced processing algorithms, including pre-stack depth, beam, and reverse time migration, have allowed the industry to better distinguish hydrocarbon traps and identify previously unknown prospects. Specifically, advanced processing techniques improve the definition of the seismic data from a scale of time to a scale of depth correctly locating the images in three dimensions.

Long-term relationships with industry leading E&P companies.  Our management has long-term relationships with multiple E&P companies we believe may have an interest in participating with us, either through farm-in or farm-out arrangements of future wells to be drilled. The reputation of our management team should present opportunities for jointly exploiting our targeted lease acquisitions, particularly after we have drilled wells that have proved reserves on leases that we acquire.

Well positioned to acquire lease and prospect acquisition opportunities.  As a result of interpreting our 3-D seismic data, we have identified lease acquisition opportunities that we believe have compelling characteristics in terms of size, geologic characteristics and potential for economic returns.

Efficient capital utilization.  Our strategy has been to maximize our capital utilization by obtaining and reprocessing 3-D seismic data in areas we believe offer significant opportunities at low entry costs. Substantially all of our capital deployed since March 2013 has been for the licensing of seismic data, expenses related to the salaries of the technical staff who interpret the data, acquisition of the workstation hardware and software used to interpret that data, and the leasing of required office space. We have acquired our 3-D seismic data covering approximately 2.2 million acres on what we believe to be favorable terms.

Technical Strategy

We believe that a major obstacle to identifying potential hydrocarbon accumulations globally has been the inability of seismic technology to accurately image the geologic formations as a result of complex subsurface stratigraphy and structure. Certain subsurface layers can highly distort the seismic ray paths, potentially causing a misinterpretation of the underlying geology. Thus, we believe that the opportunity exists for a technology-driven petroleum exploration company to extensively apply the most advanced seismic technologies possible, with the goal of achieving higher commercial discovery rates for exploratory wells, and their subsequent appraisal and development, potentially having a positive impact on returns on invested capital.

Our technical approach to exploration and development has been to deploy a team of highly experienced technical scientists who have current and extensive understanding of the geology and geophysics of select geologic basins, thereby decreasing the traditional timing and execution risks of advancing up a learning curve. For data purchase and interpretation, our technical staff has prioritized specific geographic areas, with the goal to optimize initial capital outlays.

Modern 3-D seismic datasets with acquisition parameters suitable for improved imaging at various depths are readily available in many of these basins, and can be licensed on commercially reasonable terms. Critical to the technical success is the application of the best seismic imaging technology available, in order to optimize delineation of prospective structures and the ability to detect the presence of hydrocarbon-charged reservoirs below many complex geologic features. An example of such a seismic technology is reverse time migration, which we believe to be the most accurate, fastest, and yet affordable, seismic imaging technology for critical depth imaging available today.

Lease and Acquisition Strategy

Our prospect identification and analysis approach is based on a thorough understanding of the geologic trends within our focus areas. The initial exploration program has been focused in areas where lease acquisition opportunities are readily available. We have been focused on acquiring and reprocessing the highest quality seismic data available. We entered into two master 3-D license agreements, together covering approximately 2.2 million acres. We have advanced processing underway on select areas within this licensed seismic area. We plan to expand this coverage and perform further advanced processing, both with currently licensed seismic data and seismic data to be acquired. We seek to acquire and reprocess the highest resolution data available in the potential prospect’s direct vicinity. This includes advanced imaging information to further our understanding of a particular reservoir’s characteristics, including both trapping mechanics and fluid migration patterns. Reprocessing is accomplished through a series of model building steps that incorporate the geometry of the geology to optimize the final image. The integration of existing geologic understanding and enhanced seismic interpretation by us provides the Company with unique perspectives on existing producing areas and underexplored formations prospective for hydrocarbon production.

We will seek to acquire leasehold title to properties we consider the most attractive. Leasehold acquisition typically occurs from one of three sources: (i) from governments through lease sales, licensing rounds or direct negotiations; (ii) from other oil and gas companies through direct purchases, trades or farm-in arrangements; or (iii) from individuals with direct mineral ownership. Leasehold acquisitions will provide us with title to license areas, specific blocks, or private mineral ownership. Depending on the terms of our lease or license agreement, we may be required to pay royalties and rentals on leases for our oil and gas production, if any.

Additional sources of growth opportunities will be considered through farm-in deals and prospect trades, with well established companies that hold active leases in the selected basins. We intend to acquire leases by lease sale, farm-in, or purchase, during the 2014 fiscal year. As is consistent with a prudent and successful exploration approach, we believe that additional seismic acquisition, processing, and/or interpretation may become highly advantageous, in order to more precisely define the most optimal drillable location(s).

Drilling and other Exploratory and Development Strategies

Upon successful acquisition of targeted prospects, our plan is to enter into farm-in and farm-out arrangements with other oil and gas companies with well-established operating capabilities. Our goal in these transactions will be to diversify risk and minimize capital exposure to exploration drilling costs. We expect much of our exploration drilling costs to be paid by our partners through these transactions in return for our delivery of an identified prospect on acreage we control. Such arrangements are a commonly accepted industry method of proportionately recouping pre-drill cost outlays for seismic, land, and associated interpretation expenses. We cannot assure you, however, that we will be able to enter into any such arrangements on satisfactory terms. In any drilling, we expect that our retained working interest will be adjusted based upon factors such as geologic risk and well cost.

Early monetization of a discovered asset or a portion of a discovered asset is an option for the Company as a means to fund development or additional exploration projects as an alternative to potential equity or debt offerings. However, if a reasonable value were not received from the market at the discovery stage, then we may elect to retain (subject to lease terms) the discovery asset undeveloped, until a reasonable offer is received in line with our perceived market value, or we may elect to seek development partners on a promoted basis in order to substantially reduce capital development requirements.

We expect that any drilling activities are not likely to commence until calendar year 2015.

Oil and Gas Industry

The oil and gas industry is a complex, multi-disciplinary sector that varies greatly across geographies. As a heavily regulated industry, operating conditions are subject to political regimes and changing legislation. Governments can either induce or deter investment in exploration and production, depending on legal requirements, fiscal and royalty structures and regulation. Beyond political considerations, exploration and production for hydrocarbons is an extremely risky business with multiple failure modes. Exploration and production wells require substantial investment and are long-term projects, sometimes exceeding twenty to thirty years. Regardless of the effort spent on an exploration or production prospect, success is difficult to attain. Even though modern equipment, including seismic equipment and advanced software, has helped geologists find producing structures and map reservoirs, they do not guarantee any outcome. Drilling is the only method to ultimately determine whether a prospect will be productive, and even then, many complications can arise during drilling (e.g., those relating to drilling depths, pressure, porosity, weather conditions, permeability of the formation and rock hardness) among others.

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

Oil and gas prices determine the commercial feasibility of a project. Certain projects may become feasible with higher prices or, conversely, may falter with lower prices. Volatility in the price of oil, gas and other commodities has increased during the last few years, complicating the assessment of revenue projections. Most governments have enforced strict regulations to uphold high standards of environmental awareness; thus, holding companies to a high degree of responsibility vis-à-vis protecting the environment. Aside from such environmental factors, oil and gas drilling is often conducted near populated areas. For a company to be successful in its drilling endeavors, working relationships with local communities are crucial to promote business strategies and to avoid the repercussions of disputes that might arise over local business operations. At this time, the Company does not have any production or proved oil or gas reserves.

Governmental Regulation

Our future oil and gas operations will be subject to various federal, state, and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation, and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, and local laws and regulations relating primarily to the protection of human health and the environment. State and local laws and regulations may affect the prices at which royalty owners are paid for their leases by requiring more stringent disclosure and certification requirements, adjusting interest rates for late payments, raising legal and administrative costs and imposing more costly default contractual terms. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.  Although the regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect others in our industry with similar business models.

Environmental laws provide for, among other things, restrictions and prohibitions on spills, releases, or emissions of various substances produced in association with oil and gas operations. The laws also require that wells and facility sites be operated, maintained, abandoned, and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such laws can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. The discharge of oil or gas or other pollutants into the air, soil, or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. No assurance can be given that environmental laws will not result in a curtailment of any future production or a material increase in the costs of production, development, or exploration activities or otherwise adversely affect our financial condition, results of operations, or prospects. We could incur significant liability for damages, clean-up costs, and penalties in the event of discharges into the environment, environmental damage caused by us or previous owners of our property, or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, we could face actions brought by private parties or citizens groups. Any of the foregoing could have a material adverse effect on our financial results.

Failure to comply with environmental laws could result in fines or penalties being owed to third parties or governmental entities, the payment of which could have a material adverse effect on our financial condition or results of operations.

On April 22, 2010, the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico, sank after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Macondo well. Subsequent to the Deepwater Horizon incident in the Gulf of Mexico in April 2010, the BOEM issued a series of “Notice to Lessees” (“NTLs”) imposing new regulatory requirements and permitting procedures for new wells to be drilled in federal waters of the outer continental shelf (“OCS”). These new regulatory requirements include the following:

•
the Environmental NTL, which imposes new and more stringent requirements for documenting the environmental impacts potentially associated with the drilling of a new offshore well and significantly increases oil spill response requirements;

•
the Compliance and Review NTL, which imposes requirements for operators to secure independent reviews of well design, construction and flow intervention processes and also requires certifications of compliance from senior corporate officers;

•
the Drilling Safety Rule, which prescribes tighter cementing and casing practices, imposes standards for the use of drilling fluids to maintain well bore integrity and stiffens oversight requirements relating to blowout preventers and their components, including shear and pipe rams; and

•
the Workplace Safety Rule, which requires operators to employ a comprehensive safety and environmental management system (“SEMS”) to reduce human and organizational errors as root causes of work-related accidents and offshore spills and to have their SEMS periodically audited by an independent third party auditor approved by the Bureau of Safety & Environmental Enforcement (“BSEE”).

Since the adoption of these new regulatory requirements, the BOEM has been taking much longer to review and approve permits for new wells than was common prior to the Deepwater Horizon incident. The new rules also increase the cost of preparing each permit application and will increase the cost of each new well, particularly for wells drilled in deeper waters on the OCS.

The BOEM, BSEE and Office of National Resources Revenue are expected to continue to issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, and other regulatory agencies could potentially issue new safety and environmental guidelines or regulations in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. We are monitoring legislation and regulatory developments; however, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation.

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

Waste Discharges. The CWA and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment beams and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for noncompliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

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

Offshore Drilling. In 2011, the U.S. Department of Interior issued new rules designed to improve drilling and workplace safety in the U.S. Gulf of Mexico, and various congressional committees began pursuing legislation to regulate drilling activities and increase liability. The Bureau of Ocean Energy Management, BSEE and Office of National Resources Revenue are expected to continue to issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, and other regulatory agencies could potentially issue new safety and environmental guidelines or regulations in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays.  We are monitoring legislation and regulatory developments; however, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation. A prolonged suspension of drilling activity or permitting delays in the U.S. Gulf of Mexico and new regulations and increased liability for companies operating in this sector, whether or not caused by a new incident in the region, could adversely affect the business and planned operations of oil and gas companies.

Effect of Existing or Probable Governmental Regulations on our Business

We are subject to the following regulations of the SEC and applicable securities laws, rules and regulations:

Smaller Reporting Company.  We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” That designation will relieve us of some of the informational requirements of Regulation S-K applicable to larger companies.

Sarbanes/Oxley Act.  We are also subject to the Sarbanes/Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management's assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act has and will continue to substantially impact our legal and accounting costs.

Exchange Act Reporting Requirements.  Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders at special or annual meetings thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file Annual Reports on SEC Form 10-K and Quarterly Reports on SEC Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on SEC Form 8-K.

Competition

We operate in a highly competitive environment for generating and reviewing prospects and acquiring properties.  Many of our competitors are major or independent oil and gas companies that possess and employ financial resources that allow them to obtain substantially greater technical and personnel resources than ours. We believe that we may have to compete with other companies when acquiring leases or oil and gas properties.  These additional resources can be particularly important in reviewing prospects and purchasing properties. Competitors may be able to evaluate and purchase a greater number of properties and prospects than our financial or personnel resources permit. Competitors may also be able to pay more for prospects than we are able or willing to pay. Further, our competitors may be able to expend greater resources on the existing and changing technologies that we believe will impact attaining success in the industry. If we are unable to compete successfully in these areas in the future, our future growth may be diminished or restricted. Furthermore, these companies may also be better able to withstand the financial pressures of unsuccessful drill attempts, delays, sustained periods of volatility in financial or commodity markets and generally adverse global and industry-wide economic conditions, and may be better able to absorb the burdens resulting from changes in relevant laws and regulations, which would adversely affect our operations.

Employees

We currently have 10 employees. We utilize consultants, as needed, to perform strategic, technical, operational and administrative functions, and as advisors.

Historical Background

The Company was incorporated under the laws of the State of Utah on December 12, 2003, as “Lostwood Professional Services, Inc.” On July 21, 2004, the Company changed its name to “Plan A Promotions, Inc.”  The Company became an SEC reporting company in 2006, when a registration statement for its common stock was declared effective under the Exchange Act.  At that time, the Company was engaged in the business of selling promotional and marketing merchandise and apparel.  Those operations were discontinued later that year, and the Company was not engaged in any active business in the following years.  In June 2011, the Company and certain of its shareholders sold an aggregate of 9,700,000 shares of the Company’s common stock at a price of $0.01 per share to certain accredited investors, which resulted in a change of control and management.  Following the change of control, in April 2012 the Company changed its state of incorporation from the State of Utah to the State of Delaware, and changed its name to GulfSlope Energy, Inc.  Prior to March 2013, we had not been engaged in any substantive business activity since 2006.

General

Our address is 2500 City West, Suite 800, Houston, Texas 77042 and our telephone number is (281) 918-4100. Our web site is currently under construction. You may access and read our SEC filings through the SEC’s web site (http:www.sec.gov). This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Financial Condition

We have not acquired any oil and gas leases or prospects.

As a result of our 3-D seismic imaging and reprocessing, we have identified but not yet acquired the leasing or drilling rights to a number of currently available, undrilled prospects which we believe may potentially contain economically recoverable reserves.   As we have intentionally not yet pursued the acquisition of any oil and gas leases to date, there can be no assurance that we will be successful in such acquisition.  It should be expected that we may face competition in our lease acquisition strategy which could prove to increase the cost of any acquisitions.  While we believe that our prospective portfolio of prospects has not been identified and is not being pursued by third-party competitors, there is no assurance of this belief nor that we will be able to fully execute our lease acquisition strategy.  The failure to fully execute our lease acquisition strategy may require us to farm-in to existing leases or attempt to form a series of partnerships with other E&P companies to gain access to identified prospects, which could be at a higher cost than anticipated.  We cannot assure investors that we will be able to enter into any such partnerships on satisfactory terms, if at all. Any company with which we may partner to conduct exploration drilling activities on prospects that we have identified using our licensed seismic data and ultimately acquire would be required to pay a license fee to the licensor of the data, at the licensor’s then-current rates.

We have no proved reserves and when and if we acquire oil and gas interests, such drilling operations may not yield any oil or gas in commercial quantity or quality.

As we have not yet acquired any oil and gas interests or drilled wells, we have no proved reserves.  While we have identified prospects based on available seismic and geological information that indicate the potential presence of oil or gas, to date we do not own the drilling and production rights for these prospects and may never successfully acquire an interest in these prospects.  Some of our current prospects may require additional seismic data reprocessing and interpretation.  Even when properly used and interpreted, seismic data and visualization techniques are only tools used to assist geoscientists in identifying structures and hydrocarbon indicators and do not enable the interpreter to have certainty as to whether hydrocarbons are, in fact, present in those structures.  Even if we acquire the interests, we do not know if any such prospect will contain oil or gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable.  Even if oil or gas is found on our prospects, development, facility construction and transportation costs may prevent such prospects from being economically viable.  Accordingly, there is no assurance we will ever report proved reserves in our SEC filings.

Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms, if at all, in the future, which may in turn limit our ability to execute our business strategy.

We expect our capital outlays and operating expenditures to increase substantially over at least the next several years as we expand our operations. Lease acquisition costs, as well as drilling operations are very expensive, and we will need to raise substantial additional capital, through equity offerings, strategic alliances or debt financing in 2014.

Our future capital requirements will depend on many factors, including:

•	the number, location, terms and pricing of our anticipated lease acquisitions;
•	our financing of the lease acquisitions and associated bonding;
•	our ability to enter into partnerships and farm-outs with other oil and gas E&P companies and/or financial investors on satisfactory terms;
•	location of any drilling activities, whether onshore or offshore, as well as the depth of any wells to be drilled;
•	cost of additional seismic data to license as well as the reprocessing cost;
•	the scope, rate of progress and cost of any exploration and production activities;
•	oil and natural gas prices;
•	our ability to locate and acquire hydrocarbon reserves;
•	our ability to produce those oil or natural gas reserves;
•	access to oil and gas services and existing pipeline infrastructure;
•	the terms and timing of any drilling and other production-related arrangements that we may enter into;
•	the cost and timing of governmental approvals and/or concessions
•	the cost, number, and access to qualified industry professionals we employ; and
•	the effects of competition by larger companies operating in the oil and gas industry.

We have budgeted capital and other operating expenditures during calendar 2014 of approximately $19.4 million and during calendar 2015 of approximately $10.6 million.  These estimates are projections only and will vary depending upon a number of factors, including our ability to acquire our targeted leases, enter into farm-in and farm-out arrangements, and attract partners that are willing to bear some or all of our share of exploration drilling costs on the leases we ultimately acquire.

Future equity financings may be dilutive to our stockholders.  Alternative forms of future financings may include preferences or rights superior to our common stock.  Debt financings may involve a pledge of assets and will rank senior to our common stock.  We have historically financed our operations through best efforts private equity and debt financings.  We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings.  There is no assurance that we can raise the capital necessary to fund our business plan.  Failure to raise the required capital to fund operations, on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

Our fiscal 2013 audited financial statements contain a going-concern qualification, raising questions as to our continued existence.

We have incurred losses since our inception resulting in an accumulated deficit of approximately $19.1 million at September 30, 2013.  Further losses are anticipated as we continue in the exploration stage of our business.  As a result, in their audit report contained in this Annual Report, our independent auditors expressed substantial doubt about our ability to continue as a going concern.  As of the date of this Annual Report, we believe we have sufficient cash on hand to fund operations through April, 2014, not including any debt repayment.  We will require additional funds for the balance of calendar 2014.  If we cannot raise these funds, we may be required to cease business operations or alter our business plan.

We are dependent on certain members of our management and technical team.

Investors in our common stock must rely upon the ability, expertise, judgment and discretion of our management and the success of our technical team in identifying and acquiring leasehold interests, as well as discovering and developing any oil and gas reserves. Our performance and success are dependent, in part, upon key members of our management and technical team, and their loss or departure could be detrimental to our future success. In making a decision to invest in our common stock, you must be willing to rely to a significant extent on our management’s discretion and judgment. The loss of any of our management and technical team members could have a material adverse effect on our results of operations and financial condition, as well as on the market price of our common stock.  We may not be able to find replacement personnel with comparable skills.  If we are unable to attract and retain key personnel, our business may be adversely affected.  We do not currently maintain key-man insurance on any member of the management team.

Non-Exclusive Seismic License Agreement.

Our 3-D seismic license agreements are non-exclusive, industry-standard agreements.  Accordingly, the licensor of such seismic data has the right to license the same data that we acquired to our competitors, which could adversely affect our acquisition strategy and the execution of our business plan.  We are not authorized to assign any of our rights under our license agreements, including a transaction with a potential joint venture partner or acquirer, without complying with the terms of the license agreements and a payment to the licensor (by us or the acquirer in the event of a change of control transaction or our partner in a joint venture transaction).  However, our interpretation of this seismic data and the reprocessing and the modeling of certain seismic data utilized to identify and technically support oil and gas prospects, is unique and proprietary to the Company.

We are an exploration stage company with limited operating history, and there can be no assurance that we will be successful in executing our business plan. We may never attain profitability.

We commenced our business activity in March 2013, when we entered into 3-D license agreements covering approximately 2.2 million acres, and have entered into additional 3-D license agreements with seismic companies to acquire additional data and reprocess seismic data.  We intend to engage in the drilling, development, and production of oil and natural gas in the future.  As we are a relatively new business, we are subject to all the risks and uncertainties which are characteristic of a new business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks, as well as those risks that are specific to the oil and gas industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

We may be unable to access the capital markets to obtain additional capital that we will require to implement our business plan, which would restrict our ability to grow.

Our current capital on hand is insufficient to enable us to fully execute our business strategy beyond April 2014.  Because we are an exploration stage company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital.  Our ability to obtain needed financing may be impaired by conditions and instability in the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our prospective lease acquisitions and prices of oil and natural gas on the commodities markets (which will impact the amount of financing available to us), and/or the loss of key consultants and management. Further, if oil and/or natural gas prices on the commodities markets decrease, then potential revenues, if any, will decrease, which may increase our requirements for capital. Some of the future contractual arrangements governing our operations may require us to maintain minimum capital (both from a legal and practical perspective), and we may lose our contractual rights if we do not have the required minimum capital. If the amount of capital we can raise is not sufficient, we may be required to curtail or cease our operations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at September 30, 2013, we had an accumulated deficit of approximately $19.1 million.  We had no revenues in 2013 and do not anticipate receiving revenues in fiscal 2014, or in subsequent periods unless we are successful in acquiring leases and discovering economically recoverable oil or gas reserves.  We expect that our operating expenses will increase as we develop our projects.  We expect continued losses in fiscal year 2014, and thereafter until discoveries are brought online and begin producing oil and gas.

Our lack of diversification increases the risk of an investment in our common stock.

Our business will focus on the oil and gas industry in commercially advantageous offshore and onshore areas of the United States and select international areas.  Larger companies have the ability to manage their risk by diversification. However, we lack diversification, in terms of both the nature and geographic scope of our business. As a result, factors affecting our industry, or the regions in which we operate, will likely impact us more acutely than if our business were diversified.

Strategic relationships upon which we rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully bid on and acquire properties, to discover resources, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers and partners, depends on developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable properties. Further, we must consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavor to use the relationships of our management and to enter into strategic relationships, which may take the form of joint ventures with other private parties or with local government bodies or contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require that we incur expenses or undertake activities we would not otherwise incur or undertake in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Competition in obtaining rights to explore and develop oil and gas reserves may impair our business.

The oil and gas industry is extremely competitive. Present levels of competition for oil and gas leases and drilling rights are high worldwide.  Other oil and gas companies with greater resources may compete with us by bidding for leases and drilling rights, as well as other properties and services we may need to operate our business.  Additionally, other companies may compete with us in obtaining capital from investors. Competitors include larger, established exploration and production companies, which have access to greater financial and other resources than we have currently, and may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, giving them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests.  Because of some or all of these factors, we may not be able to compete.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions building and expanding our business. If we fail to effectively manage our growth, our financial results will be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems, processes, and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees.  We cannot assure you that we will be able to:

•	expand our systems effectively or efficiently or in a timely manner;
•	optimally allocate our human resources; or
•	identify and hire qualified employees or retain valued employees.

If we are unable to manage our growth and our operations, our financial results could be adversely affected, which could prevent us from ever attaining profitability.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency impacting any jurisdiction where we might conduct our business activities, including the Bureau of Ocean Energy Management (“BOEM”), may be changed, applied or interpreted in a manner which may fundamentally alter the ability of the Company to conduct business.  The actions, policies or regulations, or changes thereto, of any government body or regulatory agency or other special interest groups, may have a detrimental effect on us.  Any or all of these situations may have a negative impact on our ability to operate profitably.

Additionally, certain bonding and/or insurance may be required in jurisdictions in which we chose to have operations, increasing our costs to operate.

Risks Related to Our Industry in Which We Intend to Compete

Current volatile market conditions and significant fluctuations in energy prices may continue indefinitely, negatively affecting our business prospects and viability.

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our planned operations, financial condition and level of expenditures that we may ultimately have to make for the development of any oil and natural gas reserves we may acquire. The prices we receive for any production and the levels of any production and reserves will depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•	changes in global supply and demand for oil and natural gas by both refineries and end users;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	the price and volume of imports of foreign oil and natural gas;

•	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;

•	the level of global oil and gas exploration and production activity;

•	the level of global oil and gas inventories;

•	weather conditions;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations and taxes;

•	proximity and capacity of oil and gas pipelines and other transportation facilities;

•	the price and availability of competitors’ supplies of oil and gas in captive market areas;

•	the introduction, price and availability of alternative forms of fuel to replace or compete with oil and natural gas;

•	import and export regulations for LNG and/or refined products derived from oil and gas production from the US;

•	speculation in the price of commodities in the commodity futures market;

•	the availability of drilling rigs and completion equipment; and

•	the overall economic environment.

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. As a result, our future financial results will be more sensitive to fluctuations in oil prices. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future. The slowdown in economic activity caused by the worldwide economic recession has reduced worldwide demand for and impacted energy prices.  This may result in lower crude oil and natural gas prices. Crude oil prices declined from record high levels in early July 2008 of over $140 per Bbl to below $45 per Bbl in February 2009 before rebounding to over $97 per Bbl in December 2013. Natural gas prices declined from over $13 per MMBtu in mid-2008 to approximately $4.17 per MMBtu in December 2013. Such a decline could occur again in the future due to global economic conditions.  These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty.

Exploration for oil and natural gas is risky and may not be commercially successful, impairing our ability to generate revenues.

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. We may not discover oil or natural gas in commercially viable quantities. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole, and changes in drilling plans, locations as a result of prior exploratory wells or additional seismic data and interpretations thereof, and final commercial terms negotiated with partners.  Developing exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial risk. The budgeted costs of drilling, completing, and operating exploratory wells are often exceeded and can increase significantly when drilling costs rise. Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages, and mechanical difficulties. There is no assurance that we will successfully complete any wells or if successful, that the wells would be economically successful.  Moreover, the successful drilling or completion of any oil or gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. We cannot assure you that our exploration, exploitation and development activities will result in profitable operations, the result of which will materially adversely affect our business.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on the Company.

Oil and gas operations are subject to national and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to national and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Environmental standards imposed by national or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons.  We have not been required to spend any amounts on compliance with environmental regulations, as we have no oil and gas properties to date. However, we may be required to expend substantial sums in the future and this may affect our ability to develop, expand or maintain our operations.

We may be dependent upon third party operators of any oil and gas properties we may acquire.

Third parties may act as the operators of our oil and gas wells and control the drilling and operating activities to be conducted on our properties, if and when such assets are acquired. Therefore, we may have limited control over certain decisions related to activities on our properties relating to the timing, costs, procedure, and location of drilling or production activities, which could affect the Company’s results.

We may not be able to develop oil and gas reserves on an economically-viable basis.

To the extent that we succeed in discovering oil and/or natural gas reserves, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable. On a long-term basis, our viability depends on our ability to find, develop and commercially produce oil and gas reserves, assuming we acquire leases or drilling rights. Our future reserves, if any, will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into markets.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. While we will endeavor to effectively manage these conditions, we cannot be assured of doing so optimally, and we will not be able to eliminate them completely in any case.  Therefore, these conditions could adversely impact our operations.

A shortage of drilling rigs and other equipment and geophysical service crews could hamper our ability to exploit any oil and gas resources we may acquire.

Because of increased global oil and gas exploration activities, competition for available drilling rigs and related services and equipment has increased significantly, and we believe that these rigs and related items may become more expensive and harder to obtain once we begin our drilling operations.  We may not be able to procure the necessary drilling rigs and related services and equipment or the cost of such items may be prohibitive.  Our ability to comply with future license obligations or otherwise generate revenues from the production of operating oil and gas wells could be hampered as a result of this, and our business could suffer.

Environmental risks may adversely affect our business.

All phases of the oil and natural gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of international conventions and federal, provincial and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures, and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, prevention of the right to operate or participate in leasing, and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to foreign governments and third parties and may require us to incur costs to remedy such discharge. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

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

As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of our common stock.  Accordingly, investors must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time, and may lose their entire investment.  There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained.  This severely limits the liquidity of our common stock and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

We cannot assure that our common stock will become liquid or that it will be listed on a national securities exchange.

Until our common stock is listed on a national securities exchange such as the NASDAQ Capital Market or the NYSE, we expect our common stock to remain eligible for quotation on the OTCBB and OTCQB.  If we fail to meet the criteria set forth in SEC regulations, various requirements govern the conduct of broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.  This would also make it more difficult for us to raise capital.

We may issue preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 50 million shares of “blank check” preferred stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that we will not do so in the future.

Future sales of our common stock could lower our stock price.

We will likely sell additional shares of common stock to fund working capital obligations in future periods.  We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.  Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.  Moreover, sales of our common stock by existing shareholders could also depress the price of our common stock.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience and objectives of the person; and
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

The price of our common stock will remain volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results including but not limited to leasing, drilling, and discovery of oil and gas;

•	announcements of developments by us, our strategic partners or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our Company’s industry;

•	additions or departures of key personnel;

•	sales of our common stock or other securities in the open market;

•	our ability to acquire seismic data and other intellectual property on commercially reasonable terms and to defend such intellectual property from third party claims;

•	litigation; and

•	other events or factors, many of which are beyond our control.

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

We do not anticipate paying any dividends on our common stock.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment in the Company.

ITEM 2. PROPERTIES

We lease 6,111square feet of office space at our corporate headquarters at 2500 CityWest, Suite 800, Houston, Texas 77042 on market terms through July 31, 2015.  We own office equipment, office furniture, and computer equipment.

ITEM 3. LEGAL PROCEEDINGS

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCBB and the OTCQB under the symbol “GSPE.” Shares of our common stock have historically been thinly traded, and currently there is no active trading market for our common stock.  As a result, our stock price as quoted by the OTCBB or OTCQB may not reflect an actual or perceived value.  The following table sets forth the approximate high and low bid prices for our common stock for the last two fiscal years and interim periods.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High Bid	Low Bid

July 1, 2013 through September 30, 2013	$0.66	$0.42
April 1, 2013 through June 30, 2013	$0.55	$0.39
January 1, 2013 through March 31, 2013	$0.41	$0.20
October 1, 2012 through December 31, 2012	$0.41	$0.30

Period	High Bid	Low Bid

July 1, 2012 through September 30, 2012	$0.40	$0.40
April 1, 2012 through June 30, 2012	$1.20	$0.20
January 1, 2012 through March 31, 2012	$0.60	$0.60
October 1, 2011 through December 31, 2011	$1.05	$0.60

Holders

The number of record holders of the Company’s common stock, as of December 30, 2013, is approximately 187.

Dividends

The Company has not declared any dividends with respect to its common stock and does not intend to declare any dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty. There are no material restrictions limiting the Company’s ability to pay cash dividends on its common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

None; other than an option to purchase two million shares of common stock granted to an executive officer in October 2013.

Recent Sales of Unregistered Securities

All sales of unregistered securities that occurred in the fourth quarter and up to the date of this Annual Report have been previously reported.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.  The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred.  You should read this management's discussion and analysis of our financial condition and results of operations in conjunction with our historical financial statements included elsewhere in this Annual Report.  In addition to the impact of the matters discussed in "Risk Factors," our future results could differ materially from our historical results due to a variety of factors, many of which are out of our control.

Overview

Prior to March 2013, we had not been engaged in any substantive business activity since 2006. In March 2013, we entered into two ordinary course license agreements, and we expect to enter into additional ordinary course license agreements with seismic companies to acquire and reprocess additional seismic data.

During February and March 2013, we raised $470,000 through the sale of 47,000,000 shares of common stock.  The shares were subsequently issued in April 2013.

On October 30, 2013, the Company concluded a private placement of its common stock at a price of $0.12 per share, raising an aggregate of $9,712,441 through the sale of 68,496,107 shares of common stock for cash proceeds of $8,219,533 and the issuance of 12,440,903 shares of common stock upon conversion of $1,492,908 of outstanding indebtedness.

The Company has incurred accumulated losses for the period from inception to September 30, 2013 of approximately $19.1 million.  Further losses are anticipated in developing its business.  As a result, the Company’s auditors have expressed substantial doubt about its ability to continue as a going concern.  As of September 30, 2013, the Company had $310,199 of unrestricted cash on hand.  The Company estimates that it will need to raise a minimum of $19.4 million to meet its obligations and planned expenditures during calendar year 2014. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Accounting Policies

The Company uses the full cost method of accounting for oil and gas exploration and development activities. Under the full cost method of accounting, all costs associated with the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis into a single cost center (“full cost pool”). Such costs include land acquisition costs, geological and geophysical (“G&G”) expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities.

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. Further, capitalized G&G costs that are directly associated with unevaluated properties not yet owned by the Company are included in the depletion base.  As of September 30, 2013, the Company had no proved reserves, nor any unevaluated properties.    As a result, the geological and geophysical costs are included in the amortization base as incurred and, per Rule 4-10, are subject to the ceiling limitation test, resulting in immediate impairment.

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

In accordance with one of our seismic data licensing agreements, certain funds have been placed in an escrow account for the purpose of making a future installment payment and are restricted from use in our operations.  Those funds have been classified as restricted cash and the restricted cash at September 30, 2013 was $2.5 million.

Property and equipment are carried at cost.  We assess the carrying value of our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Factors Affecting Comparability of Future Results

Success in Acquiring Oil and Gas Leases or Prospects.  As a result of our 3-D seismic imaging and reprocessing, we have identified but not yet acquired the leasing or drilling rights to a number of currently available, undrilled prospects which we believe may potentially contain economically recoverable reserves.  It should be expected that we may face competition in our lease acquisition strategy which could prove to increase the cost of any acquisitions.  While we believe that our prospective portfolio of prospects has not been identified and is not being pursued by third-party competitors, there is no assurance of this belief nor that we will be able to fully execute our lease acquisition strategy.

We have no proved reserves.  As we have not yet acquired any oil and gas interests or drilled wells, we have no proved reserves.  While we have identified prospects based on available seismic and geological information that indicate the potential presence of oil or gas, to date we do not own the drilling and production rights for these prospects and may never successfully acquire an interest in these prospects.  Some of our current prospects may require additional seismic data reprocessing and interpretation.  Even when properly used and interpreted, seismic data and visualization techniques are only tools used to assist geoscientists in identifying structures and hydrocarbon indicators and do not enable the interpreter to have certainty as to whether hydrocarbons are, in fact, present in those structures.  Even if we acquire the interests, we do not know if any such prospect will contain oil or gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable.

Success in the Discovery and Development of Reserves.  Because we have no operating history in the production of oil and gas, our future results of operations and financial condition will be directly affected by our ability to discover and develop reserves through our drilling activities.

Oil and Gas Revenue.  We have not yet commenced oil and gas production. If and when we do commence production, we expect to generate revenue from such production. No oil and gas revenue is reflected in our historical financial statements.

General and Administrative Expenses.  We expect that our general and administrative expenses will increase in future periods.

Demand and Price.  The demand for oil and gas is susceptible to volatility related to, among other factors, the level of global economic activity and may also fluctuate depending on the performance of specific industries. We expect that a decrease in economic activity, in the United States and elsewhere, would adversely affect demand for any oil and gas we may produce. Since we have not generated revenues, these key factors will only affect us if and when we produce and sell hydrocarbons.

Results of Operations for the Twelve Months Ended September 30, 2013 compared to September 30, 2012

We had no sales during the twelve month periods ended September 30, 2013 and September 30, 2012.  Geological and geophysical costs were approximately $15.1 million for the twelve months ended September 30, 2013, as the Company launched exploration activities in March 2013.  There were no geological and geophysical costs for the twelve months ended September 30, 2012.  General and administrative expenses were approximately $2.2 million for the twelve months ended September 30, 2013, compared to $1.5 million for the twelve months ended September 30, 2012.  The increase in general and administrative expenses of approximately $0.7 million for the twelve months ended September 30, 2013 compared to the twelve months ended September 30, 2012 was primarily attributed to an increase in consulting fees, legal/accounting  and professional fees, and office expenses.

We had a net loss of approximately $17.5 million for the twelve months ended September 30, 2013, compared to a net loss of $1.5 million for the twelve months ended September 30, 2012.  The increase in net loss of approximately $16.0 million was primarily attributable to the aforementioned $15.1 million in impairment of oil and natural gas properties, and a $0.7 million increase in general and administrative expenses, as well as an approximate $0.1 million increase in interest expense due to increased related party debt in 2013.

The basic loss per share for the twelve months ended September 30, 2013 was $.04, compared to a net loss per share of $.02 for the twelve months ended September 30, 2012.

For the twelve months ended September 30, 2013 we used approximately $1.4 million of net cash from operating activities, compared with $0.5 million of net cash used in operating activities for the twelve months ended September 30, 2012. This differential is primarily due to the approximate $16.0 million higher net loss for the twelve months ended September 30, 2013 partially offset by approximately $15.1 million in G&G costs recorded as an impairment of oil and natural gas properties.   For the twelve months ended September 30, 2013 we had approximately $6.5 million of net cash from investing activities, compared with no net cash from investing activities for the twelve months ended September 30, 2012, primarily due to exploration costs incurred in 2013, as well as the purchase of computers, office equipment, and office furniture during fiscal 2013. For the twelve months ended September 30, 2013 we recognized $7.7 million of net cash from financing activities, compared with $0.8 of net cash from financing activities for the twelve months ended September 30, 2012. This differential is due to proceeds from common stock sales and loans of approximately $10.2 million, offset by restricted cash of  $2.5 million that is required to be held in a segregated account pursuant to one of our seismic contracts.

As of September 30, 2013, the Company’s unrestricted cash balance was $310,199, compared to an unrestricted cash balance of $423,009 as of September 30, 2012.   The Company’s fiscal 2013 unrestricted cash decrease of approximately $0.1 million was primarily due to its net cash from operating activities of ($1.4) million and an approximate ($6.5) million increase in capitalized exploration costs partially offset by $7.7 million of total funds received from the sale of stock and related party loans.

At September 30, 2013, the Company’s assets primarily consisted of approximately $0.3 million unrestricted cash, $2.5 million restricted cash, and $0.1 million net fixed assets.  At September 30, 2012, the Company’s only assets were $0.4 million unrestricted cash and $0.3 million prepaid expenses.

Liquidity and Capital Resources

As of September 30, 2013, we had $310,199 of cash on hand, excluding $2,500,317 of restricted cash in an escrow account earmarked for a future payment associated with seismic data.  In October 2013, the Company sold 42,952,774 shares of common stock for cash proceeds of $5,154,333 and issued 2,440,903 shares of common stock upon conversion of $292,908 of outstanding indebtedness.  As of September 30, 2013, we owed our chief executive officer $5.3 million, bearing interest at the rate of 5% per annum, convertible into shares of common stock at a conversion price of $0.12 per share.

As of the date hereof, we believe that we have sufficient cash on hand to fund operations through March 31, 2014, assuming we do not repay outstanding indebtedness owed to our chief executive officer.  We have budgeted capital expenditures and other operating expenses during calendar 2014 of approximately $19.4 million and during calendar 2015 of approximately $10.6 million.  These estimates are projections only and will vary depending upon a number of factors, including our ability to acquire our targeted leases, enter into farm-in and farm-out arrangements, and attract partners that are willing to bear some or all of our portion of the costs of conducting exploration drilling activities on the leases we ultimately acquire.  Additionally, depending upon the execution of our business plan, we may determine to acquire additional leasehold interests and fund the acquisition of additional seismic data and seismic processing, which expenditures will be funded through future equity offerings, debt or a combination of both.

During calendar 2014, expenditures of approximately $7.9 million are expected to cover salaries, workstation software and hardware, consulting and professional services, and required working capital needs.  Seismic data license payments, seismic processing and leasehold acquisition comprise the remainder of the approximate budget total of $19.4 million.

During calendar 2015, expenditures of approximately $8.6 million are expected to cover salaries, workstation software & hardware, consulting and professional services, and working capital needs.  Seismic data license payments, seismic processing and leasehold acquisition comprise the remainder of the approximate budget total of $10.6 million.  Successful lease acquisitions in calendar 2014 would likely cause significantly higher operating and capital costs in calendar 2015.

The proposed expenditures for the calendar years 2014 and 2015 are subject to change based on the execution of our business plan, any potential competition for leasehold interests and our ability to obtain additional funding. This represents our current best estimate of our capital needs through December 31, 2015.  We currently do not anticipate that any drilling activity will commence on any leases we may acquire until 2015.

We will need to raise additional funds to cover planned 2014 and 2015 expenditures, as well as any additional expenditures that we may encounter in those years. Future equity financings may be dilutive to our stockholders.  Alternative forms of future financings may include preferences or rights superior to our common stock.  Debt financings may involve a pledge of assets and will rank senior to our common stock.  We have historically financed our operations through private equity and debt financings.  We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings.  The failure to raise sufficient capital could cause us to cease operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended September 30, 2013.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GulfSlope Energy, Inc.
[An Exploration Stage Company]

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	23
Balance Sheets - September 30, 2013 and 2012	24
Statements of Operations for the Years Ended September 30, 2013 and 2012 and for the period from inception [December 12, 2003] through September 30, 2013	25
Statement of Stockholders’ Equity for the period from inception [December 12, 2003] through September 30, 2013	26 - 27
Statements of Cash Flows for the Years Ended September 30, 2013 and 2012 and for the period from inception [December 12, 2003] through September 30, 2013	28
Notes to the Financial Statements	29 - 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
GulfSlope Energy, Inc. [an exploration stage company]

We have audited the accompanying balance sheets of GulfSlope Energy, Inc. [an exploration stage company] as of September 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2013 and 2012, and for the period from inception [December 12, 2003] through September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GulfSlope Energy, Inc. [an exploration stage company] as of September 30, 2013 and 2012, and the results of its operations and cash flows for the years ended September 30, 2013 and 2012, and for the period from inception through September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated losses and negative cash flows from operations from the period of inception through September 30, 2013. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
December 30, 2013

GulfSlope Energy, Inc.
(An Exploration Stage Company)

BALANCE SHEETS

September 30, 2013 and 2012
	September 30,
	2013	2012
Assets
Current Assets
Cash	$310,199	$423,009
Restricted Cash	2,500,317	-
Prepaid Expenses	5,514	329,373
Total Current Assets	2,816,030	752,382
Property, Plant, and Equipment (net)	70,188	-
Other Non-Current Assets	18,760
Total Assets	$2,904,978	$752,382

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$156,439	$31,731
Related Party Payable	490,101	31,183
Accrued Interest	94,986
Accrued Expenses and Other Payables	3,093,065	62,914
Loans from Related Parties	5,500,000	-
Total Current Liabilities	9,334,591	62,914
Accrued Expenses and Other Payables, Net of Current Portion	3,003,065	-
Total Liabilities	12,337,656	62,914
Stockholders' Equity (Deficit)
Preferred Stock; par value ($0.001);	-	-
Authorized 50,000,000 shares
none issued or outstanding
Common Stock; par value ($0.001);
Authorized 750,000,000 shares; issued
and outstanding 577,210,000 and 235,150,000, as of September 30, 2013 and 2012, respectively	577,210	235,150
Additional Paid-in Capital	9,139,917	2,151,610
Deficit accumulated during the exploration stage	(19,149,805)	(1,697,292)
Total Stockholders' Equity (Deficit)	(9,432,678)	689,468
Total Liabilities and Stockholders' Equity (Deficit)	$2,904,978	$752,382

See accompanying notes to financial statements

GulfSlope Energy, Inc.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the years ended September 30, 2013 and 2012 and for the
period from Inception [December 12, 2003] through September 30, 2013

			Since Inception
			[December 12,
	For the Year Ended	For the Year Ended	2003] through
	September 30, 2013	September 30, 2012	September 30, 2013

Revenues	$-	$-	$9,694
Revenues from Related Parties	-	-	2,346
Total Revenue	-	-	12,040
Cost of Sales	-	-	8,394
Cost of Sales to Related Parties	-	-	2,101
Total Cost of Sales	-	-	10,495
Gross Profit	-	-	1,545
Impairment of Oil and Natural Gas Properties	15,120,574	-	15,120,574
General & Administrative Expenses	2,237,269	1,537,215	3,919,792
Net Loss from Operations	(17,357,843)	(1,537,215)	(19,038,821)
Other Income/(Expenses):
Interest Income	316		316
Interest Expense	(94,986)	(60)	(110,500)
Net Loss Before Income Taxes	(17,452,513)	(1,537,275)	(19,149,005)
Provision for Income Taxes	-	-	(800)
Net Loss	$(17,452,513)	$(1,537,275)	$(19,149,805)
Loss Per Share - Basic and Diluted	$(0.04)	$(0.02)
Weighted Average Shares Outstanding - Basic and Diluted	394,016,867	83,487,568

See accompanying notes to financial statements

GulfSlope Energy, Inc.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIT)

For the period from Inception [December 12, 2003]
through September 30, 2013

	Common		Additional Paid-in	Common Shares To	Additional Paid-in Capital Common Shares	Subscription	Accumulated	Stockholders
	Shares	Amount	Capital	Be Issued	To Be Issued	Receivable	Deficit	Equity

Balance, December 12, 2003 (Inception)	-	$-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	1,200,000	1,200	33,537	-	-	-	-	34,737
Property contributed by shareholder	-	-	1,500				-	1,500
Net loss from inception on December 12, 2003								-
through September 30, 2004	-	-	-	-	-	-	(3,400)	(3,400)
Balance, September 30, 2004	1,200,000	1,200	35,037	-	-	-	(3,400)	32,837
Net loss for the year ended September 30, 2005	-	-	-	-	-	-	(11,324)	(11,324)
Balance, September 30, 2005	1,200,000	1,200	35,037	-	-	-	(14,724)	21,513
Net loss for the year ended September 30, 2006	-	-	-	-	-	-	(21,682)	(21,682)
Balance, September 30, 2006	1,200,000	1,200	35,037	-	-	-	(36,406)	(169)
Net loss for the year ended September 30, 2007	-	-	-	-	-	-	(18,256)	(18,256)
Balance, September 30, 2007	1,200,000	1,200	35,037	-	-	-	(54,662)	(18,425)
Net loss for the year ended September 30, 2008	-	-	-	-	-	-	(21,674)	(21,674)
Balance, September 30, 2008	1,200,000	1,200	35,037	-	-	-	(76,336)	(40,099)
Net loss for the year ended September 30, 2009	-	-	-	-	-	-	(11,289)	(11,289)
Balance, September 30, 2009	1,200,000	1,200	35,037	-	-	-	(87,625)	(51,388)
Net loss for the year ended September 30, 2010	-	-	-	-	-	-	(11,562)	(11,562)
Balance, September 30, 2010	1,200,000	1,200	35,037	-	-	-	(99,187)	(62,950)
Related party debt forgiveness	-	-	11,023	-	-	-	-	11,023
Common stock issued for cash	8,800,000	8,800	79,200	-	-	-	-	88,000
Additional paid in capital – shares to be issued	-	-	-	11,000,000	110,000	-	-	110,000
Common stock to be issued	-	-	-	650,000	6,500	(6,500)	-	-

Net loss for the year ended September 30, 2011	-	-	-	-		-		-	(60,830)	(60,830)
Balance, September 30, 2011	10,000,000	$10,000	$125,260	$11,650,000		$116,500		$(6,500)	$(160,017)	$85,243

Shares issued from common shares to be issued	11,650,000	11,650	104,850	(11,650,000)		(116,500)		6,500		6,500
Common stock issued for cash	78,500,000	78,500	706,500							785,000
Shares issued for services	135,000,000	135,000	1,215,000							1,350,000
Net loss for the twelve months ended September 30, 2012	-	-	-	-		-		-	(1,537,275	(1,537,275)
Balance, September 30, 2012	235,150,000	$235,150	$2,151,610	-		$-		$-	$(1,697,292)	$689,468
Common stock issued for technology license	243,516,666	$243,517	$2,191,650							$2,435,167
Shares issued for services	16,000,000	16,000	144,000							160,000
Shares issued for cash	72,543,334	72,543	3,462,657							3,535,200
Shares issued to settle debt with related party	10,000,000	10,000	1,190,000							1,200,000
Net loss for the twelve months ended September 30, 2013									(17,452,513)	(17,452,513)
Balance September 30, 2013	577,210,000	$577,210	$9,139,917		$		$		$(19,149,805)	$(9,432,678)

See accompanying notes to financial statements

GulfSlope Energy, Inc.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the years ended September 30, 2013 and 2012 and for the
period from Inception [December 12, 2003] through September 30, 2013

			Since Inception
			[December 12,
	For the Year Ended	For the Year Ended	2003] through
	September 30, 2013	September 30, 2012	September 30, 2013
OPERATING ACTIVITIES
Net Loss	$(17,452,513)	$(1,537,275)	$(19,149,805)
Adjustments to reconcile net loss to net cash
From Operating Activities:
Impairment of Oil and Natural Gas Properties	15,120,574	-	15,120,574
Depreciation	7,217	-	16,123
Stock issued for services	160,000	1,350,000	1,510,000
Changes in operating assets and liabilities:
(Increase)/Decrease in Prepaid Expenses	323,859	(329,373)	(5,514)
(Increase) in Other Assets	(18,760)	-	(18,760)
Increase/(Decrease) in Accounts Payable	15,250	31,189	46,981
Increase/(Decrease) in Related Party Payable	322,418	29,563	364,624
Increase/(Decrease) in Accrued Interest	94,986	-	94,986
Increase/(Decrease) in Accrued Liabilities	45,000	(100)	45,000
Net Cash From Operating Activities	(1,381,969)	(455,996)	(1,975,791)

INVESTING ACTIVITIES
Exploration Costs	(6,388,319)	-	(6,388,319)
Purchase of equipment	(77,405)	-	(84,811)
Net Cash From Investing Activities	(6,465,724)	-	(6,473,130)

FINANCING ACTIVITIES
Restricted Cash	(2,500,317)	-	(2,500,317)
Proceeds for stock issuance	3,535,200	791,500	4,559,437
Proceeds for loan from shareholders	6,700,000	-	6,741,769
Payment on loans from shareholders	-	-	(41,769)
Net Cash From Financing Activities	7,734,883	791,500	8,759,120

Net Increase/(Decrease) in cash	(112,810)	335,504	310,199
Beginning Cash Balance	423,009	87,505	-
Ending Cash Balance	$310,199	$423,009	$310,199

Supplemental Schedule of Cash Flow Activities
Cash paid for income taxes	$125	$-	$925
Cash paid for interest	$-	$60	$11,356
Related party debt forgiveness	$-	$-	$11,023
Property contributed by shareholder	$-	$-	$1,500
Stock issued for prepaid expenses	$-	$550,000	$550,000

Shares issued upon conversion of note payable	1,200,000		1,200,000
Purchase of Developmental Capital Expenditures
Through Issuance of Common Stock	2,435,167		2,435,167
Included in Accrued Expenses	6,051,130		6,051,130
Included in Accounts Payable	109,458		109,458
Included in Related Party Payable	136,500		136,500

See accompanying notes to financial statements

GulfSlope Energy, Inc.
(A Development Stage Company)

Notes to the Financial Statements

September 30, 2013 & 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

GulfSlope Energy, Inc. (the “Company”) was founded December 12, 2003 as Lostwood Professional Services, Inc. and was organized to engage in the business of producing and selling promotional merchandise. The Company was incorporated under the laws of the State of Utah. The Company is no longer actively involved in the promotional merchandise industry. The Company, now a Delaware corporation, is an independent energy company intent upon engaging in the acquisition, exploration, exploitation, development and production of crude oil and natural gas properties.  To this end, the Company entered the exploration stage on March 22, 2013 when it executed a master license agreement with a seismic company to license certain seismic data for the purposes of engaging in the exploration of oil and natural gas.

(b) Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents.  Cash equivalents consist primarily of interest-bearing bank accounts and money market funds.  The Company’s cash positions represent assets held in checking accounts.  These assets are generally available on a daily or weekly basis and are highly liquid in nature.

(c) Restricted Cash

In accordance with a seismic data licensing agreement, certain funds have been placed in an escrow account for the purpose of making an installment payment in the future and are restricted from use in operations.  Refer to Note 8.  Those funds have been classified as restricted cash.

(d) Full Cost Method

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

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. Further, capitalized G&G costs that are directly associated with unevaluated properties not yet owned by the Company are included in the depletion base.  As of September 30, 2013, the Company had no proved reserves, nor any unevaluated properties.    As a result, the geological and geophysical costs are included in the amortization base as incurred and, per Rule 4-10, are subject ceiling limitation test, resulting in immediate impairment.

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depreciation, depletion and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

(e) Capitalized Interest

Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated, if any.

(e) Property and Equipment

Property and equipment are carried at cost and include expenditures for new equipment and those expenditures that substantially increase the productive lives of existing equipment and leasehold improvements. Maintenance and repair costs are expensed as incurred.  Property and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives. Fully depreciated property and equipment still in use are not eliminated from the accounts.

The Company assesses the carrying value of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing estimated undiscounted cash flows expected to be generated from such assets to their net book value.  If net book value exceeds estimated cash flows, the asset is written down to its fair value, determined by the estimated discounted cash flows from such asset.  When an asset is retired or sold, its cost and related accumulated depreciation and amortization are removed from the accounts. The difference between the net book value of the asset and proceeds on disposition is recorded as a gain or loss.

(f) Income Taxes

The Company applies the provisions of FASB Accounting Standard Codification (ASC) 740 Income Taxes. This standard requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance is provided if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(g) Net Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding for the period (denominator).  Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period.  Potential common shares include stock options, warrants, and restricted stock.  The number of potential common shares outstanding relating to stock options, warrants, and restricted stock is computed using the treasury stock method.

As the Company has incurred losses for the years ended September 30, 2013 and 2012, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations.  As of September 30, 2013 and 2012, there were 45,833,333 and 0 potentially dilutive shares, respectively.

(h) Statement of Cash Flows

For purposes of the Statements of Cash Flows, the Company considers cash on deposit in the bank to be cash.  The Company had $310,199 unrestricted cash as of September 30, 2013.  The Company had $423,009 unrestricted cash as of September 30, 2012.

(i) Use of Estimates in Preparation of Financial Statements

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

(j) Impact of New Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 - LIQUIDITY/GOING CONCERN

The Company has incurred accumulated losses and negative cash flows from operations for the period from inception to September 30, 2013 of $19,149,805.  Further losses are anticipated in developing its business.  As a result, the Company’s auditors have expressed substantial doubt about its ability to continue as a going concern.  As of September 30, 2013, the Company had $310,199 of unrestricted cash on hand.  The Company estimates that it will need to raise a minimum of $19.4 million to meet its obligations and planned expenditures during calendar year 2014. The Company plans to finance the Company through equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – EXPLORATION COSTS

On March 20, 2013, the Company entered into an assignment and assumption agreement (the “Assignment Agreement”) with third parties pursuant to which the Company was assigned the exclusive right to license certain seismic data. On March 22, 2013, the Company executed a master license agreement with this seismic company. In consideration for the assignment and other transactions contemplated by the Assignment Agreement, the Company agreed to issue to the assignor parties an aggregate of 243,516,666 shares of the Company’s common stock. The common stock was valued at $2,435,167 and the shares were subsequently issued in April 2013. These expenses were included in accrued expenses as of March 31, 2013.

In March 2013, the Company licensed certain seismic data from a seismic company. The seismic data license fee totaled $6,135,500.

In March 2013, the Company licensed certain seismic data from a different seismic company pursuant to another ordinary business course agreement. The seismic data purchase totaled $4,012,260.

During May 2013, the Company incurred $90,000 in costs to participate in a geophysical research program with a public institution.

During May through September 2013, the Company incurred $1,674,376 in costs associated with technological infrastructure and third party hosting services to maintain and interpret the aforementioned seismic data.

During May through September 2013, the Company incurred $773,271 in consulting fees and salaries and benefits associated with full-time employed geoscientists analyzing the aforementioned seismic data.

The Company properly capitalized these G&G costs and included them in the depletion base because the Company did not yet own the specific unevaluated properties these costs related to. Therefore, these G&G costs were subject to the ceiling limitation test, resulting in immediate impairment for accounting purposes.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2013 and September 30, 2012:

	September 30,
	2013	2012

Office equipment and computers	$57,071	$-
Furniture and fixtures	16,280	-
Leasehold improvements	4,054	-

Total	77,405	-
Less: accumulated depreciation	(7,217)	-

Net property and equipment	$70,188	$-

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Life
Office equipment and computers	3 years
Furniture and fixtures	5 years
Leasehold improvements	5 years

Depreciation expense was $7,217 and $0 for the years ended September 30, 2013 and 2012, respectively.

NOTE 5 - INCOME TAXES

The provision for income taxes consists of the following as of September 30, 2013 and 2012:

	September 30,
	2013	2012
FEDERAL
Current	$-	$-
Deferred	-	-
STATE
Current	-	100
Deferred	-	-
TOTAL PROVISION	$-	$100

Deferred income tax assets and liabilities at September 30, 2013 and 2012 consist of the following temporary differences:

	September 30,
	2013	2012
DEFERRED TAX ASSETS
Current	$-	$-
Noncurrent
Net operating losses	1,166,327	336,029
Exploration costs	1,701,065	-
Differences in book/tax depreciation	0	0
Total noncurrent	$2,867,392	$336,029
Valuation Allowance	(2,867,392)	(336,029)
NET DEFERRED TAX ASSET	-	-
DEFERRED TAX LIABILITIES	-	-
NET DEFERRED TAXES	$-	$-

The Company’s valuation allowance has increased $2,531,363 during the year ended September 30, 2013.

The following is a summary of federal net operating loss carryforwards and their expiration dates:

Amount	Expiration
$3,203	9/30/2024
7,695	9/30/2025
18,447	9/30/2026
16,876	9/30/2027
17,986	9/30/2028
8,596	9/30/2029
7, 713	9/30/2030
64,097	9/30/2031
513,914	9/30/2032
7,116,987	9/30/2033
$7,775,514	Total

A reconciliation between income taxes at statutory tax rates (15%) and (20%) as of September 30, 2013 and 2012, respectively, and the actual income tax provision for continuing operations is as follows:

	September 30,
	2013	2012
Expected provision (based on statutory rate)	$(2,617,887)	$(307,455)
Effect of:
Increase in valuation allowance	2,531,363	307,152
State minimum tax, net of federal benefit	0	0
Non-deductible expense	2,541	303
Temporary differences due to depreciation	0	0
Rate Change	83,973	0

Total actual provision	$0	$0

The Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed. The Company is carrying a large net operating loss as disclosed above. Since this net operating loss will not produce a tax benefit for several years, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within general and administrative expenses for penalties and interest expense. For the years ended September 30, 2013 and 2012, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of September 30, 2013 and 2012 relating to unrecognized benefits.

The tax years ended September 30, 2010 through 2013 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 6 - RELATED PARTY TRANSACTIONS

In May 2012, the Company issued 20,000,000 shares of common stock to John Preftokis, the Company’s former president and chief executive officer, for services rendered valued at $200,000 or $0.01 per share.   John Preftokis resigned as sole officer and director of the Company in June 2012.

In May 2012, James Askew, a shareholder and the Company’s former president and chief executive officer, loaned the Company the sum of $7,200 which was paid in June 2012.

In May 2012, the Company and Mr. Askew entered into a consulting agreement pursuant to which Mr. Askew would provide the Company’s board of directors advice relating to certain of the Company’s strategic and business development activities, including business development financing, and corporate strategy.  In consideration for entering into the consulting agreement, Mr. Askew was issued 50 million shares of the Company’s common stock.  Mr. Askew’s obligations under the consulting agreement were replaced and superseded as described below.

In May 2012, the Company and John B. Connally III, entered into a consulting agreement pursuant to which Mr. Connally would provide the Company’s board of directors advice relating to certain of the Company’s strategic and business development activities, including business development financing, and corporate strategy.  In consideration for entering into the consulting agreement, Mr. Connally was issued 50 million shares of the Company’s common stock.  In July 2012, Mr. Connally’s consulting agreement was amended, providing for the Company to pay Mr. Connally a one-time $25,000 cash retainer and a monthly cash consulting fee of $10,000 per month beginning July 1, 2012.

In June 2012, James Askew was appointed as the Company’s president, chief executive officer, secretary, treasurer, and as chairman of the board of directors.  In connection with the appointment of Mr. Askew, in June 2012, the Company and Mr. Askew entered into an employment agreement whereby Mr. Askew was paid a base salary of $300,000 per year and a one-time cash sign-on bonus of $100,000.   The employment agreement replaced and superseded Mr. Askew’s consulting agreement entered into in May 2012 (see description of the May 2012 consulting agreement above in this Note 6).  The 50 million shares issued to Mr. Askew were unaffected by the replacement of the May 2012 consulting agreement with the June 2012 employment agreement.

In June 2012, subsequent to the date of his resignation as an officer and director of the Company, the Company entered into a one-year consulting agreement with John Preftokis.  In consideration for entering into the consulting agreement, Mr. Preftokis was issued 5 million shares of Company common stock.  This agreement was valued at $50,000, or $0.01 per share.  As of September 30, 2012, $13,611 had been expensed with $36,389 recorded as a prepaid expense.

During August and September 2012, James Askew paid $31,183 in expenses on behalf of the Company.   The $31,183 related party payable was outstanding as of September 30, 2012 and paid during the twelve months ended September 30, 2013.

Effective March 2013, the Company amended the employment agreement of James Askew to allow the Company to terminate such agreement at any time.  The Company agreed to pay Mr. Askew a severance payment upon termination in the amount of up to $100,000 as reimbursement for any tax liabilities incurred by Mr. Askew during calendar year 2013 arising from previous salary and other compensation paid to Mr. Askew.    The termination amount was accrued and recorded as a related party payable as of September 30, 2013.

In March 2013, the Company entered into a one-year consulting agreement with ConRon Consulting, Inc. (“ConRon”) whereby ConRon assisted the Company in negotiating licensing for certain seismic data, as well as providing other general consulting.  ConRon is an affiliate of Ron Bain, the Company’s current chief operating officer.  Pursuant to the agreement, compensation for ConRon was $30,000 per month.  The ConRon consulting agreement was terminated in October 2013, and beginning in November 2013, Mr. Bain is paid an annual salary of $360,000 as an employee of the Company.  As of September 30, 2013, the consulting fees for the months of March through September totaling $210,000 were unpaid and recorded as a related party payable.

In March 2013, the Company entered into a one-year consulting agreement with John N. Seitz, its current chief executive officer and chairman, whereby Mr. Seitz assisted the Company in negotiating licensing for certain seismic data, as well as provide other general consulting.   Pursuant to the agreement, Mr. Seitz was to receive compensation of $40,000 per month.   The agreement was terminated in May 2013, as Mr. Seitz was appointed as the Company’s chief executive officer and chairman and it is expected that Mr. Seitz will enter into an arrangement with the Company in the near future providing equity-based compensation.  As of September 30, 2013, the consulting fees for the months of March through May totaling $120,000 were unpaid and recorded as a related party payable.

In March 2013, John N. Seitz, Ronald A. Bain, and Dwight "Clint" M. Moore (all current officers of the Company) were issued 190,045,556 shares, 40,045,555 shares, and 10,045,555 shares, respectively, of common stock in consideration for the assignment of rights to purchase certain seismic data.  The shares issued were valued at $0.01 per share. As a result of that transaction, both Mr. Seitz and Dr. Bain became holders in excess of 5% of our outstanding shares of common stock.

In May 2013, James Askew resigned as the Company’s chief executive officer.   Simultaneously, John Seitz was appointed chief executive officer and chairman of the board of directors.  Mr. Askew remains a director of the Company.

In May 2013, Ronald A. Bain was appointed as the president and chief operating officer, and Dwight "Clint" M. Moore was appointed as the vice president and secretary.

During April through September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current chief executive officer.   The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, John Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock pursuant to the aforementioned convertible promissory notes. The shares were issued in July 2013.   As of September 30, 2013, there was a total of $94,319 accrued interest associated with these loans and the Company has recorded $94,319 in interest expense.

During September 2013, the Company entered into promissory notes whereby it borrowed a total of $200,000 from Dr. Ronald Bain, its current president and chief operating officer, and his affiliate ConRon.  The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors).  As of September 30, 2013, there was a total of $667 accrued interest associated with these loans and the Company has recorded interest expense for the same amount. In October 2013, Dr. Bain converted principal and accrued interest in the amount of $180,408 into 1,503,403 shares of common stock (a conversion rate of $.12 per share).  In November 2013, the Company repaid in full the $20,000 remaining principal balance (plus accrued interest) of the convertible promissory note.

As of September 30, 2013, executive officers paid $60,100 to trade vendors on behalf of the Company in the ordinary course of business.

NOTE 7 - COMMON STOCK/PAID IN CAPITAL

In October 2011, the Company sold 2,000,000 shares of common stock for $20,000 cash in a private placement.

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

In May 2012, the Company issued 20,000,000 shares of common stock to John Preftokis, the Company’s former president and chief executive officer, for services rendered valued at $200,000 or $0.01 per share.

In May 2012, the Company issued 10,000,000 shares of common stock to five third parties for services rendered valued at $100,000 or $0.01 per share.

In May 2012, the Company issued 50,000,000 shares of common stock to a third party for services rendered pursuant to a one-year consulting agreement. This agreement was valued at $500,000 or $0.01 per share.  As of September 30, 2012, $208,333 had been expensed with $291,667 recorded as a prepaid expense.  The remaining $291,667 was expensed as of September 30, 2013.

In May 2012, the Company issued 50,000,000 shares of common stock to James Askew, its former president and chief executive officer, for services rendered pursuant to a one-year consulting agreement.  This agreement was valued at $500,000 or $0.01 per share and expensed in full as the issuance was to an employee of the Company (see Note 6 above).

In May and June 2012, the Company sold 76,500,000 shares of common stock for $765,000 cash in a private placement.

In June 2012, the Company entered into a one-year consulting agreement with John Preftokis, the Company’s former president and chief executive officer, for 5,000,000 shares of common stock.  The shares were subsequently issued in July 2012.   This agreement was valued at $50,000, or $0.01 per share.  As of September 30, 2012, $13,611 had been expensed with $36,389 recorded as a prepaid expense.  The remaining $36,389 was expensed as of September 30, 2013.

During February and March 2013, the Company sold 47,000,000 shares of common stock for cash proceeds of $470,000.

During April 2013, the Company issued a total of 6,000,000 shares of common stock to two third parties for services rendered.  The shares were valued at $60,000.

During April 2013, the Company issued 10,000,000 shares of common stock to John B. Connally III as consideration for termination of a consulting agreement (see Note 6 above).

During April 2013, the Company issued 243,516,666 shares of common stock to third parties in relation to the licensing of certain seismic data (see Note 3 above).

During April 2013, the Company sold 16,666,667 shares of common stock for $2,000,000 cash or $0.12 per share.

During June 2013, the Company sold 833,333 shares of common stock for $100,000 cash or $0.12 per share.

During July 2013, the Company issued 10,000,000 shares of common stock to its chief executive officer upon conversion of $1,200,000 in debt (see Note 6 above).

During August and September 2013, the Company sold a total of 8,043,334 shares of common stock for $965,200 cash or $0.12 per share.

NOTE 8– COMMITMENTS AND CONTINGENCIES

In March 2013, the Company licensed certain seismic data pursuant to two agreements.  With respect to the first agreement, as of September 30, 2013, the Company has paid $2,135,500 in cash, and has provided an additional $2,500,000 in an escrow account, $2,000,000 of which will be released to the vendor in the third quarter of fiscal 2014.   This amount has been recorded as restricted cash as of September 30, 2013.   The Company is obligated to provide the remaining $1,500,000 in an escrow account upon the delivery of certain additional seismic data by the vendor to the Company, which is expected to occur during the first calendar quarter of 2014.  With respect to the second agreement, as of September 30, 2013, the Company has paid $2,006,130 in cash and is obligated to pay $1,003,065 during April 2014 and $1,003,065 during April 2015.

In July 2013, the Company entered into a two-year office lease agreement.  The agreement calls for monthly payments of approximately $20,200 for the first twelve months and $20,500 for the second twelve months.   In addition, the Company paid a $18,760 security deposit in July 2013.

In August 2013, the Company entered into a one-year consulting agreement with a third party.   The agreement calls for monthly retainer payments of $11,000 per month for the first four months (a total of $44,000).  As of September 30, 2013, the Company has paid two payments for a total of $22,000.  After the fourth month, the consultant will be compensated on a time and materials basis.

NOTE 9 – SUBSEQUENT EVENTS

During October 2013, the Company sold 42,952,773 shares of common stock in a private placement at a price of $0.12 per share for $5,154,333 cash.

In October 2013, the Company issued 1,503,403 shares of common stock to Dr. Bain, the Company’s chief operating officer, to settle $180,408 of debt.

In October 2013, the Company issued 937,500 shares of common stock to Brady Rodgers, the Company’s vice president, to settle $112,500 of fees due to Mr. Rodgers for services rendered.

In October 2013, the Company issued 1,620,000 shares of common stock to three employees pursuant to employment arrangements. The Company has agreed to make gross-up payments to these recipients to cover the three employees’ personal income tax obligations in connection with these grants.

In October 2013, the Company issued to Brady Rodgers, the Company’s vice president Engineering and Business Development, a ten-year option to purchase 2,000,000 shares of our common stock at an exercise price of $0.12 per share.   The options vest 50% in October 2014 and 50% in October 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (who also serves as our principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the period covered by this Annual Report. Based upon that evaluation, our principal executive officer (who also serves as our principal financial officer) concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our principal executive officer (who also serves as our principal financial officer) evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on this evaluation, our management concluded that, as of September 30, 2013, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Title
John N. Seitz Ronald A. Bain Dwight M. Moore Brady Rodgers James M. Askew	62 67 57 35 47	Chairman, Chief Executive Officer, Chief Financial Officer President, Chief Operating Officer Vice President, Secretary Vice President Engineering and Business Development Director

Mr. Seitz has served as chief executive officer, chief financial officer, and chairman of the board and director since May 31, 2013, served as a consultant to the Company from March 2013 through May 2013, and is a founder and vice chairman of the board of Endeavour International Corporation (NYSE: END), a public company listed on the NYSE and on the London Stock Exchange, which is engaged in oil and gas exploration and production in the U.K. North Sea and in the domestic U.S. market. From 2003 until 2006, Mr. Seitz served as co-chief executive officer of Endeavour. From 1977 to 2003, Mr. Seitz held positions of increasing responsibility at Anadarko Petroleum Corporation (NYSE: APC), serving most recently as a director and as president and chief executive officer.  Mr. Seitz also serves on the board of managers of Constellation Energy Partners LLC (NYSE ARCA: CEP), on the board of directors of Gulf United Energy, Inc. (OTCQB: GLFE), and the board of ION Geophysical Corporation (NYSE: IO), a leading technology focused seismic solutions company. Mr. Seitz is a Certified Professional Geological Scientist from the American Institute of Professional Geologists and a licensed professional geoscientist with the State of Texas. Mr. Seitz also serves as a trustee for the American Geological Institute Foundation. In 2000, the Houston Geological Society honored Mr. Seitz as a “Legend in Wildcatting,” and he is a member of the All American Wildcatters. Mr. Seitz holds a Bachelor of Science degree in Geology from the University of Pittsburgh, a Master of Science degree in Geology from Rensselaer Polytechnic Institute, and has completed the Advanced Management Program at the Wharton School.

Dr. Bain has served as president and chief operating officer of the Company since May 2013, served as a consultant to the Company from March 2013 through May 2013, and is the principal of ConRon Consulting, Inc., serving in a consulting capacity as corporate advisor to several domestic and international exploration and production companies. From 2004 through 2008, Dr. Bain was corporate exploration advisor and vice president of geosciences of Endeavour International Corporation. From 1983 through 2001, Dr. Bain held numerous management positions in technology and exploration, in both domestic and international exploration, at Anadarko Petroleum Corporation. Dr. Bain entered the industry in 1974 as a research geophysicist with Gulf Oil. Dr. Bain currently serves on the University of Texas Geology Foundation Advisory Council. Dr. Bain holds Bachelor of Science and PhD degrees in Physics from the University of Texas at Austin and a Master of Science degree in Physics from the University of Pittsburgh.

Mr. Moore has served as vice president and secretary of the Company since May 2013, and most recently served as vice president- corporate development for ION Geophysical Corporation (NYSE: IO) (2008-2013). From 2006-07, Mr. Moore was manager of offshore business development at Murphy Oil Corporation (NYSE: MUR). From 1987-2003, Mr. Moore held positions at Anadarko Petroleum (NYSE: APC) and from 1978-1987, at Diamond Shamrock/Maxus Energy (NYSE: YPF). Mr. Moore has served as president of the Houston Geological Society, as treasurer of the American Association of Petroleum Geologists (AAPG), and recently served as the chairman of the AAPG Investment Committee. Mr. Moore is also a licensed professional geoscientist with the State of Texas, an AAPG Certified Petroleum Geologist, and holds two bachelor degrees with Honors, in Geology and Business Administration-Finance and Economics from Southern Methodist University and its Cox School of Business.

Mr. Rodgers has provided services for us since May 2013, becoming an executive officer in October 2013. From December 2010 until joining us, he served as Head of J.P. Morgan Investment Bank’s Oil and Gas Acquisitions & Divestitures Group with global responsibilities. His experience includes both domestic and international roles, onshore and offshore. The prior 12 years were spent in technical and managerial capacities at various oil and gas companies including Venoco, Endeavour International, Inc., and Devon Energy. Mr. Rodgers is a member of the Society of Petroleum Engineers, former board member of the Denver Petroleum Club and served on the board of the Department of Energy’s URTAC (Unconventional Resourced Technical Advisory Council) by appointment of the President. Mr. Rodgers received a Bachelor of Science in Petroleum Engineering from the University of Kansas and a Masters of Science in Global Energy Management from the University of Colorado.

Mr. Askew served as the sole officer of the Company from June 2012 until May 2013 and has served as a director of the Company since June 2012. Mr. Askew has served as an independent oil and gas investor since March 2008. Prior thereto, Mr. Askew served as president of EnerGulf Resources Inc. (ENG:TSX.V, “EnerGulf”) from November 2003 through March 2008, and as a director of EnerGulf from August 2002 until March 2008. During his service at EnerGulf, Mr. Askew was involved in a variety of oil and gas exploration projects focused in Texas, South America, and Africa. Mr. Askew provides the board with leadership and management knowledge.

Board Committees and Meetings

The Company does not maintain an audit committee, compensation committee or nominating committee, and the Board performs the functions of such committees. Because the Company has two directors who own a substantial number of the voting securities of the Company, the Board has determined that it is not necessary to have a standing nominating committee or procedures for submitting shareholder nominations. Furthermore, we have not designated any member of the Board of Directors as an audit committee financial expert because we are not required to do so at this time.

The Company has no formal policy with regard to Board members' attendance at annual meetings of security holders and the Company did not hold an annual meeting during the year ended September 30, 2013.  During the fiscal year ended September 30, 2013, the Board of Directors did not hold any meetings and acted by written consent 14 times.

Compliance with Section 16(a) of the Exchange Act

Our common shares are registered under the Exchange Act and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such forms furnished to us during the fiscal year ended September 30, 2013, the following were filed, but not timely:

Name	Form Type	Number of late reports	Number of transactions reported late
John N. Seitz	4	6	6(1)
Ronald Bain	3	1	1
Ronald Bain	4	1	2(2)
Dwight M. Moore	3	1	1

(1) Each of these transactions related to working capital advances documented by convertible notes that have not been repaid or converted as of the date hereof.
(2) Each of these transactions related to working capital advances documented by convertible notes that have been repaid in full.

Code of Ethics

We have adopted a written code of ethics and whistleblower policy (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.   A copy of our Code of Ethics was previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended 2012.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Officers of the Company

The following tables contain compensation data for our named executive officers as of the fiscal years ended September 30, 2013 and 2012:

Summary Compensation Table
Name and Principal Position	Year	Salary		Bonus	Stock Awards		Stock Option Awards	All Other Compensation		Total
John N. Seitz(1)	2013	$120,000	(2)	$--	$--		$--	$--		$120,000
CEO	2012	$--		$--	$--		$--	$--		$--

Jim Askew(1)	2013	$221,573		$--	$--		$--	$100,000	(4)	$321,573
CEO	2012	$100,000		$100,000	$500,000	(3)	$--	$-		$$700,000

Ronald A. Bain	2013	$210,000	(5)	$--	--		--	--		210,000
President, COO	2012	$--		-	--		-	--		--

Dwight “Clint” M. Moore	2013	$83,333		$--	$--		$--	$--		$83,333
VP, Secretary	2012	$--		$--	$--		$--	$--		$--

Brady Rodgers	2013	$90,000	(5)	$--	--		--	--		90,000
VP	2012	$--		-	--		-	--		--

Michael Neese(6)	2013	$121,458		$--	$--		$--	$--		$121,458
Exploration Manager	2012	$--		$--	$--		$--	$--		$--
_______________
(1)	Mr. Seitz became chief executive officer on May 31, 2013 concurrent with the resignation of Mr. Askew as chief executive officer.
(2)
This amount has been accrued but not paid as of May 31, 2013, the date Mr. Seitz ceased receiving consulting compensation, and he is not currently receiving or accruing any compensation as of the date of this Annual Report.

(3)	This represents the 50 million shares of common stock valued at $0.01 per share issued to Mr. Askew.
(4)
See “-Employment and Consulting Arrangements” for a description of a severance payment in the amount of up to $100,000 to be paid to Mr. Askew.  This amount has been accrued but not paid as of September 30, 2013.

(5)	These amounts have been accrued but not paid as of September 30, 2013.
(6)	Mr. Neese is not an executive officer of the Company.

Employment and Consulting Arrangements

The Company entered into an employment agreement with Mr. Askew in June 2012 pursuant to which Mr. Askew served as chief executive officer and received an annual base salary of $300,000.  In March 2013, the Company and Mr. Askew entered into an amendment to his employment agreement pursuant to which the Company would be allowed to terminate his agreement at will.  In consideration for Mr. Askew’s agreement to enter into the amendment, the Company agreed that it will pay Mr. Askew, upon termination of his employment agreement, a severance amount of up to $100,000 as payment of Mr. Askew’s income tax liability incurred as a result of salary and other payments made to Mr. Askew during calendar year 2013.  Mr. Askew’s employment agreement was terminated on May 31, 2013.

In March 2013, we entered into one-year consulting agreements with John N. Seitz and ConRon Consulting, Inc., an affiliate of Dr. Bain.  The consulting agreement between the Company and Mr. Seitz terminated on May 31, 2013 when Mr. Seitz became chief executive officer, and it is expected that Mr. Seitz will enter into an arrangement with the Company in the near future providing equity-based compensation.  As of September 30, 2013, the Company had accrued $120,000 of consulting compensation owed to Mr. Seitz and this amount remains outstanding as of the date of this Annual Report.  Mr. Seitz is not currently receiving or accruing any compensation nor does he have any employment arrangement or agreement with the Company as of the date of this Annual Report.  The consulting agreement with ConRon Consulting, Inc. provides for monthly compensation of $30,000 and terminates in March 2014.  On November 1, 2013, the Company entered into an arrangement with Dr. Bain  (replacing the consulting agreement) that provides for an annual salary of $360,000.  As of September 30, 2013, the Company had accrued compensation of $210,000 owed to Dr. Bain pursuant to the consulting agreement with ConRon Consulting, Inc. and $60,000 of this amount remains outstanding as of the date of this Annual Report.

Mr. Moore is an employee at will and is paid an annual salary of $200,000.

Focus Oil & Gas Resources, LLC, an affiliate of Mr. Rodgers entered into a one-year consulting agreement on May 31, 2013 (was appointed an executive officer in October 2013), terminable within 30 days notice by either party, that provides for annual compensation of $270,000.  As of September 30, 2013, the Company had accrued compensation of $90,000 owed to Mr. Rodgers which, along with the October 2013 compensation (an aggregate amount of $112,500), was converted into 937,500 shares of common stock in October 2013 at $0.12 per share.  In October 2013, Mr. Rodgers was issued a ten-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.12 per share (exercisable for cash or on a cashless basis), vesting 50% in October 2014 and 50% in October 2015, provided that Mr. Rodgers continues to be employed by us on such vesting dates.

Six employees that are non-executive officers have entered into one-year employment agreements that are automatically renewable for one-year terms, unless terminated within 30 days of the expiration of the term by either party.  These employment agreements contain confidentiality provisions and two-year non-solicitation and two-year non-competition provisions extending from the termination date.  Michael Neese is one of these employees and is paid an annual salary of $265,000.  Kevin Bain, adult son of Dr. Bain, is one of these employees and as of September 30, 2013, was paid an annual salary of $126,000.  Three other of these employees were issued an aggregate of 1.62 million shares in October 2013 and the Company has agreed to make gross-up payments to the recipients of these shares to cover their personal income tax obligations in connection with such stock grant.  The aggregate annual salaries of these six employees are $1,187,000, all of which has been currently paid to date.

Compensation Policies and Practices as they Relate to the Company's Risk Management

We conducted a review of our compensation policies and procedures as they relate to an overall risk management policy. We have concluded that our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Director Compensation

During 2013 and 2012, the directors of the Company were not compensated for their services as directors.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended September 30, 2013.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at September 30, 2013.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group as of the date of this Annual Report. As of the date of this Annual Report, there were 624,223,676 shares of common stock deemed issued and outstanding.

Unless otherwise stated, beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person or group of persons, the number of shares beneficially owned by such person or group of persons is deemed to include the number of shares beneficially owned by such person or the members of such group by reason of such acquisition rights, and the total number of shares outstanding is also deemed to include such shares (but not shares subject to similar acquisition rights held by any other person or group) for purposes of that calculation. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The address for each of the beneficial owners is the Company’s address.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned
Named Executive Officers and Directors:
John N. Seitz	244,212,223(1)	36.5%
Ronald A. Bain	41,548,958	6.7%
Dwight M. Moore	10,045,555	1.6%
James M. Askew	55,000,000	8.8%
Michael Neese(2)	2,000,000	*
Brady Rodgers	1,193,606	*
All directors & executive officers as a group (5 persons)	352,000,342	52.7%
Shareholders of Greater Than 5%:
John B. Connally III	50,000,000	8.0%
__________________
* Less than one percent.
(1)  Includes 44,166,667 shares of common stock underlying the convertible demand note in the principal amount of $5.3 million.
(2)  Mr. Neese is a “named executive officer” as defined in Item 402 of Regulation S-K, but not an executive officer of the Company.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In May 2012, we entered into a consulting agreement with Mr. Askew pursuant to which Mr. Askew provided the Company’s board of directors advice relating to certain of the Company’s strategic and business development activities. In consideration for entering into the consulting agreement, Mr. Askew was issued 50 million shares of the Company’s common stock valued at $0.01 per share. In June 2012, Mr. Askew’s consulting agreement was terminated, and he was appointed as our president, chief executive officer, secretary, treasurer, and as chairman of the board of directors, pursuant to his employment agreement. Mr. Askew purchased 5 million shares of our common stock in October 2013 at a purchase price of $0.12 per share.

In May 2012, we also entered into a consulting agreement with John B. Connally III pursuant to which Mr. Connally provided the Company’s board of directors advice relating to certain of the Company’s strategic and business development activities. In consideration for entering into the consulting agreement, Mr. Connally was issued 50 million shares of the Company’s common stock valued at $0.01 per share, of which 10 million were subsequently transferred. In July 2012, Mr. Connally’s consulting agreement was amended in consideration for the significant amount of time Mr. Connally devoted to the Company. Between July 2012 and March 2013, Mr. Connally received compensation of $233,000 pursuant to this consulting agreement. In March 2013, Mr. Connally and the Company agreed to terminate the consulting agreement. In consideration for his agreement to terminate the consulting agreement, Mr. Connally was issued 10 million shares of our common stock valued at $0.01 per share.

The Company’s legal counsel, Brewer & Pritchard, P.C., and members of that firm were issued an aggregate of 14 million shares of common stock for services rendered to the Company in May 2012 and March 2013, valued at $0.01 per share.

On March 20, 2013, we entered into an assignment and assumption agreement pursuant to which we were assigned the exclusive right to license certain seismic data from a seismic company. In consideration for the assignment and other transactions contemplated by the assignment agreement, the Company issued to the assignor parties thereto an aggregate of 243,516,666 shares of the Company’s common stock, valued at $0.001 per share, of which Messrs. Seitz, Bain, Moore, Neese and Kevin Bain were issued 190,045,556 shares, 40,045,555 shares, 10,045,555 shares, 2,000,000 shares, and 630,000 shares, respectively. A sixth assignor (an employee) received 750,000 shares of common stock pursuant to this assignment.

During the fiscal year ended September 30, 2013, Mr. Seitz loaned the Company an aggregate of $6.5 million, due on demand, bearing interest at an annual rate of 5%, and convertible into Company common stock at a conversion price of $0.12 per share. On May 31, 2013, Mr. Seitz converted $1.2 million of this debt into 10 million shares of Company common stock. As of September 30, 2013, the Company owed Mr. Seitz a principal amount of $5.3 million plus accrued interest of $94,319.

Domenica Seitz (CPA), wife of John Seitz, provides certain accounting services to the Company. No payments have been made for these accounting services. The Company has also engaged a third party professional services firm to assist with accounting and internal controls and maintains the proper segregation of duties.

Brady Rodgers purchased 256,106 shares of Company common stock in October 2013 for a purchase price of $0.12 per share.

During the fiscal year ended September 30, 2013, Dr. Bain and his affiliate loaned the Company an aggregate of $200,000, due on demand, bearing interest at an annual rate of 5%, and convertible into Company common stock at a conversion price of $0.12 per share. As of September 30, 2013, the Company owed Mr. Bain and his affiliate a principal amount of $200,000 plus accrued interest of $667. In October 2013, Dr. Bain converted principal and accrued interest in the amount of $180,408.31 into 1,503,403 shares of our common stock (a conversion rate of $0.12 per share). In November 2013, the Company repaid in full the $20,000 remaining principal balance (plus accrued interest) of the convertible promissory note owed to Dr. Bain’s affiliate.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended September 30, 2013 and 2012:

Fee category	2013	2012

Audit fees	$33,558	$15,355
Audit-related fees	-	-
Tax fees	1,348	1,180
All other fees	5,100	-

Total fees	$40,006	$16,535

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit No.	Description

3.1	Certificate of Incorporation of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 23, 2012.
3.2	Bylaws of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed April 23, 2012.
4.1	Common Stock Specimen, incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K filed December 31, 2012
10.1*	Employment Agreement, by and between the Company and James M. Askew, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 25, 2012
10.2	Form of Subscription Agreement incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2012
10.3	Form of Assignment and Assumption Agreement, incorporated by reference to Exhibit 10.1 of Form 8-K filed March 26, 2013
10.4	Form of Subscription Agreement, incorporated by reference to Exhibit 10.2 of Form 8-K filed March 26, 2013
10.5	Form Amendment No. 1 to Employment Agreement by and between the Company and James M. Askew, incorporated by reference to Exhibit 10.3 of Form 8-K filed March 26, 2013
10.6*	Form of Consulting Agreement by and between the Company and John N. Seitz, incorporated by reference to Exhibit 10.4 of Form 8-K filed March 26, 2013
10.7*	Form of Consulting Agreement by and between the Company and ConRon Consulting, I, incorporated by reference to Exhibit 10.5 of Form 8-K filed March 26, 2013
10.8	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 of Form 8-K filed October 31, 2013
10.9	Form of Subscription Agreement, incorporated by reference to Exhibit 10.2 of Form 8-K filed October 31, 2013
10.10	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.3 of Form 8-K filed October 31, 2013
10.11	Form of Convertible Promissory Note, incorporated by reference to Exhibit 10.4 of Form 8-K filed October 31, 2013
10.12(1)	Form of Mr. Rodgers’ Option Agreement
10.13*(1)	Summary of Ronald A. Bain’s employment arrangement
10.14*(1)	Summary of Dwight “Clint” M. Moore’s employment arrangement
14.1	Code of Ethics incorporated by reference to Exhibit 14.1 of the Company's Form 10-k filed December 31, 2012
31.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Annual Report on Form 10-K for the year  ended September 30, 2013 formatted in Extensible Business Reporting language (XBRL); (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows and (iv) Notes to the Condensed Financial Statements (2)

*  Management contract or compensatory plan or arrangement.

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

GulfSlope Energy, Inc.

Date:	December 30, 2013	By:	/s/ John N. Seitz
John N. Seitz
Chief Executive Officer, Principal Financial Officer, and Chairman

		By:	/s/ James M. Askew
James M. Askew
Director