Form 10-Q
period 2013-12-31
GULFSLOPE ENERGY, INC.
filed 2014-02-13
CIK 1341726

U. S. Securities and Exchange Commission

Washington, D.C. 20549
______________

FORM 10-Q
______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2013

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

The number of shares outstanding of our common stock, as of February 11, 2014, was 624,224,010.

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

December 31, 2013

C O N T E N T S

Condensed Balance Sheets	4
Condensed Statements of Operations	5
Condensed Statements of Cash Flows	6
Notes to Condensed Financial Statements	7

 GulfSlope Energy, Inc.
(An Exploration Stage Company)
Condensed Balance Sheets
As of December 31, 2013 and September 30, 2013
(Unaudited)

	December 31, 2013	September 30, 2013

Assets
Current Assets
Cash	$3,344,071	$310,199
Restricted Cash	2,500,506	2,500,317
Prepaid Expenses	348,711	5,514
Total Current Assets	6,193,288	2,816,030
Property, Plant, and Equipment (net)	78,434	70,188
Other Non-Current Assets	18,760	18,760
Total Assets	$6,290,482	$2,904,978
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$274,379	$156,439
Related Party Payable	366,480	490,101
Accrued Expenses and Other Payables	3,003,065	3,093,065
Accrued Interest	162,042	94,986
Note Payable	94,273	-
Loan from Related-Party	5,300,000	5,500,000
Total Current Liabilities	9,200,239	9,334,591
Accrued Expenses and Other Payables, Net of Current Portion	3,003,065	3,003,065
Total Liabilities	$12,203,304	$12,337,656
Stockholders' Deficit
Preferred Stock; par value ($0.001);	-	-
Authorized 50,000,000 shares
none issued or outstanding
Common Stock; par value ($0.001);	624,223	577,210
Authorized 750,000,000 shares; 624,223,676 and
577,210,000 issued and outstanding, respectively
Additional Paid-in-Capital	14,761,617	9,139,917
Deficit accumulated during the exploration stage	(21,298,662)	(19,149,805)
Total Stockholders' Deficit	(5,912,822)	(9,432,678)
Total Liabilities and Stockholders' Deficit	$6,290,482	$2,904,978

 See accompanying notes to condensed financial statements.

 GulfSlope Energy, Inc.
(An Exploration Stage Company)
Condensed Statements of Operations
For the Three Months Ended December 31, 2013 and 2012, and
For the Period from Inception through December 31, 2013
(Unaudited)

	For the three months ended	For the three months ended	Since Inception (12/12/03) through
	December 31, 2013	December 31, 2012	December 31, 2013
Revenues	$-	$-	$9,694
Revenues from Related Parties	-	-	2,346
Total Revenue	-	-	12,040
Cost of Sales	-	-	8,394
Cost of Sales to Related Parties	-	-	2,101
Total Cost of Sales	-	-	10,495
Gross Profit	-	-	1,545
Impairment of Oil and Natural Gas Properties	1,676,548	-	16,797,122
General & Administrative Expenses	404,253	396,376	4,324,045
Net Loss from Operations	(2,080,801)	(396,376)	(21,119,622)
Other Income/(Expenses):
Interest Income	1,300	-	1,616
Interest Expense	(69,356)	-	(179,856)
Net Loss Before Income Taxes	(2,148,857)	(396,376)	(21,297,862)
Provision for Income Taxes	-	-	(800)
Net Loss	(2,148,857)	(396,376)	(21,298,662)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	609,025,787	235,150,000

See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc.
 (An Exploration Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended December 31, 2013 and 2012, and
For the Period from Inception through December 31, 2013
(Unaudited)

	For the three months ended December 31, 2013	For the three months ended December 31, 2012	Since Inception (12/10/03) Through December 31, 2013
OPERATING ACTIVITIES
Net Loss	$(2,148,857)	$(396,376)	$(21,298,662)
Adjustments to reconcile net income/loss to net cash
From Operating Activities:
Impairment of Oil and Natural Gas Properties	1,676,548	-	16,797,122
Depreciation	6,558	-	22,681
Stock Issued for Services	221,472	-	1,731,472
Changes in Operating Assets and Liabilities
Prepaid Expenses	(228,449)	128,818	(233,963)
Other Assets	-	-	(18,760)
Accounts Payable	19,130	2,976	66,111
Related Party Payable	(123,621)	(31,183)	241,003
Accrued Interest	67,464	-	162,450
Accrued Liabilities	22,500	-	67,500
Net Cash From Operating Activities	(487,255)	(295,765)	(2,463,046)

INVESTING ACTIVITIES
Exploration Costs	(1,577,738)	-	(7,966,057)
Purchase of Equipment	(14,804)	-	(99,615)
Net Cash From Investing Activities	(1,592,542)	-	(8,065,672)

FINANCING ACTIVITIES
Restricted Cash	(189)	-	(2,500,506)
Proceeds from Stock Issuance	5,154,333	-	9,713,770
Proceeds from Related Party Loans	-	-	6,741,769
Payments on Note Payable	(20,475)	-	(20,475)
Payments on Related Party Loans	(20,000)	-	(61,769)
Net Cash From Financing Activities	5,113,669	-	13,872,789

Net Increase/(Decrease) in cash	3,033,872	(295,765)	3,344,071
Beginning Cash Balance	310,199	423,009	-
Ending Cash Balance	$3,344,071	$127,244	$3,344,071

Supplemental Schedule of Cash Flow Activities
Cash Paid for Income Taxes	$-	$-	$925
Cash Paid for Interest	$912	$-	$12,268
Related Party Debt Forgiveness	$-	$-	$11,023
Stock Issued for Prepaid Expenses	$-	$-	$550,000
Property Contributed by Shareholder	$-	$-	$1,500
Non-Cash Financing and Investing Activities
Stock Issued on Settlement of Related Party Note	$180,000	$-	$1,380,000
Prepaid Asset Financed by Note Payable	$114,748	$-	$114,748
Settlement of Accrued Expenses through Stock Issuance	$112,500	$-	$112,500

 See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
December 31, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company,” “GulfSlope,” “our” and words of similar import), a Delaware corporation, is an independent energy company intent upon engaging in the acquisition, exploration, exploitation, development and production of crude oil and natural gas properties.  To this end, the Company entered the exploration stage on March 22, 2013 when it executed a master license agreement with a geophysical company to license certain seismic data for the purposes of engaging in the exploration of oil and natural gas.

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

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2013, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

Liquidity/Going Concern

We have incurred accumulated losses for the period from inception to December 31, 2013 of $21,298,662.  Further losses are anticipated in developing our business.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  As of December 31, 2013, we had $3,344,071 of unrestricted cash on hand excluding $2,500,506 of restricted cash in an escrow account earmarked for a future payment associated with the acquisition of seismic data.   The Company estimates that it will need to raise a minimum of $15 million to fund operations through December 31, 2014, and likely significantly more capital to meet its obligations during the subsequent 12 months. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. Further, capitalized G&G costs that are directly associated with unevaluated properties not yet owned by the Company are included in the depletion base.  As of December 31, 2013, the Company had no proved reserves, nor any unevaluated properties.    As a result, the geological and geophysical costs are included in the amortization base as incurred and, per Rule 4-10, are subject to the ceiling limitation test, resulting in immediate impairment.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

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

In March 2013, the Company licensed certain seismic data from this geophysical company.  The seismic data license fee totaled $6,135,500.

In March 2013, the Company licensed certain seismic data from a second seismic company pursuant to another ordinary business course agreement.  The seismic data purchase totaled $4,012,260.

During May 2013, the Company incurred $90,000 in costs to participate in a geophysical research program with a public institution.

During May through September 2013, the Company incurred $1,674,376 in costs associated with technological infrastructure and third party hosting services to maintain the aforementioned seismic data.

During May through September 2013, the Company incurred $773,271 in consulting fees, salaries and benefits associated with full-time employed geoscientists analyzing the aforementioned seismic data.

During October through December 2013, the Company incurred $808,613 in consulting fees, salaries and benefits associated with consultants and full-time geoscientists, $787,935 associated with technological infrastructure and third party hosting services and seismic data, and $80,000 for an independent reserve study.

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

During April through September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current chief executive officer.   The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, John Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock, which shares were issued in July 2013.   As of December 31, 2013, there was a total of $162,042 accrued interest associated with these loans and the Company has recorded $94,319 in interest expense for the year ended September 30, 2013 and $67,723 in interest expense for the quarter ended December 31, 2013.

During September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $200,000 from Dr. Ronald Bain, its current president and chief operating officer, and his affiliate ConRon.  The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors).  As of September 30, 2013, there was a total of $667 accrued interest associated with these loans and the Company has recorded interest expense for the same amount. In October 2013, Dr. Bain converted principal and accrued interest in the amount of $180,408 into 1,503,403 shares of common stock (a conversion rate of $0.12 per share).  In November 2013, the Company repaid in full the $20,000 remaining principal balance (plus accrued interest) of the convertible promissory note.

In October 2013, the Company issued 937,500 shares of common stock to Brady Rodgers, the Company’s vice president, to settle $112,500 of fees due to Mr. Rodgers for services rendered.

In October 2013, the Company issued to Brady Rodgers, the Company’s vice president Engineering and Business Development, a ten-year option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share.  A fair value of $177,298 was computed using the Black-Scholes option-pricing model, of which $25,632 has been expensed during the three months ended December 31, 2013.  The options vest 50% in October 2014 and 50% in October 2015.

As of December 31, 2013, executive officers paid $56,480 to trade vendors on behalf of the Company in the ordinary course of business.

NOTE 5 – COMMON STOCK/PAID IN CAPITAL

Effective April 2012, the Company completed a reincorporation in the State of Delaware from the State of Utah.  The current number of authorized shares of common stock is 750,000,000 and the number of authorized shares of preferred stock is 50,000,000.

During February and March 2013, the Company sold 47,000,000 shares of common stock for cash proceeds of $470,000.

During April 2013, the Company issued a total of 6,000,000 shares of common stock to two third parties for services rendered.  The shares were valued at $60,000.

During April 2013, the Company issued 10,000,000 shares of common stock to John B. Connally III as consideration for termination of a consulting agreement.  The shares were valued at $100,000.

During April 2013, the Company issued 243,516,666 shares of common stock to third parties in connection with the Assignment Agreement (see Note 3 above).  The shares were valued at $2,435,167.

During April 2013, the Company sold 16,666,667 shares of common stock for $2,000,000 cash or $0.12 per share. The shares were subsequently issued in July 2013.

During May 2013, the Company was obligated to issue 10,000,000 shares of common stock to its chief executive officer to settle $1,200,000 in debt (see Note 4 above).  The shares were subsequently issued in July 2013.

During June 2013, the Company sold 833,333 shares of common stock for $100,000 cash or $0.12 per share. The shares were subsequently issued in July 2013.

During August and September 2013, the Company sold a total of 8,043,334 shares of common stock for $965,200 cash at $0.12 per share.

During October 2013, the Company sold 42,952,773 shares of common stock in a private placement at a price of $0.12 per share for $5,154,333 cash.

In October 2013, the Company issued 1,503,403 shares of common stock to Dr. Bain, the Company’s chief operating officer, for the conversion of $180,408 of convertible debt and accrued interest (see Note 4, above).

In October 2013, the Company issued 937,500 shares of common stock to Brady Rodgers, the Company’s vice president, to settle $112,500 of fees due to Mr. Rodgers for services rendered.

In October 2013, the Company issued 1,620,000 shares of common stock, with a fair value of $194,400, to three employees pursuant to employment arrangements. The Company also made gross-up payments to cover the three employees’ personal income tax obligations in connection with these grants.

In October 2013, the Company issued to Brady Rodgers, the Company’s vice president Engineering and Business Development, a ten-year option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share.  A fair value of $177,298 was computed using the Black-Scholes option-pricing model, of which $12,816 has been capitalized to exploration costs and subsequently impaired, and $12,816 has been recorded as general & administrative expense during the three months ended December 31, 2013.  The options vest 50% in October 2014 and 50% in October 2015.

NOTE 6– STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $25,632 and $0 in stock-based compensation expense during the three months ended December 31, 2013 and 2012, respectively.  These expenses were recorded as exploration costs and as general and administrative expenses in the condensed consolidated statements of operations.

The following table summarizes the Company’s stock option activity during the three-month period ended December 31, 2013.

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	-	-
Granted	2,000,000	$0.12
Exercised	-	-
Cancelled	-	-
Outstanding at end of period	2,000,000	$0.12

Exercisable at end of period	-	-

The Black-Scholes option-pricing model is used to estimate the fair value of options granted. The fair values of stock options granted for the three months ended December 31, 2013 were based on the following assumptions at the date of grant as follows:

Expected dividend yield	-%
Expected stock price volatility	91.42%
Risk-free interest rate	1.53%
Expected life of options	5.75 years
Grant date fair value	0.09

The Company used a variety of comparable and peer companies to determine the expected volatility. The Company has no historical data regarding the expected life of the options and therefore used the simplified method of calculating the expected life. The risk free rate was calculated using the U.S. Treasury constant maturity rates similar to the expected life of the options, as published by the Federal Reserve. The Company has no plans to declare any future dividends.

As of December 31, 2013 there was $151,666 of unrecognized stock-based compensation cost related to the stock option grant that is expected to be expensed over a period of two years.  There was $0 of intrinsic value for options outstanding as of December 31, 2013.

NOTE 7– COMMITMENTS AND CONTINGENCIES

In March 2013, the Company licensed certain seismic data pursuant to two agreements.  With respect to the first agreement, as of December 31, 2013, the Company has paid $2,135,500 in cash, and has provided an additional $2,500,000 in an escrow account, which will be released to the vendor at a later date.   This amount has been recorded as restricted cash as of December 31, 2013.   The Company is obligated to provide the remaining $1,500,000 in an escrow account upon the delivery of certain additional seismic data by the vendor to the Company, which is expected to occur during the first calendar quarter of 2014.  With respect to the second agreement, as of December 31, 2013, the Company has paid $2,006,130 in cash and is obligated to pay $1,003,065 during April 2014 and $1,003,065 during April 2015.

In July 2013, the Company entered into a two-year office lease agreement.  The agreement calls for monthly payments of approximately $20,200 for the first twelve months and $20,500 for the second twelve months.  In addition, the Company paid a $18,760 security deposit in July 2013.

In August 2013, the Company entered into a one-year consulting agreement with a third party.   The agreement calls for monthly retainer payments of $11,000 per month for the first four months (a total of $44,000).  As of December 31, 2013, the Company has paid 3 payments for a total of $33,000.  After the fourth payment, the consultant will be compensated on a time and materials basis.

In October 2013, the Company purchased an insurance policy and financed the premium by executing a note payable in the amount of $114,748. The balance of the note payable at December 31, 2013 is $94,273.

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

Plan of Operations

Prior to March 2013, we had not been engaged in any substantive business activity since 2006.  On March 20, 2013, we entered into an assignment and assumption agreement (the “Assignment Agreement”) pursuant to which we were assigned the exclusive right to license certain seismic data from a geophysical company.  In consideration for the assignment and other transactions contemplated by the Assignment Agreement, the Company issued to the assignor parties thereto an aggregate of 243,516,666 shares of the Company’s common stock, valued at $0.01 per share.  We executed a master license agreement with the geophysical company on March 22, 2013.  In March 2013, we entered into a second ordinary course license agreement with a different geophysical company, and we expect to enter into additional ordinary course license agreements with seismic companies to acquire and reprocess additional seismic data.

By the end of the second fiscal quarter, the Company expects to have invested 13,000 technical person hours in the proprietary interpretation of the above seismic data and the associated high end reprocessing of this data. The result of this proprietary interpretation has been the identification of multiple prospects that we believe may have substantial potential hydrocarbon deposits.  Our primary objective is to acquire as many of these prospects as possible during 2014, through leasing or partnering transactions.  Throughout this Report we refer to these targeted prospects as our “portfolio.”  Upon lease acquisition of, or acquisition of drilling rights in, our targeted prospects, we intend to cause multiple exploration wells to be drilled in our portfolio.  We anticipate lowering our capital exposure to exploration drilling activities by seeking to enter into a series of partnerships whereby partners will pay some or all of our portion of exploration drilling costs.  In return, we plan to deliver our seismic interpretation justifying the exploration drilling and the ownership of the leases. Drilling is expected to commence in 2015.

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

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. Further, capitalized G&G costs that are directly associated with unevaluated properties not yet owned by the Company are included in the depletion base.  As of December 31, 2013, the Company had no proved reserves, nor any unevaluated properties.    As a result, the geological and geophysical costs are included in the amortization base as incurred and, per Rule 4-10, are subject to a ceiling limitation test, resulting in immediate impairment.

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

In accordance with one of our seismic data licensing agreements, certain funds have been placed in an escrow account for the purpose of making a future installment payment and are restricted from use in our operations.  Those funds have been classified as restricted cash and the restricted cash at December 31, 2013 was approximately $2.5 million.

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

Results of Operations for the Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

We recorded no revenue during the three months ended December 31, 2013 and 2012. General and administrative expenses were approximately $0.4 million for the three months ended December 31, 2013, compared to approximately $0.4 million for the three months ended December 31, 2012.  Geological and geophysical costs were approximately $1.7 million for the three months ended December 31, 2013 as the Company continued its exploration activities launched in March 2013. There were no geological and geophysical costs for the three months ended December 31, 2012.

Liquidity and Capital Requirements

As of December 31, 2013, we had $3,344,071 of cash on hand, excluding $2,500,506 of restricted cash in an escrow account earmarked for a future payment associated with seismic data.  From October 1, 2013 through December 31, 2013, we sold 42,952,774 shares of common stock for gross proceeds of approximately $5.2 million. Under our current business plan, we will require a minimum of approximately $15 million to fund operations through December 31, 2014.  Future equity financings may be dilutive to our stockholders, and the terms of future equity financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best efforts private equity financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. There is no assurance that we can raise up to $15 million during 2014, or raise additional capital thereafter. Failure to raise estimated required capital, on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

We have incurred losses from inception to December 31, 2013 of $21,298,662.  Further losses are anticipated in developing our business.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  As of December 31, 2013, we had $3,344,071 of cash on hand, excluding $2,500,506 restricted cash in an escrow account earmarked for a future payment associated with seismic data.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company estimates that it will need to raise a minimum of $15 million to fund operations through December 31, 2014 and likely significantly more capital to meet its obligations during the subsequent 12 months. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended December 31, 2013 the Company used approximately $0.5 million of net cash in operating activities, compared with $0.3 million of net cash used in operating activities for the three months ended December 31, 2012. This differential is primarily due to the approximately $1.7 million higher net loss partially offset by $1.6 million of geological and geophysical costs recorded as an impairment of oil and natural gas properties. For the three months ended December 31, 2013 we used approximately $1.6 million of cash in investing activities compared with no net cash from investing activities for the three months ended December 31, 2012, primarily due to exploration costs incurred for the three months ended December 31, 2013.  For the three months ended December 31, 2013 we had approximately $5.1 million of net cash from financing activities, compared with no net cash from financing activities for the three months ended December 31, 2012. This differential is due primarily to proceeds from the sale of common stock.

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

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our management concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered securities that occurred during the first quarter have been previously reported.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

3.1	Certificate of Incorporation of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 23, 2012.
3.2	Bylaws of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed April 23, 2012.
4.1	Common Stock Specimen, incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K filed December 31, 2012
10.1	Employment Agreement, by and between the Company and James M. Askew, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 25, 2012
10.2	Form of Subscription Agreement incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2012
10.3	Form of Assignment and Assumption Agreement, incorporated by reference to Exhibit 10.1 of Form 8-K filed March 26, 2013
10.4	Form of Subscription Agreement, incorporated by reference to Exhibit 10.2 of Form 8-K filed March 26, 2013
10.5	Form Amendment No. 1 to Employment Agreement by and between the Company and James M. Askew, incorporated by reference to Exhibit 10.3 of Form 8-K filed March 26, 2013
10.6	Form of Consulting Agreement by and between the Company and John N. Seitz, incorporated by reference to Exhibit 10.4 of Form 8-K filed March 26, 2013
10.7	Form of Consulting Agreement by and between the Company and ConRon Consulting, I, incorporated by reference to Exhibit 10.5 of Form 8-K filed March 26, 2013
10.8	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 of Form 8-K filed October 31, 2013
10.9	Form of Subscription Agreement, incorporated by reference to Exhibit 10.2 of Form 8-K filed October 31, 2013
10.10	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.3 of Form 8-K filed October 31, 2013
10.11	Form of Convertible Promissory Note, incorporated by reference to Exhibit 10.4 of Form 8-K filed October 31, 2013
10.12	Form of Mr. Rodgers’ Option Agreement, incorporated by reference to Exhibit 10.12 of Form 10-K filed December 30, 2013
10.13	Summary of Ronald A. Bain’s employment arrangement, incorporated by reference to Exhibit 10.13 of Form 10-K filed December 30, 2013
10.14	Summary of Dwight “Clint” M. Moore’s employment arrangement, incorporated by reference to Exhibit 10.14 of Form 10-K filed December 30, 2013
31.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in Extensible Business Reporting language (XBRL); (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows and (iv) Notes to the Condensed Financial Statements (2)

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

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	02/13/2014	By:	/s/John N. Seitz
John N. Seitz, Chief Executive Officer, Principal Financial Officer, President and Chairman