Form 10-Q
period 2014-03-31
GULFSLOPE ENERGY, INC.
filed 2014-05-15
CIK 1341726

U. S. Securities and Exchange Commission

Washington, D.C. 20549
______________

FORM 10-Q
______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2014

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

The number of shares outstanding of our common stock, as of May 12, 2014, was 625,724,010.

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

March 31, 2014

C O N T E N T S

Condensed Balance Sheets	4
Condensed Statements of Operations	5
Condensed Statements of Cash Flows	6
Notes to Condensed Financial Statements	7

 GulfSlope Energy, Inc.
(An Exploration Stage Company)
Condensed Balance Sheets
As of March 31, 2014 and September 30, 2013
(Unaudited)

	March 31, 2014	September 30, 2013

Assets
Current Assets
Cash	$6,701,699	$310,199
Restricted Cash	2,500,690	2,500,317
Prepaid Expenses	77,362	5,514
Total Current Assets	9,279,751	2,816,030
Property, Plant, and Equipment (net)	81,817	70,188
Other Non-Current Assets	1,737,489	18,760
Total Assets	$11,099,057	$2,904,978
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$428,129	$156,439
Related Party Payable	396,230	490,101
Accrued Expenses and Other Payables	5,003,065	3,093,065
Accrued Interest	228,292	94,986
Payable on Farm-Out Agreement	6,500,000	-
Note Payable	63,239	-
Loan from Related-Party	5,300,000	5,500,000
Total Current Liabilities	17,918,955	9,334,591
Accrued Expenses and Other Payables, Net of Current Portion	1,003,065	3,003,065
Total Liabilities	$18,922,020	$12,337,656
Stockholders' Deficit
Preferred Stock; par value ($0.001);	-	-
Authorized 50,000,000 shares
none issued or outstanding
Common Stock; par value ($0.001);	624,224	577,210
Authorized 750,000,000 shares; 624,224,010 and
577,210,000 issued and outstanding, respectively
Additional Paid-in-Capital	14,792,708	9,139,917
Deficit accumulated during the exploration stage	(23,239,895)	(19,149,805)
Total Stockholders' Deficit	(7,822,963)	(9,432,678)
Total Liabilities and Stockholders' Deficit	$11,099,057	$2,904,978

 See accompanying notes to condensed financial statements.

 GulfSlope Energy, Inc.
(An Exploration Stage Company)
Condensed Statements of Operations
For the Three and Six Months Ended March 31, 2014 and 2013, and
For the Period from Inception through March 31, 2014
(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended	Since Inception (12/12/03) through
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014
Revenues	$-	$-	$-	$-	$9,694
Revenues from Related Parties	-	-	-	-	2,346
Total Revenue	-	-	-	-	12,040
Cost of Sales	-	-	-	-	8,394
Cost of Sales to Related Parties	-	-	-	-	2,101
Total Cost of Sales	-	-	-	-	10,495
Gross Profit	-	-	-	-	1,545
Impairment of Oil and Natural Gas Properties	1,049,555	-	2,726,103	-	17,846,677
General & Administrative Expenses	825,551	1,123,809	1,229,804	1,520,185	5,149,596
Net Loss from Operations	(1,875,106)	(1,123,809)	(3,955,907)	(1,520,185)	(22,994,728)
Other Income/(Expenses):
Interest Income	1,188	-	2,488	-	2,804
Interest Expense	(67,315)	-	(136,671)	-	(247,171)
Net Loss Before Income Taxes	(1,941,233)	(1,123,809)	(4,090,090)	(1,520,185)	(23,239,095)
Provision for Income Taxes	-	-	-	-	(800)
Net Loss	(1,941,233)	(1,123,809)	(4,090,090)	(1,520,185)	(23,239,895)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	(0.01)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	624,223,873	235,150,000	616,541,324	235,150,000

See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc.
 (An Exploration Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended March 31, 2014 and 2013, and
For the Period from Inception through March 31, 2014
(Unaudited)

	For the six months ended March 31, 2014	For the six months ended March 31, 2013	Since Inception (12/10/03) Through March 31, 2014
OPERATING ACTIVITIES
Net Loss	$(4,090,090)	$(1,520,185)	$(23,239,895)
Adjustments to reconcile net loss to net cash
From Operating Activities:
Impairment of Oil and Natural Gas Properties	2,726,103	-	17,846,677
Depreciation	14,130	-	30,253
Stock Issued for Services	252,524	-	1,762,524
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Prepaid Expenses	42,900	317,984	37,386
(Increase)/Decrease in Other Assets	-	-	(18,760)
Increase/(Decrease) in Accounts Payable	100,240	16,243	147,221
Increase/(Decrease) in Related Party Payable	(93,871)	(31,183)	270,753
Increase/(Decrease) in Accrued Interest	133,714	-	228,700
Increase/(Decrease) in Accrued Liabilities	22,500	336,531	67,500
Net Cash From Operating Activities	(891,850)	(880,610)	(2,867,641)

INVESTING ACTIVITIES
Lease Collateral and Deposits	(1,718,729)	-	(1,718,729)
Proceeds From Sale of Working Interests	6,500,000	-	6,500,000
Exploration Costs	(2,554,652)	-	(8,942,971)
Purchase of Equipment	(25,759)	-	(110,570)
Net Cash From Investing Activities	2,200,860	-	(4,272,270)

FINANCING ACTIVITIES
Restricted Cash	(373)	-	(2,500,690)
Proceeds from Stock Issuance	5,154,372	470,000	9,713,809
Proceeds from Related Party Loans	-	-	6,741,769
Payments on Note Payable	(51,509)	-	(51,509)
Payments on Related Party Loans	(20,000)	-	(61,769)
Net Cash From Financing Activities	5,082,490	470,000	13,841,610

Net Increase/(Decrease) in cash	6,391,500	(410,610)	6,701,699
Beginning Cash Balance	310,199	423,009	-
Ending Cash Balance	$6,701,699	$12,399	$6,701,699

Supplemental Schedule of Cash Flow Activities
Cash Paid for Income Taxes	$-	$-	$925
Cash Paid for Interest	$1,959	$-	$13,315
Related Party Debt Forgiveness	$-	$-	$11,023
Stock Issued for Prepaid Expenses	$-	$-	$550,000
Property Contributed by Shareholder	$-	$-	$1,500
Non-Cash Financing and Investing Activities
Stock Issued on Conversion of Related Party Note	$180,000	$-	$1,380,000
Prepaid Asset Financed by Note Payable	$114,748	$-	$114,748
Settlement of Accrued Expenses through Stock Issuance	$112,500	$-	$112,500

See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
March 31, 2014
(Unaudited)

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

Liquidity/Going Concern

We have incurred accumulated losses for the period from inception to March 31, 2014 of $23,239,895.  Further losses are anticipated in developing our business.   As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  As of March 31, 2014, we had $6,701,699 of unrestricted cash on hand excluding $2,500,690 of restricted cash in an escrow account earmarked for a future payment associated with the acquisition of seismic data.   The Company estimates that it will need to raise a minimum of $6.6 million to fund operations through March 31, 2015, and likely significantly more capital to meet its obligations during the subsequent 12 months. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. Further, capitalized G&G costs that are directly associated with unevaluated properties not yet owned by the Company are included in the depletion base.  As of March 31, 2014, the Company had no proved reserves, nor any unevaluated properties.  As a result, the geological and geophysical costs are included in the amortization base as incurred and, per Rule 4-10, are subject to the ceiling limitation test, resulting in immediate impairment.

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

Net Loss Per Share

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

As the Company has incurred losses for the six months ended March 31, 2014 and 2013, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations.  As of March 31, 2014 and 2013, there were 49,569,097 and 0 potentially dilutive shares.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 3 – EXPLORATION COSTS

On March 21, 2013, the Company entered into an assignment and assumption agreement (the “Assignment Agreement”) in which the Company was assigned the exclusive right to license certain seismic data from TGS-NOPEC Geophysical Company (“TGS”).  In connection with the acquisition of the Assignment Agreement, the Company issued 243,516,666 shares of common stock, of which 190,045,556 of the shares were issued to John Seitz, 40,045,555 shares were issued to Ronald A. Bain, and 10,045,555 shares were issued to Dwight "Clint" M. Moore.  As a result, both Mr. Seitz and Dr. Bain became holders in excess of 5% of our outstanding shares of common stock.   The common stock was valued at $2,435,167 and the shares were subsequently issued in April 2013. These expenses were included in accrued expenses as of March 31, 2013.   On March 22, 2013, pursuant to the Assignment Agreement, the Company executed a master license agreement with TGS.  None of the assignors of the Assignment Agreement were officers or directors of the Company prior to or at the time of the acquisition of the master license agreement.  At no time have any of our officers or directors (including the assignors) been an officer, director or 5% or more shareholder of TGS.

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

During January through March 2014, the Company incurred $618,173 in consulting fees, salaries and benefits associated with consultants and full-time geoscientists, and $431,382 associated with technological infrastructure and third party hosting services and seismic data.

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

During April through September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current chief executive officer.   The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, John Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock, which shares were issued in July 2013.   As of March 31, 2014, there was a total of $228,292 accrued interest associated with these loans and the Company has recorded $94,319 in interest expense for the year ended September 30, 2013 and $67,723 and $133,972 in interest expense for the three and six months ended March 31, 2014.

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

In October 2013, the Company issued to Brady Rodgers, the Company’s vice president Engineering and Business Development, a ten-year option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share.  A fair value of $177,298 was computed using the Black-Scholes option-pricing model, of which $25,632 has been expensed during the three months ended December 31, 2013, and $31,052 and $56,684 for the three and six months ended March 31, 2014.  The options vest 50% in October 2014 and 50% in October 2015.

As of March 31, 2014, executive officers paid $56,480 to trade vendors on behalf of the Company in the ordinary course of business.

Domenica Seitz, CPA, has provided accounting consulting services to the Company. During the fiscal year ended September 30, 2013, the amount of services rendered was nominal and was donated. During the six month period ended March 31, 2014, the level of services provided increased and was valued at $29,750 based on market-competitive salaries, time devoted and professional rates. The Company has accrued this amount, and it has been reflected in the March 31, 2014 condensed financial statements. The Company has also engaged a third party professional services firm to assist with accounting and internal controls.

James M. Askew is the sole officer, director and greater than 10% shareholder of Texas South Energy, Inc. (“Texas South”), the entity with which the Company entered into the March 2014 farm-out letter agreement pursuant to which the Company agreed to sell certain working interests in potential prospects.

Mr. Seitz has not received a salary since May 31, 2013, the date he commenced serving as our chief executive officer and accordingly, no amount has been accrued on our financial statements. Prior to serving as an executive officer, Mr. Seitz served as a Company consultant and the Company has accrued $120,000 of consulting compensation owed to Mr. Seitz.  As Mr. Seitz beneficially owns 246,114,653 shares of the Company’s common stock (including shares issuable upon conversion of the principal amount of convertible notes held by Mr. Seitz), the Company recognizes that his level of stock ownership significantly aligns his interests with shareholders’ interests. From time to time, the compensation committee may consider compensation arrangements for Mr. Seitz given his continuing contributions and leadership.

In connection with the Company’s 2013 private placement of common stock at a purchase price of $0.12 per share, Mr. Rodgers purchased 256,106 shares of common stock, Paul Morris, a director, purchased 1,666,667 shares of common stock, and Richard Langdon, a director, purchased 416,667 shares of common stock.

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

In October 2013, the Company issued to Brady Rodgers, the Company’s vice president Engineering and Business Development, a ten-year option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share.  A fair value of $177,298 was computed using the Black-Scholes option-pricing model, of which $31,052 and $56,684 has been expensed during the three and six months ended December 31, 2013.  The options vest 50% in October 2014 and 50% in October 2015.

In March 2014, the Company awarded 500,000 shares of restricted stock with a fair value of $60,000, as an inducement to a new employee, of which one-half vests in April 2015 and the remaining half vests in April 2016.

In March 2014, the Company issued an aggregate of 1,000,000 shares of restricted stock to two non-employee directors, with a fair value of $120,000.  The restricted stock is subject to vesting pursuant to which one-half will vest on March 27, 2015 and the remaining one-half will vest on March 27, 2016.

NOTE 6– STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $31,052 and $56,684 in stock-based compensation expense during the three and six months ended March 31, 2014, and $0 during the three and six months ended March 31, 2013.  These expenses were recorded as exploration costs and as general and administrative expenses in the condensed statements of operations.

The following table summarizes the Company’s stock option activity during the six-month period ended March 31, 2014.

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	-	-
Granted	2,000,000	$0.12
Exercised	-	-
Cancelled	-	-
Outstanding at end of period	2,000,000	$0.12

Exercisable at end of period	-	-

The Black-Scholes option-pricing model is used to estimate the fair value of options granted. The weighted-average fair values of stock options granted for the six months ended March 31, 2014 were based on the following assumptions at the date of grant as follows:

Expected dividend yield	0%
Expected stock price volatility	91.42%
Risk-free interest rate	1.53%
Expected life of options	5.75 years
Weighted-average grant date fair value	$0.09

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

As of March 31, 2014 there was $119,175 of unrecognized stock-based compensation cost related to the stock option grant that is expected to be expensed over a period of 1.75 years.  There was $0 of intrinsic value for options outstanding as of March 31, 2014.

NOTE 7– COMMITMENTS AND CONTINGENCIES

In March 2013, the Company licensed certain seismic data pursuant to two agreements.  With respect to the first agreement, as of March 31, 2014, the Company has paid $2,135,500 in cash, and has provided an additional $2,500,000 in an escrow account, which will be released to the vendor at a later date.   This amount has been recorded as restricted cash as of March 31, 2014.   The Company is obligated to provide the remaining $1,500,000 in an escrow account upon the delivery of certain additional seismic data by the vendor to the Company, which is expected to occur during the second calendar quarter of 2014.  With respect to the second agreement, as of March 31, 2014, the Company has paid $2,006,130 in cash and is obligated to pay $1,003,065 during April 2014 and $1,003,065 during April 2015.

In July 2013, the Company entered into a two-year office lease agreement.  The agreement calls for monthly payments of approximately $20,200 for the first twelve months and $20,500 for the second twelve months.  In addition, the Company paid a $18,760 security deposit in July 2013.

In October 2013, the Company purchased an insurance policy and financed the premium by executing a note payable in the amount of $114,748. The balance of the note payable at March 31, 2014 is $63,239.

In March 2014, the Company entered into a farm out letter agreement with Texas South Energy relating to five prospects located within 23 blocks we bid on at the Central Gulf of Mexico Lease Sale 231.  Of the blocks containing the 5 prospects, the Company was the high bidder on blocks for 4 of the prospects.  Under the terms of the farm-out letter agreement, Texas South will acquire up to a 20% working interest in these prospects for up to $10 million, of which $6.5 million has been paid as of March 31, 2014.  Per the terms of the agreement, the Company has extended the payment of the remaining $3.5 million to coincide with the Company's payment obligations to BOEM for the leases.  Texas South has also agreed to pay its proportionate share of the net rental costs related to these prospects.  The Company is obligated to refund all or a portion of the $10 million if it is unsuccessful in delivering the prospects (or as substituted as mutually agreed upon by the parties to include similar or greater prospectivity).  The Company will be the operator of record and has the right to negotiate all future joint operating agreements related to the potential leases, including these prospects.

NOTE 8 – SUBSEQUENT EVENTS

Effective May 8, 2014, the Company executed lease agreements for each of Eugene Island South Addition Block 371 and Ship Shoal South Addition Block 335 and paid the Bureau of Ocean Energy Management (“BOEM”) $159,441 for each lease, representing the balance of the bonus and first year rental payments.  Effective May 12, 2014, the Company executed a lease agreement for Grand Isle South Addition Block 103 and paid the BOEM $682,046 for the lease, representing the balance of the bonus and first year rental payments.  The BOEM process for awarding leases from the Central Gulf of Mexico Lease Sale 231 is underway.

In April 2014, $2,500,000 of the amount in the escrow account was paid out to the seismic company in accordance with a revised escrow agreement.

In April 2014, the Company paid $1,003,065 to another seismic company in accordance with the 2013 agreement.

In May 2014, the Company entered into an agreement with a seismic data reprocessing company to purchase a contract amount of $3 million of reprocessing services during the subsequent 12 month period.  As payment for the contract amount, the Company will pay $1.5 million in cash and will issue 2 million shares of the Company's common stock.

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

The Company has invested significant technical person hours in the proprietary interpretation of the above seismic data and the associated high end reprocessing of this data. The result of this proprietary interpretation has been the identification of multiple prospects that we believe may have substantial potential hydrocarbon deposits.  Our primary objective is to acquire as many of these prospects as possible during 2014.  Throughout this Report we refer to these targeted prospects as our “portfolio.”  Upon lease acquisition of our targeted prospects, we intend to cause multiple exploration wells to be drilled in our portfolio.  We anticipate lowering our capital exposure to exploration drilling activities by seeking to enter into a series of partnerships whereby partners will pay some or all of our portion of exploration drilling costs.  In return, we plan to deliver our seismic interpretation justifying the exploration drilling and the ownership of the leases. Drilling is expected to commence in 2015.

In March 2014, we competitively bid on 23 blocks at the Central Gulf of Mexico Lease Sale 231 conducted by the Bureau of Ocean Energy Management (“BOEM”).  Of those 23 bids, we were the high bidder on 22 blocks.  All bids are subject to review and final approval by the BOEM, which may take up to 120 days.  The cost of obtaining leases on all 22 blocks is approximately $7,843,642, of which we have already paid 20% as of March 31, 2014, and the remaining 80% is due as and when the lease is awarded.  We expect to utilize cash on hand plus the $3.5 million to be funded by Texas South under the farm-out agreement to pay the 80% balance on the leases.  Effective May 8, 2014, the Company executed lease agreements for each of Eugene Island South Addition Block 371 and Ship Shoal South Addition Block 335 and paid the BOEM $159,441 for each lease, representing the balance of the bonus and first year rental payments.  Effective May 12, 2014, the Company executed a lease agreement for Grand Isle South Addition Block 103 and paid the BOEM $682,046, representing the balance of the lease and first year rental payment.  The BOEM process for awarding leases from Central Gulf of Mexico Lease Sale 231 is underway.

In March 2014, the Company entered into a farm out letter agreement with Texas South relating to five prospects located within 23 blocks we bid on at the Central Gulf of Mexico Lease Sale 231.  Of the blocks containing the 5 prospects, the Company was the high bidder on 4 prospects.  Under the terms of the farm-out letter agreement, Texas South will acquire up to a 20% working interest in these prospects for up to $10 million, of which $6.5 million has been paid to date.  Per the terms of the agreement, we have extended the payment of the remaining $3.5 million to coincide with our payment obligations to BOEM for the leases.  Texas South has also agreed to pay its proportionate share of the net rental costs related to these prospects.  The Company is obligated to refund all or a portion of the $10 million if it is unsuccessful in delivering the prospects (or as substituted as mutually agreed upon by the parties to include similar or greater prospectivity).  The Company will be the operator of record and has the right to negotiate all future joint operating agreements related to the potential leases, including these prospects.

We have historically operated our business with working capital deficits.  Working capital deficits have historically been funded by equity investments and loans from management.  We expect to fund future working capital deficits from the Texas South farm-out agreement, the sale of additional equity securities, and/or the sale of working interest in assets.  As discussed in “Liquidity and Capital Requirements” below, we will need to raise at least $6.6 million to fund working capital requirements for the 12 months ending March 31, 2015.  This does not include any capital expenditures related to exploration drilling costs or repayment of debts owed to our chief executive officer.

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

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. Further, capitalized G&G costs that are directly associated with unevaluated properties not yet owned by the Company are included in the depletion base.  As of March 31, 2014, the Company had no proved reserves, nor any unevaluated properties.    As a result, the geological and geophysical costs are included in the amortization base as incurred and, per Rule 4-10, are subject to a ceiling limitation test, resulting in immediate impairment.

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

In accordance with one of our seismic data licensing agreements, certain funds have been placed in an escrow account for the purpose of making a future installment payment and are restricted from use in our operations.  Those funds have been classified as restricted cash and the restricted cash at March 31, 2014 was approximately $2.5 million.  In April 2014, this $2.5 million amount was paid pursuant to the revised seismic data licensing agreement.

Property and equipment are carried at cost.  We assess the carrying value of our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Factors Affecting Comparability of Future Results

Success in Acquiring Oil and Gas Leases or Prospects.  Currently, the BOEM has awarded 3 of the 22 lease blocks for which we were the high bidder at the Central Gulf of Mexico Lease Sale 231, held March 19, 2014.  The remaining 19 bids are still subject to review and final approval by the BOEM, which by regulation, may take up to 120 days from March 19, 2014.

We have no proved reserves.  As we have not yet drilled wells, we have no proved reserves.  We have identified prospects based on available seismic and geological information that indicate the potential presence of oil or gas.  Some of our current prospects may require additional seismic data reprocessing and interpretation.  Even when properly used and interpreted, seismic data and visualization techniques are only tools used to assist geoscientists in identifying structures and hydrocarbon indicators and do not enable the interpreter to have certainty as to whether hydrocarbons are, in fact, present in those structures.  We do not know if any of our prospects will contain oil or gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable.

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

We recorded no revenue during the three months ended March 31, 2014 and 2013. General and administrative expenses were approximately $0.8 million for the three months ended March 31, 2014, compared to approximately $1.1 million for the three months ended March 31, 2013.  Impairment of capitalized geological and geophysical costs were approximately $1.0 million for the three months ended March 31, 2014 compared to $0 for the three months ended March 31, 2013.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

We recorded no revenue during the six months ended March 31, 2014 and 2013.   Impairment of capitalized geological and geophysical costs were approximately $2.7 million for the six months ended March 31, 2014, and $0 for the six months ended March 31, 2013.   General and administrative expenses were $1.2 million for the six months ended March 31, 2014, compared to $1.5 million for the six months ended March 31, 2013.

Liquidity and Capital Requirements

As of March 31, 2014, we had $6,701,699 of cash on hand, excluding $2,500,690 of restricted cash in an escrow account earmarked for a future payment associated with seismic data.  In October 2013, we sold 42,952,774 shares of common stock for gross proceeds of approximately $5.2 million and in March 2014 we received $6.5 million of the $10 million total to be received under the farm-out agreement. Under our current business plan, we will require a minimum of approximately $6.6 million to fund operations through March 31, 2015.  Future equity financings may be dilutive to our stockholders, and the terms of future equity financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best efforts private equity financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. There is no assurance that we can raise up to $6.6 million during the next 12 months, or raise additional capital thereafter. Failure to raise estimated required capital, on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

We have incurred losses from inception to March 31, 2014 of $23,239,895.  Further losses are anticipated in developing our business.  As of March 31, 2014, we had $6,701,699 of cash on hand, excluding $2,500,690 of restricted cash in an escrow account earmarked for a future payment associated with seismic data.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company estimates that it will need to raise a minimum of $6.6 million to fund operations through March 31, 2015 and likely significantly more capital to meet its obligations during the subsequent 12 months. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended March 31, 2014 the Company used approximately $0.9 million of net cash in operating activities, compared with $0.9 million of net cash used in operating activities for the six months ended March 31, 2013. For the six months ended March 31, 2014 we had approximately $2.2 million of cash from investing activities compared with no net cash from investing activities for the three months ended March 31, 2013, primarily due to farm-out proceeds, exploration costs and BOEM related deposits incurred for the six months ended March 31, 2014.  For the six months ended March 31, 2014 we had approximately $5.1 million of net cash from financing activities, compared with $0.5 million from financing activities for the six months ended March 31, 2013.  This differential is due primarily to proceeds from the sale of common stock.

We estimate expenditures of approximately $16.8 million during the 12-month period ending March 31, 2015 for operations and working capital needs.  Expenditures will include lease payments to the BOEM, lease rentals to the BOEM, general and administrative, IT and seismic acquisition and processing.  Set forth below is our best estimate of the deployment of the $16.8 million:

•	$7.1 million for leasing activities and lease rentals;
•	$5.0 million for general and administrative;
•	$0.2 million for IT expenses; and
•	$4.5 million for seismic acquisition and processing.

Giving effect to an additional $3.5 million to be funded by Texas South pursuant to the farm-out agreement and current cash on hand, we will need to raise approximately $6.6 million to fund working capital requirements.  Future contingencies, developments and unknown events could cause us to require more working capital during the 12-month period ending March 31, 2015.

The proposed expenditures represent our current best estimate of our working capital needs for the 12 months ended March 31, 2015.  This estimate is subject to change based on the execution of our business plan, our ability to hire more employees, and our ability to obtain additional funding.  We currently do not anticipate that any drilling activity will commence on any leases we may acquire until 2015.

We will need to raise additional funds to cover expenditures planned after March 31, 2015, as well as any additional expenditures that we may encounter in 2015. Future equity financings may be dilutive to our stockholders.  Alternative forms of future financings may include preferences or rights superior to our common stock.  Debt financings may involve a pledge of assets and will rank senior to our common stock.  We have historically financed our operations through private equity and debt financings.  We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings.  The failure to raise sufficient capital could cause us to cease operations.

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

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our management concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2014, the Company awarded 500,000 shares of restricted stock as an inducement to a new employee, of which one-half vests in April 2015 and the remaining half vests in April 2016.

In March 2014, the Company issued an aggregate of 1,000,000 shares of restricted stock to two non-employee directors.  The restricted stock is subject to vesting pursuant to which one-half will vest on March 27, 2015 and the remaining one-half will vest on March 27, 2016.

The securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”), including the fact that each investor was an “accredited investor” within the meaning of Rule 501 of Regulation D.  We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends.  None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

3.1	Certificate of Incorporation of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 23, 2012.
3.2	Bylaws of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed April 23, 2012.
4.1	Common Stock Specimen, incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K filed December 31, 2012
10.1*	Employment Agreement, by and between the Company and James M. Askew, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 25, 2012
10.2	Form of Subscription Agreement incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2012
10.3	Form of Assignment and Assumption Agreement, incorporated by reference to Exhibit 10.1 of Form 8-K filed March 26, 2013
10.4	Form of Subscription Agreement, incorporated by reference to Exhibit 10.2 of Form 8-K filed March 26, 2013
10.5	Form Amendment No. 1 to Employment Agreement by and between the Company and James M. Askew, incorporated by reference to Exhibit 10.3 of Form 8-K filed March 26, 2013
10.6*	Form of Consulting Agreement by and between the Company and John N. Seitz, incorporated by reference to Exhibit 10.4 of Form 8-K filed March 26, 2013
10.7*	Form of Consulting Agreement by and between the Company and ConRon Consulting, I, incorporated by reference to Exhibit 10.5 of Form 8-K filed March 26, 2013
10.8	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 of Form 8-K filed October 31, 2013
10.9	Form of Subscription Agreement, incorporated by reference to Exhibit 10.2 of Form 8-K filed October 31, 2013
10.10	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.3 of Form 8-K filed October 31, 2013
10.11	Form of Convertible Promissory Note, incorporated by reference to Exhibit 10.4 of Form 8-K filed October 31, 2013
10.12	Form of Mr. Rodgers’ Option Agreement, incorporated by reference to Exhibit 10.12 of Form 10-K filed December 30, 2013
10.13*	Summary of Ronald A. Bain’s employment arrangement, incorporated by reference to Exhibit 10.13 of Form 10-K filed December 30, 2013
10.14*	Summary of Dwight “Clint” M. Moore’s employment arrangement, incorporated by reference to Exhibit 10.14 of Form 10-K filed December 30, 2013
10.15*	Farm-Out Letter Agreement, incorporated by reference to Exhibit 10.15 of Form S-1, dated March 20, 2014
14.1	Code of Ethics incorporated by reference to Exhibit 14.1 of the Company's Form 10-k filed December 31, 2012
31.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting language (XBRL); (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows and (iv) Notes to the Condensed Financial Statements (2)

*	Management contract or compensatory arrangement.
(1)	Filed herewith.
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

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	05/15/2014	By:	/s/John N. Seitz
John N. Seitz, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Chairman