Form 10-Q
period 2014-06-30
GULFSLOPE ENERGY, INC.
filed 2014-08-14
CIK 1341726

U. S. Securities and Exchange Commission

Washington, D.C. 20549
______________

FORM 10-Q
______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2014

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

The number of shares outstanding of our common stock, as of August 14, 2014, was 659,172,345.

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

June 30, 2014

C O N T E N T S

Condensed Balance Sheets	4
Condensed Statements of Operations	5
Condensed Statements of Cash Flows	6
Notes to Condensed Financial Statements	7

 GulfSlope Energy, Inc.
(An Exploration Stage Company)
Condensed Balance Sheets
As of June 30, 2014 and September 30, 2013
(Unaudited)

	June 30, 2014	September 30, 2013

Assets
Current Assets
Cash	$160,650	$310,199
Restricted Cash	703	2,500,317
BOEM Lease Deposit Receivable	104,885	-
Prepaid Expenses	68,770	5,514
Total Current Assets	335,008	2,816,030
Oil and Natural Gas Properties, net (Full Cost Method)
Unproved Properties (not subject to depletion)	1,147,940	-
Property, Plant, and Equipment (net)	100,791	70,188
Other Non-Current Assets	168,761	18,760
Total Assets	$1,752,500	$2,904,978
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$425,105	$156,439
Related Party Payable	411,110	490,101
Accrued Expenses and Other Payables	2,503,065	3,093,065
Accrued Interest	298,184	94,986
Note Payable	38,087	-
Loan from Related-Party	6,460,000	5,500,000
Total Current Liabilities	10,135,551	9,334,591
Accrued Expenses and Other Payables, Net of Current Portion	-	3,003,065
Total Liabilities	10,135,551	12,337,656
Stockholders' Deficit
Preferred Stock; par value ($0.001);
Authorized 50,000,000 shares
none issued or outstanding
Common Stock; par value ($0.001);	625,724	577,210
Authorized 975,000,000 shares; 625,724,010 and
577,210,000 issued and outstanding, respectively
Additional Paid-in-Capital	14,843,772	9,139,917
Deficit accumulated during the exploration stage	(23,852,547)	(19,149,805)
Total Stockholders' Deficit	(8,383,051)	(9,432,678)
Total Liabilities and Stockholders' Deficit	$1,752,500	$2,904,978

 See accompanying notes to condensed financial statements.

 GulfSlope Energy, Inc.
(An Exploration Stage Company)
Condensed Statements of Operations
For the Three and Nine Months Ended June 30, 2014 and 2013, and
For the Period from Inception through June 30, 2014
(Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	Since Inception (12/12/03) through
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Revenues	$-	$-	$-	$-	$9,694
Revenues from Related Parties	-	-	-	-	2,346
Total Revenue	-	-	-	-	12,040
Cost of Sales	-	-	-	-	8,394
Cost of Sales to Related Parties	-	-	-	-	2,101
Total Cost of Sales	-	-	-	-	10,495
Gross Profit	-	-	-	-	1,545
Impairment of Oil and Natural Gas Properties		1,959,128	2,726,103	14,542,055	17,846,677
General & Administrative Expenses	542,222	477,138	1,772,025	1,997,323	5,691,817
Net Loss from Operations	(542,222)	(2,436,266)	(4,498,128)	(16,539,378)	(23,536,949)
Other Income/(Expenses):
Interest Income	160	124	2,648	124	2,964
Interest Expense	(70,590)	(35,292)	(207,262)	(35,292)	(317,762)
Net Loss Before Income Taxes	(612,652)	(2,471,434)	(4,702,742)	(16,574,546)	(23,851,747)
Provision for Income Taxes	-	-	-	-	(800)
Net Loss	$(612,652)	$(2,471,434)	$(4,702,742)	$(16,574,546)	$(23,852,547)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.05)
Weighted Average Shares Outstanding – Basic and Diluted	625,724,010	538,298,351	619,624,197	336,199,450

See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc.
 (An Exploration Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended June 30, 2014 and 2013, and
For the Period from Inception through June 30, 2014
(Unaudited)

	For the nine months ended June 30, 2014	For the nine months ended June 30, 2013	Since Inception (12/10/03) Through June 30, 2014
OPERATING ACTIVITIES
Net Loss	$(4,702,742)	$(16,574,546)	$(23,852,547)
Adjustments to reconcile net income/loss to net cash
From Operating Activities:
Impairment of Oil and Natural Gas Properties	2,726,103	14,542,055	17,846,677
Depreciation	24,145	1,928	40,268
Stock Issued for Services	305,087	160,000	1,815,087
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Prepaid Expenses	58,371	302,737	52,857
(Increase)/Decrease in Other Assets	-	-	(18,760)
Increase/(Decrease) in Accounts Payable	154,954	121,845	201,936
Increase/(Decrease) in Related Party Payable	(78,991)	210,000	285,632
Increase/(Decrease) in Accrued Interest	203,606	-	298,592
Increase/(Decrease) in Accrued Liabilities	(3,480,565)	131,520	(3,435,565)
Net Cash From Operating Activities	(4,790,032)	(1,104,461)	(6,765,823)

INVESTING ACTIVITIES
Lease Deposits & Deposit Receivable	(254,885)	-	(254,885)
Leases Purchased	(8,126,972)		(8,126,972)
Proceeds From Sale of Working Interests	8,200,000		8,200,000
Exploration Costs	(3,833,359)	(4,024,682)	(10,221,678)
Purchase of Equipment	(54,748)	(67,254)	(139,559)
Net Cash From Investing Activities	(4,069,964)	(4,091,936)	(10,543,094)

FINANCING ACTIVITIES
Restricted Cash	2,499,614	(2,500,124)	(703)
Proceeds from Stock Issuance	5,154,372	470,000	9,713,809
Proceeds from Related Party Loans	1,160,000	5,200,000	7,901,769
Payments on Note Payable	(83,539)	(31,183)	(83,539)
Proceeds from sale of stock	-	2,100,000	-
Payments on Related Party Loans	(20,000)	-	(61,769)
Net Cash From Financing Activities	8,710,447	5,238,693	17,469,567

Net Increase/(Decrease) in cash	(149,549)	42,296	160,650
Beginning Cash Balance	310,199	423,009	-
Ending Cash Balance	$160,650	$465,305	$160,650

Supplemental Schedule of Cash Flow Activities
Cash Paid for Income Taxes	$-	$-	$925
Cash Paid for Interest	$2,675	$-	$14,031
Related Party Debt Forgiveness	$-	$-	$11,023
Stock Issued for Prepaid Expenses	$-	$-	$550,000
Property Contributed by Shareholder	$-	$-	$1,500
Non-Cash Financing and Investing Activities
Stock Issued on Conversion of Related Party Note	$180,000	$-	$1,380,000
Prepaid Asset Financed by Note Payable	$121,626	$-	$121,626
Settlement of Accrued Expenses through Stock Issuance	$112,500	$-	$112,500

 See accompanying notes to condensed financial statements.

GulfSlope Energy, Inc.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
June 30, 2014
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company,” “GulfSlope,” “our” and words of similar import), a Delaware corporation, is an independent energy company engaged in the acquisition, exploration, exploitation, development and production of crude oil and natural gas properties.  To this end, the Company entered the exploration stage on March 22, 2013 when it executed a master license agreement with a geophysical company to license certain seismic data for the purposes of engaging in the exploration of oil and natural gas.

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

Liquidity/Going Concern

We have incurred accumulated losses for the period from inception to June 30, 2014 of $23,852,547.  Further losses are anticipated in developing our business.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  As of June 30, 2014, we had $160,650 of unrestricted cash on hand. The Company raised gross proceeds of $8.03 million in a private equity offering in July 2014.  We believe that under the current spending plan this capital should fund operations through March 2015.  Our policy has been to periodically raise funds through sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan.  Short term needs have been historically funded through loans from executive management.

Full Cost Method

The Company uses the full cost method of accounting for oil and gas exploration and development activities. Under the full cost method of accounting, all costs associated with the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis into a single cost center (“full cost pool”). Such costs include land acquisition costs, geological and geophysical (“G&G”) expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities. All of the Company’s oil and gas properties are located within the United States, its sole cost center.

The costs of unproved properties and related capitalized costs are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  Capitalized costs that are directly associated with unproved properties acquired by the Company during the current quarter are included in the full cost pool.  As of June 30, 2014, the Company had no proved reserves.

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

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

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

As the Company has incurred losses for the nine months ended June 30, 2014 and 2013, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations.  As of June 30, 2014 and 2013, there were 51,701,528 and 43,803,125 potentially dilutive shares.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (“ASU No. 2014-10”), which eliminated the definition of a Development Stage Entity and the related reporting requirements. ASU No. 2014-10 is effective for annual reporting periods beginning after December 15, 2014, with early adoption allowed.  The Company intends to adopt ASU No. 2014-10 on or before its interim reporting period ending December 31, 2014. The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statements.

NOTE 3 – EXPLORATION COSTS

On March 20, 2013, the Company entered into an assignment and assumption agreement (the “Assignment Agreement”) with third parties pursuant to which the Company was assigned the exclusive right to license certain seismic data. On March 22, 2013, the Company executed a master license agreement with this seismic company. In consideration for the assignment and other transactions contemplated by the Assignment Agreement, the Company agreed to issue to the assignor parties an aggregate of 243,516,666 shares of the Company’s common stock. The common stock was valued at $2,435,167 and the shares were subsequently issued in April 2013. In March 2013, the Company licensed certain seismic data from a geophysical company.  The seismic data license fee totaled $6,135,500.  Also in March 2013, the Company licensed certain seismic data from a second seismic company pursuant to another ordinary business course agreement.  The seismic data purchase totaled $4,012,260. These expenses were included in accrued expenses as of March 31, 2013 and also capitalized as oil and gas exploration costs. The Company properly capitalized these G&G costs and included them in the depletion base. During April through September of 2013, the Company incurred $1,674,376 of costs associated with technological infrastructure and third party hosting services, $773,271 in consulting fees and salaries and benefits associated with full time geoscientists, and $90,000 in costs to participate in a geophysical research program with a public institution. These expenses were also capitalized as oil and gas exploration costs. The Company properly capitalized these G&G costs and included them in the depletion base because the Company did not yet own the specific unevaluated properties these costs related to. These costs were subject to the ceiling limitation test, resulting in immediate impairment for accounting purposes for the year ended September 30, 2013.

During October through December 2013, the Company incurred $808,613 in consulting fees, salaries and benefits associated with consultants and full-time geoscientists, $787,935 associated with technological infrastructure and third party hosting services and seismic data, and $80,000 for an independent reserve study. During January through March 2014, the Company incurred $618,173 in consulting fees, salaries and benefits associated with consultants and full-time geoscientists, and $431,382 associated with technological infrastructure and third party hosting services and seismic data. The Company properly capitalized these G&G costs and included them in the depletion base because the Company did not yet own the specific unevaluated properties these costs related to. Therefore, these G&G costs were subject to the ceiling limitation test, resulting in immediate impairment for accounting purposes for the six months ended March 31, 2014.

NOTE 4 – OIL AND NATURAL GAS PROPERTIES

During March 2014, the Company bid on 23 blocks in the Central Gulf of Mexico Lease Sale 231, conducted by the Bureau of Ocean Energy Management (“BOEM”). Of those 23 bids, we were the high bidder on 22 of 23 blocks. During May and June of 2014, the Company was awarded 21 of the 22 blocks and paid the remaining 80% lease bid amount and the first year lease rentals on all of the awarded blocks. The total amount paid was $8,126,972, which includes the lease deposit amount, the remaining 80% and the first year lease rental payment. During April through June 2014, the Company incurred $639,970 in consulting fees and salaries and benefits associated with full-time geoscientists, and $580,998 associated with technological infrastructure, third party hosting services and seismic data. The Company properly capitalized these G&G costs because the Company acquired specific unevaluated properties during the quarter which these costs relate to. The capitalized exploration costs of $1,220,968 and the $8,126,972 paid for the awarded leases are netted with the $8,200,000 received for the sale of a working interest in five of our prospects resulting in the amount of our unproved oil and gas properties of $1,147,940 reflected on our balance sheet.

In March 2014, the Company entered into a farm out letter agreement with Texas South Energy, Inc. (“Texas South”) relating to five prospects located within the blocks the Company bid on at the Central Gulf of Mexico Lease Sale 231.  Under the terms of the farm-out letter agreement, Texas South may acquire up to a 20% working interest in 5 prospects for up to $10 million.  As of June 30, 2014, the Company had received $8.2 million of the proceeds from the agreement.  In accordance with full cost requirements, the Company recorded the proceeds from the transaction as an adjustment to capitalized costs with no gain recognition.

As of June 30, 2014, the Company was owed $104,885 by the BOEM for the lease deposit on the lease which was not awarded. This amount was received in July of 2014.

NOTE 5 – RELATED PARTY TRANSACTIONS

In May 2013, James Askew resigned as the Company’s chief executive officer.   Simultaneously, John Seitz was appointed chief executive officer and chairman of the board of directors.

In May 2013, Ronald A. Bain was appointed as the president and chief operating officer, and Dwight "Clint" M. Moore was appointed as the vice president and secretary.

During April through September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current chief executive officer.   The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, John Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock, which shares were issued in July 2013.   As of June 30, 2014, there was a total of $298,183 accrued interest associated with these loans and the Company has recorded $94,319 in interest expense for the year ended September 30, 2013 and $69,892 and $203,864 in interest expense for the three and nine months ended June 30, 2014.

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

In October 2013, the Company issued 937,500 shares of common stock to Brady Rodgers, the Company’s vice president Engineering and Business Development, to settle $112,500 of fees due to Mr. Rodgers for services rendered.

In October 2013, the Company issued to Brady Rodgers, the Company’s vice president Engineering and Business Development, a ten-year option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share.  A fair value of $177,298 was computed using the Black-Scholes option-pricing model, of which $24,562 has been expensed during the three months ended June 30, 2014, and $81,246 for the nine months ended June 30, 2014. The options vest 50% in October 2014 and 50% in October 2015.

As of June 30, 2014, executive officers paid $56,480 to trade vendors on behalf of the Company in the ordinary course of business.

Domenica Seitz, CPA, has provided accounting consulting services to the Company. During the fiscal year ended September 30, 2013, the amount of services rendered was nominal and was donated. During the nine month period ended June 30, 2014, the level of services provided increased and was valued at $44,630 based on market-competitive salaries, time devoted and professional rates. The Company has accrued this amount, and it has been reflected in the June 30, 2014 condensed financial statements. The Company has also engaged a third party professional services firm to assist with accounting and internal controls and maintains the proper segregation of duties.

James M. Askew is the sole officer, director and greater than 10% shareholder of Texas South Energy, Inc. (“Texas South”), the entity with which the Company entered into the March 2014 farm-out letter agreement pursuant to which the Company agreed to convey certain working interests in potential prospects.  Subsequent to the execution of the March 2014 Texas South farm-out agreement, Mr. Askew resigned as a director of the Company.

Mr. Seitz has not received a salary since May 31, 2013, the date he commenced serving as our chief executive officer and accordingly, no amount has been accrued on our financial statements. Prior to serving as an executive officer, Mr. Seitz served as a Company consultant and the Company has accrued $120,000 of consulting compensation owed to Mr. Seitz.  As of June 30, 2014, Mr. Seitz beneficially owns 244,212,223 shares of the Company’s common stock (including shares issuable upon conversion of the principal amount of convertible notes held by Mr. Seitz).  The Company recognizes that his level of stock ownership significantly aligns his interests with shareholders’ interests. From time to time, the compensation committee may consider compensation arrangements for Mr. Seitz given his continuing contributions and leadership.

In connection with the Company’s 2013 private placement of common stock at a purchase price of $0.12 per share, Mr. John Malanga, our CFO, purchased 166,667 shares, Mr. Brady Rodgers, our V.P. Engineering and Business Development purchased 256,106 shares of common stock, Mr. Paul Morris, a director, purchased 1,666,667 shares of common stock, and Mr. Richard Langdon, a director, purchased 416,667 shares of common stock.

In June 2014, the Company entered into a promissory note whereby it borrowed a total of $1,160,000 from John Seitz, its current chief executive officer.   The note is due on demand, not convertible and bears interest at the rate of 5% per annum.

NOTE 6 – COMMON STOCK/PAID IN CAPITAL

Effective April 2012, the Company completed a reincorporation in the State of Delaware from the State of Utah.

During February through March of 2013 the Company sold 47,000,000 shares of common stock for cash proceeds of $470,000, agreed to issue 6,000,000 shares of common stock to two third parties for services valued at $60,000, and agreed to issue 10,000,000 shares of common stock, valued at $100,000, to John B. Connally III as consideration for termination of a consulting agreement. During this period, the Company also entered into an Assignment Agreement (see Note 3 above) in exchange for the issuance of 243,516,666 shares of common stock valued at $2,435,167. All of these shares were issued in April of 2013.

During April through October of 2013 the Company sold 68,496,107 shares of common stock for proceeds of $8,219,533 or $.12 per share. The Company issued 10,000,000 shares of common stock to Mr. Seitz, its chief executive officer, to settle $1,200,000 in convertible debt (see Note 5, above) and 1,503,403 shares of common stock to Dr. Ron Bain, its chief operating officer, for the conversion of $180,408 of convertible debt and accrued interest (see Note 5 above).  The Company also issued 937,500 shares of common stock to Mr. Rodgers, the Company’s vice president engineering, to settle $112,500 of fees due to Mr. Rodgers for services rendered.

In October 2013, the Company issued 1,620,000 shares of common stock, with a fair value of $194,400, to three employees pursuant to employment arrangements. The Company also made gross-up payments to cover the three employees’ personal income tax obligations in connection with these grants.

In October 2013, the Company issued to Brady Rodgers, the Company’s vice president Engineering and Business Development, a ten-year option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share.  A fair value of $177,298 was computed using the Black-Scholes option-pricing model, of which $24,562 has been expensed during the three months ended June 30, 2014 and $81,246 for the nine months ended June 30, 2014. The options vest 50% in October 2014 and 50% in October 2015.

In March 2014, the Company awarded 500,000 shares of restricted stock to an employee, of which one-half vests in April 2015 and the remaining half vests in April 2016.

In March 2014, the Company issued an aggregate of 1,000,000 shares of restricted stock to two non-employee directors.  The restricted stock is subject to vesting pursuant to which one-half will vest on March 27, 2015 and the remaining one-half will vest on March 27, 2016.

In May 2014, the Company awarded 550,000 shares of restricted stock to an employee, one-half of which vests in May 2015 and the remaining half vests in May 2016.

At our annual meeting in May of 2014 our shareholders approved increasing the number of authorized shares of common stock from 750,000,000 to 975,000,000. The number of authorized shares of preferred stock was not changed and is 50,000,000.

NOTE 7– STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $52,563 and $109,247 in stock-based compensation expense during the three and nine months ended June 30, 2014, and $0 during the three and nine months ended June 30, 2013.  A portion of these costs were capitalized to unproved properties and the remainder were recorded as general and administrative expenses.

The following table summarizes the Company’s stock option activity during the nine-month period ended June 30, 2014.

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	-	-
Granted	2,000,000	$0.12
Exercised	-	-
Cancelled	-	-
Outstanding at end of period	2,000,000	$0.12

Exercisable at end of period	-	-

The Black-Scholes option-pricing model is used to estimate the fair value of options granted. The weighted-average fair values of stock options granted for the nine months ended June 30, 2014 were based on the following assumptions at the date of grant as follows:

Expected dividend yield	0%
Expected stock price volatility	91.42%
Risk-free interest rate	1.53%
Expected life of options	5.75 years
Weighted-average grant date fair value, per option	$0.09

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

As of June 30, 2014 there was $96,052 of unrecognized stock-based compensation cost related to the stock option grant that is expected to be expensed over a weighted-average period of one and one-half years.  There was $820,000 of intrinsic value for options outstanding as of June 30, 2014.

NOTE 8– COMMITMENTS AND CONTINGENCIES

In March 2013, the Company licensed certain seismic data pursuant to two agreements.  With respect to the first agreement, as of June 30, 2014, the Company has paid $2,135,500 in cash, and in April 2014 paid an additional $2,500,000 in cash by releasing the funds being held in the escrow account.  The Company is obligated to provide an additional $1,500,000 in an escrow account upon the delivery of certain seismic data by the vendor to the Company, which occurred in July 2014.  This amount will be paid to the seismic company in March of 2015. With respect to the second agreement, as of June 30, 2014, the Company has paid $3,009,195 in cash, and is obligated to pay $1,003,065 during April 2015.

In July 2013, the Company entered into a two-year office lease agreement.  The agreement calls for monthly payments of approximately $20,200 for the first twelve months and $20,500 for the second twelve months.  In addition, the Company paid a security deposit of $18,760 in July 2013.

In October 2013, the Company purchased an insurance policy and financed the premium by executing a note payable in the amount of $114,748. The balance of the note payable at June 30, 2014 is $31,361.

In May 2014, the Company purchased liability insurance policies and financed the premium by executing a note payable in the amount of $6,878.  The balance of the note payable at June 30, 2014 is $6,271.

On May 13, 2014, the Company entered into an agreement with a seismic data reprocessing company in which the Company agreed to purchase an aggregate of $3 million of reprocessing services prior to May 2015, of which $1.5 million will be paid in cash and the remaining by the issuance of 2 million shares of our common stock using the valuation of $0.75 per share.  As of June 30, 2014, no services have been provided by the seismic data reprocessing company and the Company has not paid for any services or issued any shares under this contract.

NOTE 9 – SUBSEQUENT EVENTS

In July 2014, the Company sold to 43 accredited investors an aggregate of 33,448,335 shares of common stock at a purchase price of $0.24 per share for gross proceeds of $8,027,600.  Ron Bain, chief operating officer, purchased 750,000 shares, and Paul Morris, director, purchased 416,667 shares.

In July 2014, the Company deposited $1,500,000 into the escrow account to be paid out in the first quarter of 2015 according to the terms of the contract with a seismic company dated March 22, 2013 and amended March 12, 2014.

On July 28, 2014, the Company appointed John H. Malanga its new chief financial officer and chief accounting officer.  John Seitz relinquished his title as chief financial officer and chief accounting officer on such date, but will continue to serve as the Company’s chief executive officer and Chairman of the Board of Directors.

In July 2014, John H. Malanga, chief financial officer and chief accounting officer, was awarded 2,500,000 shares of restricted stock with a fair value of $600,000, one-half of which vests in July 2015 and the remaining half vests in July 2016.

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

The Company has invested significant technical person hours in the proprietary interpretation of the above seismic data and the associated high end reprocessing of this data. The result of this proprietary interpretation has been the identification of multiple prospects that we believe may have substantial potential hydrocarbon deposits.  Our primary objective, to acquire as many of these prospects as possible during 2014, resulted in the acquisition of 21 leases in the March 2014 Central Gulf of Mexico Lease Sale 231.  Throughout this Report we refer to these acquired leases as our “portfolio.”  As a result of the acquisition of our targeted prospects, we intend to cause multiple exploration wells to be drilled in our portfolio.  We anticipate lowering our capital exposure to exploration drilling activities by seeking to enter into a series of partnerships whereby partners will pay some or all of our portion of exploration drilling costs.  In return, we plan to deliver our seismic interpretation justifying the exploration drilling and the ownership of the leases. Drilling is expected to commence in 2015.

In March 2014, we competitively bid on 23 blocks at the Central Gulf of Mexico Lease Sale 231 conducted by the BOEM.  Of those 23 bids, we were the high bidder on 22 blocks.  During May and June of 2014, the Company was awarded 21 of the 22 blocks and paid the remaining 80% lease bid amount and the first year lease rentals on all of the awarded blocks.  The total amount paid was $8,126,972, which includes the lease deposit amount, the remaining 80% and the first year lease rental payment.

In March 2014, the Company entered into a farm out letter agreement with Texas South relating to five prospects located within 23 blocks we bid on at the Central Gulf of Mexico Lease Sale 231.   Under the terms of the farm-out letter agreement, Texas South will acquire up to a 20% working interest in these prospects for up to $10 million, of which $8.2 million has been paid to date.  Texas South has also agreed to pay its proportionate share of the net rental costs related to these prospects.   The Company will be the operator of record and has the right to negotiate all future joint operating agreements related to the potential leases, including these prospects.

We have historically operated our business with working capital deficits.  Working capital deficits have historically been funded by equity investments and loans from management. During July 2014, we sold common stock in a private offering for gross proceeds of $8.03 million, with offering costs of approximately $388,000. We believe that under the current spending plan this capital should fund operations through March 2015. This does not include any capital expenditures related to exploration drilling costs.

Significant Accounting Policies

The Company uses the full cost method of accounting for oil and gas exploration and development activities. Under the full cost method of accounting, all costs associated with the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis into a single cost center (“full cost pool”). Such costs include land acquisition costs, geological and geophysical (“G&G”) expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities and not subject to depletion or immediate impairment.

The costs of unproved properties and related capitalized costs are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. As of June 30, 2014, the Company had no proved reserves, but has acquired unproved properties.  As a result, the geological and geophysical costs incurred during the three months ended June 30, 2014 were properly excluded from the amortization base.

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

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

In accordance with one of our seismic data licensing agreements, certain funds have been placed in an escrow account for the purpose of making a future installment payment and are restricted from use in our operations.  Those funds have been classified as restricted cash and the restricted cash at March 31, 2014 was approximately $2.5 million.  In April 2014, this $2.5 million amount was paid pursuant to the seismic data licensing agreement. Restricted cash at June 30, 2014 was $703.  In July 2014, $1.5 million was added to the escrow account to be paid out in the first quarter of 2015 in accordance with the data licensing agreement.

Property and equipment are carried at cost.  We assess the carrying value of our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Factors Affecting Comparability of Future Results

Success in Acquiring Oil and Gas Leases or Prospects.  As a result of our 3-D seismic imaging and reprocessing, we have identified and acquired the leasing or drilling rights to a number of currently available, undrilled prospects which we believe may potentially contain economically recoverable reserves.  We have successfully executed phase one of our lease acquisition strategy.

We have no proved reserves.  While we have acquired 91% of the oil and gas properties that we pursued, we have no proved reserves.  We have identified prospects based on available seismic and geological information that indicate the potential presence of oil or gas, and we own the drilling and production rights for these prospects.  Some of our current prospects may require additional seismic data reprocessing and interpretation.  Even when properly used and interpreted, seismic data and visualization techniques are only tools used to assist geoscientists in identifying structures and hydrocarbon indicators and do not enable the interpreter to have certainty as to whether hydrocarbons are, in fact, present in those structures.  We do not know if any such prospect will contain oil or gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

We recorded no revenue during the three months ended June 30, 2014 and 2013. General and administrative expenses were approximately $0.5 million for the three months ended June 30, 2014, compared to approximately $0.5 million for the three months ended June 30, 2013.  Impairment of capitalized geological and geophysical costs were $0 for the three months ended June 30, 2014 and approximately $2.0 million for the three months ended June 30, 2013.

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013

We recorded no revenue during the nine months ended June 30, 2014 and 2013.  General and administrative expenses were approximately $1.8 million for the nine months ended June 30, 2014, compared to approximately $2.0 million for the nine months ended June 30, 2013.  Impairment of capitalized geological and geophysical costs were approximately $2.7 million for the nine months ended June 30, 2014, and approximately $14.5 million for the nine months ended June 30, 2013.

Liquidity and Capital Requirements

As of June 30, 2014, we had $160,650 of cash on hand.  In July 2014, we sold 33,448,335 shares of common stock for gross proceeds of approximately $8.03 million. Under our current business plan, we believe that this capital should fund operations through March 2015.  This does not include any capital expenditures related to exploration drilling costs and this estimate is subject to change based on the execution of our business plan and unexpected expenses or capital needs. Future equity financings may be dilutive to our stockholders, and the terms of future equity financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best efforts private equity financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings.

We have incurred losses from inception to June 30, 2014 of $23,852,547.  Further losses are anticipated as we develop our business.   As of June 30, 2014, we had $160,650 of cash on hand. We believe the $8.03 million we raised through the sale of common stock in July 2014 should be sufficient to fund operations through March 2015. The Company plans to continue financing the Company through future best-efforts equity and/or debt financings. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  Our policy has been to periodically raise funds through sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan.  Short term needs have been historically funded through loans from executive management.

For the nine months ended June 30, 2014, the Company used approximately $4.8 million of net cash in operating activities, compared with approximately $1.1 million of net cash used in operating activities for the nine months ended June 30, 2013. For the nine months ended June 30, 2014 we used approximately $4.1 million of cash in investing activities compared with approximately $4.1 million of cash in investing activities for the nine months ended June 30, 2013, primarily due to the sale of working interests, exploration costs and lease acquisition and BOEM related deposits incurred for the nine months ended June 30, 2014.  For the nine months ended June 30, 2014 we had approximately $8.7 million of net cash from financing activities, compared with approximately $5.2 million from financing activities for the nine months ended June 30, 2013.  This differential is due primarily to proceeds from the sale of common stock.

We will need to raise additional funds to cover expenditures planned after March of 2015, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

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

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our management concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2014, the Company awarded 550,000 shares of restricted stock as an inducement to a new employee, of which one-half vests in May 2015 and the remaining half vests in May 2016.

In July 2014, the Company awarded 2,500,000 shares of restricted stock as an inducement to a new member of the management team, of which one-half vests in July 2015 and the remaining half vests in July 2016.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Amended and Restated Bylaws

On August 12, 2014, the Board adopted the Amended and Restated Bylaws (the “Amended and Restated Bylaws”) of the Company.  The Amended and Restated Bylaws amend and restate the Company's bylaws in their entirety to, among other things: (i) limit the ability to call special meetings of stockholders to the Board, the Chairman of the Board or the chief executive officer; (ii) establish procedures relating to the presentation of stockholder proposals at stockholder meetings; (iii) establish procedures relating to the nomination by stockholders of directors; (iv) reduce the quorum required for a shareholder meeting to one-third of the outstanding shares entitled to vote at the meeting; (v) require 50.1% of the issued and outstanding shares entitled to vote to amend the Bylaws; and (vi) conform to the provisions of the Amended and Restated Certificate of Incorporation approved at the Company’s 2014 Annual Meeting, including, eliminating the ability of the Company's stockholders to take action by written consent in lieu of a meeting and classifying the board of directors into three classes with staggered terms.  The information set forth above with respect to the Amended and Restated Bylaws does not purport to be complete in scope and is qualified in its entirety by the full text of the Amended and Restated Bylaws, which are filed as Exhibit 3.2 hereto and are incorporated into this report by reference.

Committee Charters

On August 12, 2014, the Board adopted a Compensation Committee Charter, an Audit Committee Charter and a Governance and Nominating Committee Charter.  The Compensation Committee Charter, Audit Committee Charter and Governance and Nominating Committee Charter may be viewed at the Company's website at www.gulfslope.com.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.1 of Form 8-K filed May 30, 2014.
3.2 (1)	Amended and Restated Bylaws of GulfSlope Energy, Inc.
4.1	Common Stock Specimen, incorporated by reference to Exhibit 4.1 of Form 10-K filed December 31, 2012
4.2*	2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed May 30, 2014
10.1*	Employment Agreement, by and between the Company and James M. Askew, incorporated by reference to Exhibit 10.1 of Form 8-K filed June 25, 2012
10.2	Form of Subscription Agreement incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on June 6, 2012
10.3	Form of Assignment and Assumption Agreement, incorporated by reference to Exhibit 10.1 of Form 8-K filed March 26, 2013
10.4	Form of Subscription Agreement, incorporated by reference to Exhibit 10.2 of Form 8-K filed March 26, 2013
10.5	Form Amendment No. 1 to Employment Agreement by and between the Company and James M. Askew, incorporated by reference to Exhibit 10.3 of Form 8-K filed March 26, 2013
10.6*	Form of Consulting Agreement by and between the Company and John N. Seitz, incorporated by reference to Exhibit 10.4 of Form 8-K filed March 26, 2013
10.7*	Form of Consulting Agreement by and between the Company and ConRon Consulting, I, incorporated by reference to Exhibit 10.5 of Form 8-K filed March 26, 2013
10.8	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 of Form 8-K filed October 31, 2013
10.9	Form of Subscription Agreement, incorporated by reference to Exhibit 10.2 of Form 8-K filed October 31, 2013
10.10	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.3 of Form 8-K filed October 31, 2013
10.11	Form of Convertible Promissory Note, incorporated by reference to Exhibit 10.4 of Form 8-K filed October 31, 2013
10.12	Form of Mr. Rodgers’ Option Agreement, incorporated by reference to Exhibit 10.12 of Form 10-K filed December 30, 2013
10.13*	Summary of Ronald A. Bain’s employment arrangement, incorporated by reference to Exhibit 10.13 of Form 10-K filed December 30, 2013
10.14*	Summary of Dwight “Clint” M. Moore’s employment arrangement, incorporated by reference to Exhibit 10.14 of Form 10-K filed December 30, 2013
10.15*	Farm-Out Letter Agreement, incorporated by reference to Exhibit 10.15 of Form S-1, dated March 20, 2014
10.16	Form of Stock Purchase Agreement, incorporated by reference to Exhibit 10.1 of Form 8-K filed July 25, 2014
10.17	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.2 of Form 8-K filed July 25, 2014
10.18*	Summary of John H. Malanga’s employment arrangement, incorporated by reference to Exhibit 10.1 of Form 8-K filed August 1, 2014
14.1	Code of Ethics incorporated by reference to Exhibit 14.1 of the Company's Form 10-k filed December 31, 2012
31.1 (1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2 (1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1 (1)	Certification of Principal Executive Officer pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (1)	Certification of Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	08/14/2014	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	08/14/2014	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer, and Chief Accounting Officer