Form 10-K
period 2014-09-30
GULFSLOPE ENERGY, INC.
filed 2014-12-15
CIK 1341726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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
Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

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

The market value of the voting stock held by non-affiliates was $345,144,421 based on 238,030,635 shares held by non-affiliates. These computations are based upon the closing sales price of $1.45 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) on March 31, 2014.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of December 15, 2014
Common Stock, $0.001 par value per share	660,672,345

Documents incorporated by reference: None

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In this Annual Report, references to “GulfSlope Energy,” “GulfSlope,” the “Company,” “we,” “us,” and “our” refer to GulfSlope Energy, Inc., the Registrant.

This Annual Report on Form 10-K (this “Annual Report” or this “Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical facts, included in this Annual report are forward looking statements, including, without limitation, statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. These forward-looking statements may be, but are not always, identified by their use of terms and phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” “could” and “potential,” and similar terms and phrases, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the risks described under the "Risk Factors" section of this Annual Report and other sections of this report, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Annual Report. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

ITEM 1. BUSINESS

Business Development

General

GulfSlope Energy, Inc. is an independent oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana in less than 1000’ of water depth.  The Company has leased 21 federal Outer Continental Shelf blocks (referred to as “leases” in this Report) and licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

Since March 2013, we have been singularly focused on identifying high-potential oil and gas prospects. We have licensed 3-D seismic data covering approximately 2.2 million acres and have evaluated this data using advanced interpretation technologies. As a result of these analyses, we have identified and acquired leases on 17 prospects that we believe may contain economically recoverable hydrocarbon deposits, and we plan to continue to conduct more refined analyses of our prospects as well as target additional lease and property  acquisitions. We have focused our activities in the federal waters of the Gulf of Mexico. We have given preference to areas where production infrastructure already exists, which we believe will allow for any discoveries to be developed faster and less expensively with the goal to reduce economic risk while increasing returns.

Competitive Advantages

Experienced management team.  Our management and technical teams have significant experience in finding and developing oil and natural gas. Our team has a track record of discovering and developing multi-billion dollar projects worldwide. Our management team is led by John N. Seitz and Ronald A. Bain, who have over 75 years of combined industry experience exploring for and developing oil and natural gas. Our technical team consists of geoscientists and engineers who have over 150 years of combined industry experience exploring for and developing oil and natural gas. We believe that the strength of our team distinguishes us from many competitive exploration and production (“E&P”) companies.

Advanced seismic image processing.  The commercial improvements in 3-D seismic data imaging and the development of advanced processing algorithms, including pre-stack depth, beam, and reverse time migration, have allowed the industry to better distinguish hydrocarbon traps and identify previously unknown prospects. Specifically, advanced processing techniques improve the definition of the seismic data from a scale of time to a scale of depth, thus correctly locating the images in three dimensions.  Our technical team has significant experience utilizing advanced seismic image processing techniques in our area of concentration.

Industry leading position in our area of concentration.    As a result of interpreting our 3-D seismic data, we have leased 21 blocks which makes us one of the largest lease holders in our area of concentration.   We believe the proprietary reprocessing and contiguous nature of our licensed 3-D seismic data gives us an advantage over other E&P companies operating in our focus area.  We will continue to identify additional leasing opportunities in our focus area that would further enhance our exploration drilling portfolio.

Long-term relationships with industry leading E&P companies.  Our management has long-term relationships with multiple E&P companies we believe may have an interest in participating with us, either through farm-in or farm-out arrangements of future wells to be drilled. The reputation of our management team and the compelling characteristics of our prospects in terms of size, geology and potential for attractive economic returns in the current commodity price environment, should present opportunities for jointly exploiting our prospects with industry leading E&P companies.

Efficient capital utilization.  Our strategy has been to maximize efficiency of our capital utilization by obtaining and reprocessing 3-D seismic data in areas we believe offer significant opportunities at low entry costs. Substantially all of our capital deployed since March 2013 has been for the acquisition of leases in the Gulf of Mexico, licensing of seismic data, expenses related to the salaries of the technical staff who interpret the data, acquisition of the workstation hardware and software used to interpret that data, and the leasing of required office space. We have acquired our 3-D seismic data covering approximately 2.2 million acres on what we believe to be favorable terms.

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

Our technical approach to exploration and development has been to deploy a team of highly experienced geo-scientists who have current and extensive understanding of the geology and geophysics of the petroleum system within our focus area, thereby decreasing the traditional timing and execution risks of advancing up a learning curve. For data purchases, re-processing and interpretation, our technical staff has prioritized specific geographic areas, with the goal to optimize initial capital outlays.

Modern 3-D seismic datasets with acquisition parameters suitable for improved imaging at various depths are readily available in many of these basins, and can be licensed on commercially reasonable terms. Critical to the technical success is the application of the best seismic imaging technology available, in order to optimize delineation of prospective structures and to detect the presence of hydrocarbon-charged reservoirs below many complex geologic features. An example of such a seismic technology is reverse time migration, which we believe to be the most accurate, fastest, and yet affordable, seismic imaging technology for critical depth imaging available today.

Lease and Acquisition Strategy

Our prospect identification and analysis approach is based on a thorough understanding of the geologic trends within our focus areas. The initial exploration program has been focused in areas where lease acquisition opportunities are readily available. We entered into two master 3-D license agreements, together covering approximately 2.2 million acres and we have completed advanced processing on select areas within this licensed seismic area exceeding 1 million acres. We plan to expand this coverage and perform further advanced processing, both with currently licensed seismic data and seismic data to be acquired. We seek to acquire and reprocess the highest resolution data available in the potential prospect’s direct vicinity. This includes advanced imaging information to further our understanding of a particular reservoir’s characteristics, including both trapping mechanics and fluid migration patterns. Reprocessing is accomplished through a series of model building steps that incorporate the geometry of the geology to optimize the final image. The integration of existing geologic understanding and enhanced seismic interpretation by us provides the Company with unique perspectives on existing producing areas and underexplored formations prospective for hydrocarbon production.

We have acquired the leases for 21 blocks and we will evaluate additional sources of growth opportunities with  companies that hold active leases in our focus area. We intend to acquire additional leases by lease sale, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic acquisition, processing, and/or interpretation may become highly advantageous, in order to more precisely define the most optimal drillable location(s).

Drilling and other Exploratory and Development Strategies

With our success in the leasing of our targeted prospects, our plan is to initially enter into farm-in and farm-out arrangements with other oil and gas companies with well-established operating capabilities. Our goals in these transactions will be to diversify risk and minimize capital exposure to exploration drilling costs. We expect much of our exploration drilling cost to be paid by our partners through these transactions in return for our delivery of an identified prospect on acreage we control. Such arrangements are a commonly accepted industry method of proportionately recouping pre-drill cost outlays for seismic, land, and associated interpretation expenses. We cannot assure you, however, that we will be able to enter into any such arrangements on satisfactory terms. In any drilling, we expect that our retained working interest will be adjusted based upon factors such as geologic risk and well cost.

Early monetization of a discovered asset or a portion of a discovered asset is an option for the Company as a means to fund development or additional exploration projects as an alternative to potential equity or debt offerings. However, if a reasonable value were not received from the market at the discovery stage, then we may elect to retain (subject to lease terms) the discovery asset undeveloped, until a reasonable offer is received in line with our perceived market value, or we may elect to seek development partners on a promoted basis in order to substantially reduce capital development requirements. We may also evaluate and seek to acquire producing properties that have a strategic relationship to our focus area.

We expect that any drilling activities will not commence until calendar year 2015, at the earliest.

Oil and Gas Industry

The oil and gas industry is a complex, multi-disciplinary sector that varies greatly across geographies. As a heavily regulated industry, operating conditions are subject to political regimes and changing legislation. Governments can either induce or deter investment in exploration and production, depending on legal requirements, fiscal and royalty structures and regulation. Beyond political considerations, exploration and production for hydrocarbons is an extremely risky business with multiple failure modes. Exploration and production wells require substantial investment and are long-term projects, sometimes exceeding twenty to thirty years. Regardless of the effort spent on an exploration or production prospect, success is difficult to attain. Even though modern equipment, including seismic equipment and advanced software, has helped geologists find producing structures and map reservoirs, they do not guarantee any outcome. Drilling is the only method to ultimately determine whether a prospect will be productive, and even then, many complications can arise during drilling (e.g., those relating to drilling depths, pressure, porosity, weather conditions, permeability of the formation and rock hardness, among others).

Typically, there is a significant chance that exploratory wells will result in non-producing dry holes, leaving investors with the cost of seismic data and a dry well which can total millions of dollars. Even if oil or gas is produced from a particular well, there is always the possibility that treatment, at additional cost, may be required to make production commercially viable. Further, production profiles decline over time. In summary, oil and gas exploration and production is an industry with high risks and high entry barriers.

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

Governmental Regulation

We are subject to various laws and regulations relating to our business and operations, and various health and safety regulations as established by the Occupational Safety and Health Administration.

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

Environmental laws provide for, among other things, restrictions and prohibitions on spills, releases, or emissions of various substances produced in association with oil and gas operations. The laws also require that wells and facility sites be operated, maintained, abandoned, and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such laws can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. The discharge of oil or gas or other pollutants into the air, soil, or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. No assurance can be given that environmental laws will not result in a curtailment of any future production or a material increase in the costs of production, development, or exploration activities or otherwise adversely affect our financial condition, results of operations, or prospects. We could incur significant liability for damages, clean-up costs, and penalties in the event of discharges into the environment, environmental damage caused by us, or previous owners of our property, or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, we could face actions brought by private parties or citizens groups. Any of the foregoing could have a material adverse effect on our financial results.

Failure to comply with environmental laws could result in fines or penalties being owed to third parties or governmental entities, the payment of which could have a material adverse effect on our financial condition or results of operations.

On April 22, 2010, the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico, sank after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Macondo well. Subsequent to the Deepwater Horizon incident in the Gulf of Mexico in April 2010, the Bureau of Ocean Energy Management (“BOEM”) issued a series of Notice to Lessees (“NTLs”) imposing new regulatory requirements and permitting procedures for new wells to be drilled in federal waters of the outer continental shelf (“OCS”). These new regulatory requirements include the following:

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

Waste Discharges. The CWA and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the Environmental Protection Agency (“EPA”) or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment beams and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for noncompliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

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

National Environmental Policy Act. Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. The process involves the preparation of either an environmental assessment or environmental impact statement depending on whether the specific circumstances surrounding the proposed federal action will have a significant impact on the human environment. The NEPA process involves public input through comments, which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system, by process participants. This process may result in delaying the permitting and development of projects, increase the costs of permitting and developing some facilities and could result in certain instances in the cancellation of existing leases.

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

Safe Drinking Water Act. The Safe Drinking Water Act and comparable state statutes restrict the disposal, treatment or release of water produced or used during oil and gas development. Subsurface emplacement of fluids (including disposal wells or enhanced oil recovery) is governed by federal or state regulatory authorities, that in some cases, includes the state oil and gas regulatory authority or the state’s environmental authority. These regulations may increase the costs of compliance for some facilities.

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

Effect of Existing or Probable Governmental Regulations on our Business

We are subject to the following regulations of the SEC and applicable securities laws, rules and regulations:

Accelerated Filer. We are an “accelerated filer” as of September 30, 2014, which will generally increase our reporting obligations and compliance costs as a public company including, but not limited to, (i) our compliance date for filing of this Report is accelerated, and (ii) beginning with our first Quarterly Report on Form 10-Q for the period ended December 31, 2014, we will no longer avail ourselves of the “scaled disclosure requirements” applicable to smaller reporting companies in our filings with the Securities and Exchange Commission (“SEC”).

Sarbanes/Oxley Act.  We are subject to the Sarbanes/Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management's assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act has and will continue to substantially impact our legal and accounting costs.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements, which could make our common stock less attractive to investors.
As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. In particular, we have not included all of the executive compensation related information that would be required in this report if we were not an emerging growth company. In addition, for so long as we are an emerging growth company, we will not be required to:

o	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes- Oxley Act;

o
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and

o	submit certain executive compensation matters to shareholder advisory votes, such as “say on pay” and “say on frequency.”

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have elected not to take advantage of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable.

Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. Also, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) May 13, 2019; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on March 31 of each year. We are currently evaluating and monitoring developments with respect to these new rules and we cannot assure you that we will be able to enjoy part or all of the benefits from the JOBS Act. We cannot predict whether investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Competition

We operate in a highly competitive environment for generating, evaluating and drilling prospects and for acquiring properties.  Many of our competitors are major or large independent oil and gas companies that possess and employ financial resources well in excess of the Company’s. We believe that we may have to compete with other companies when acquiring leases or oil and gas properties.  These additional resources can be particularly important in reviewing prospects and purchasing properties. Competitors may be able to evaluate and purchase a greater number of properties and prospects than our financial or personnel resources permit. Competitors may also be able to pay more for prospects than we are able or willing to pay. Further, our competitors may be able to expend greater resources on the existing and changing technologies that we believe will impact attaining success in the industry. If we are unable to compete successfully in these areas in the future, our future growth may be diminished or restricted. Furthermore, these companies may also be better able to withstand the financial pressures of unsuccessful drill attempts, delays, sustained periods of volatility in financial or commodity markets and generally adverse global and industry-wide economic conditions, and may be better able to absorb the burdens resulting from changes in relevant laws and regulations, which would adversely affect our operations.

Employees

We currently have 14 employees. We utilize consultants, as needed, to perform strategic, technical, operational and administrative functions, and as advisors.

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

General

Our address is 2500 CityWest Blvd., Suite 800, Houston, Texas 77042 and our telephone number is (281) 918-4100. Our web site can be accessed at www.gulfslope.com. You may access and read our SEC filings through the SEC’s web site (www.sec.gov). This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Financial Condition

Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms, if at all, in the future, which may in turn limit our ability to execute our business strategy.

We expect our capital outlays and operating expenditures to increase substantially over at least the next several years as we expand our operations. Lease acquisition costs, as well as drilling operations are very expensive, and we will need to raise substantial additional capital, through equity offerings, strategic alliances or debt financing in 2015.

Our future capital requirements will depend on many factors, including:

•	the number, location, terms and pricing of our anticipated lease acquisitions;
•	our financing of the lease acquisitions and associated bonding;
•	our ability to enter into partnerships and farm-outs with other oil and gas E&P companies and/or financial investors on satisfactory terms;
•	location of any drilling activities, whether onshore or offshore, as well as the depth of any wells to be drilled;
•	cost of additional seismic data to license as well as the reprocessing cost;
•	the scope, rate of progress and cost of any exploration and production activities;
•	oil and natural gas prices;
•	our ability to locate and acquire hydrocarbon reserves;
•	our ability to produce those oil or natural gas reserves;
•	access to oil and gas services and existing pipeline infrastructure;
•	the terms and timing of any drilling and other production-related arrangements that we may enter into;
•	the cost and timing of governmental approvals and/or concessions;
•	the cost, number, and access to qualified industry professionals we employ; and
•	the effects of competition by larger companies operating in the oil and gas industry.

We have budgeted capital and other operating expenditures from October 1, 2014 to December 31, 2015 of approximately $14.5 million.  These estimates are projections only and will vary depending upon a number of factors, including our ability to enter into farm-in and farm-out arrangements, and attract partners that are willing to bear some or all of our share of exploration drilling costs on the leases we have acquired.

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

Our fiscal 2013 audited financial statements contain a going concern qualification, raising questions as to our continued existence.
We have incurred losses since our inception resulting in an accumulated deficit of approximately $24.7 million at September 30, 2014.  Further losses are anticipated as we continue to develop our business.  As a result, in their audit report our independent auditors expressed substantial doubt about our ability to continue as a going concern.  To continue as a going concern, we estimate that we will need approximately $14.5 million to meet our obligations and planned expenditures during the period from October 1, 2014 through December 31, 2015.  These expenditures include lease payments to the BOEM, lease rentals to the BOEM, general and administrative expenses, and costs associated with IT and seismic acquisition and processing.  We plan to finance our operations through equity and/or debt financings. There are no assurances that financing will be available with acceptable terms, if at all. If we are not successful in obtaining financing, our operations would need to be curtailed or ceased.

We have no proved reserves and areas that we decide to drill may not yield oil and natural gas in commercial quantities or quality, or at all.
We have no proved reserves. We have identified prospects based on available seismic and geological information that indicates the potential presence of oil and natural gas. However, the areas we decide to drill may not yield oil and natural gas in commercial quantities or quality, or at all. Most of our current prospects are in various stages of evaluation that will require substantial additional seismic data reprocessing and interpretation. Even when properly used and interpreted, 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. We have not drilled exploratory wells on any of our prospects. Accordingly, we do not know if any of our prospects will contain oil and natural gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil and natural gas is found on our prospects in commercial quantities, construction costs of pipelines and other  transportation costs may prevent such prospects from being economically viable. If one or more of our prospects do not prove to be successful, our business, financial condition and results of operations will be materially adversely affected.

We are substantially dependent on certain members of our management and technical team.
Investors in our common stock must rely upon the ability, expertise, judgment and discretion of our management and the success of our technical team in identifying and acquiring leasehold interests, as well as discovering and developing any oil and gas reserves. Our performance and success are dependent, in part, upon key members of our management and technical team, and their loss or departure could be detrimental to our future success. In making a decision to invest in our common stock, you must be willing to rely to a significant extent on our management’s discretion and judgment. The loss of any of our management and technical team members could have a material adverse effect on our business prospects, results of operations and financial condition, as well as on the market price of our common stock.  We may not be able to find replacement personnel with comparable skills.  If we are unable to attract and retain key personnel, our business may be adversely affected.  We do not currently maintain key-man insurance on any member of the management team.

The seismic data we use are subject to non-exclusive license arrangements and may be licensed to our competitors, which could adversely affect the execution of our acquisition strategy and business plan.
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

We are an oil and natural gas exploration company with limited operating history, and there can be no assurance that we will be successful in executing our business plan. We may never attain profitability.
We commenced our business activity in March 2013, when we entered into 3-D license agreements covering approximately 2.2 million acres, and have entered into additional 3-D license agreements with seismic companies to acquire additional data and reprocess seismic data.  We intend to engage in the drilling, development, and production of oil and natural gas in the future.  As we are a relatively new business, we are subject to all the risks and uncertainties, which are characteristic of a new business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks, as well as those risks that are specific to the oil and gas industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

We may be unable to access the capital markets to obtain additional capital that we will require to implement our business plan, which would restrict our ability to grow.
Our current capital on hand is insufficient to enable us to fully execute our business strategy beyond the second quarter of 2015.  Because we are a company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital.  Our ability to obtain needed financing may be impaired by conditions and instability in the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our leases and prices of oil and natural gas on the commodities markets (which will impact the amount of financing available to us), and/or the loss of key consultants and management. Further, if oil and/or natural gas prices on the commodities markets decrease, then potential revenues, if any, will decrease, which may increase our requirements for capital. Some of the future contractual arrangements governing our operations may require us to maintain minimum capital (both from a legal and practical perspective), and we may lose our contractual rights if we do not have the required minimum capital. If the amount of capital we can raise is not sufficient, we may be required to curtail or cease our operations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.
We have incurred annual operating losses since our inception. As a result, at September 30, 2014, we had an accumulated deficit of approximately $24.7 million.  We had no revenues in 2014 and do not anticipate generating revenues in fiscal 2015, or in subsequent periods unless we are successful in discovering economically recoverable oil or gas reserves.  We expect that our operating expenses will increase as we develop our projects.  We expect continued losses in fiscal year 2015, and thereafter until future discoveries are brought online and begin producing oil and gas.

Our lack of diversification increases the risk of an investment in our common stock.
Our business will focus on the oil and gas industry in commercially advantageous offshore areas of the United States. Larger companies have the ability to manage their risk by diversification. However, we lack diversification, in terms of both the nature and geographic scope of our business. As a result, factors affecting our industry, or the regions in which we operate, will likely impact us more acutely than if our business were diversified.

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

Any change to government regulation/administrative practices may have a negative impact on our ability to operate profitably
The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency impacting any jurisdiction where we might conduct our business activities, including the BOEM, may be changed, applied or interpreted in a manner which may fundamentally alter the ability of the Company to conduct business.  The actions, policies or regulations, or changes thereto, of any government body or regulatory agency or other special interest groups, may have a detrimental effect on us.  Any or all of these situations may have a negative impact on our ability to operate profitably.

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

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future.  Recent volatility in 2014 has seen WTI oil prices drop from a high of $107.26 on June 20, 2014, to a low of $57.81 on December 14, 2014.  This near term volatility may affect future prices in 2017 and beyond.  The volatility of the energy markets make it difficult to predict future oil and natural gas price movements with any certainty.

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
Oil and gas operations are subject to national and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to national and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Environmental standards imposed by national or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons.  We have not been required to spend any amounts on compliance with environmental regulations; however, we may be required to expend substantial sums in the future and this may affect our ability to develop, expand or maintain our operations.

We may be dependent upon third party operators of any oil and gas properties we may acquire.
Third parties may act as the operators of our oil and gas wells, and control the drilling and operating activities to be conducted on our properties, if and when such assets are acquired. Therefore, we may have limited control over certain decisions related to activities on our properties relating to the timing, costs, procedure, and location of drilling or production activities, which could affect the Company’s results.

Our leases may be terminated if we are unable to make future lease payments or if we do not drill in a timely manner.
The failure to timely effect all lease related payments could cause the leases to be terminated by the BOEM.  In addition, the terms of our leases require a well to be drilled on the property within a period of multiple years to be started on the lease date. If a well is not drilled in the stated period, the leases rights will expire resulting in a loss of assets for the Company.

We may not be able to develop oil and gas reserves on an economically viable basis.
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

We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption or financial loss.
The oil and gas industry has become increasingly dependent on digital technologies to conduct certain exploration, development, production, processing and distribution activities. For example, we depend on digital technologies to interpret seismic data, conduct reservoir modeling and record financial and other data. Our industry faces various security threats, including cyber-security threats. Cyber-security attacks in particular are increasing and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although to date we have not experienced any material losses related to cyber-security attacks, we may suffer such losses in the future. Moreover, the various procedures and controls we use to monitor and protect against these threats and to mitigate our exposure to such threats may not be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of intellectual property and other sensitive information essential to our business and could have a material adverse effect on our business prospects, reputation and financial position.

Risks Related to our Common Stock

There is a limited trading market for our shares.  You may not be able to sell your shares if you need money.

Our common stock is traded on the OTC Markets (QB Marketplace Tier), an inter-dealer automated quotation system for equity securities.  During the three months preceding filing of this report, the average daily trading volume of our common stock was approximately 165,000 shares.  As of December 10, 2014, we had 293 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”).  There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.  This situation is attributable to a number of factors, including, but not limited to:

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
Until our common stock is listed on a national securities exchange such as the NASDAQ or the NYSE, we expect our common stock to remain eligible for quotation on the OTCBB and OTCQB.  If we fail to meet the criteria set forth in SEC regulations, various requirements govern the conduct of broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.  This would also make it more difficult for us to raise capital.

We may issue preferred stock.
Our Certificate of Incorporation authorizes the issuance of up to 50 million shares of “blank check” preferred stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that we will not do so in the future.

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

The amendments to our certificate of incorporation approved by the stockholders at the annual meeting could make a merger, tender offer, or proxy contest difficult.
At the annual shareholder meeting in May 2014, shareholders approved an amendment and restatement of our certificate of incorporation to (i) eliminate the ability of stockholders to act by written consent and (ii) to classify the board of directors into three classes with staggered terms. These amendments may discourage, delay or prevent a change in control.

Any of the risk factors discussed herein could have a significant material adverse effect on our business, results of operations, financial condition, or liquidity. Readers of this Report should not consider any descriptions of these risk factors to be a complete set of all potential risks that could affect GulfSlope. These factors should be carefully considered together with the other information contained in this Report and the other reports and materials filed by us with the SEC. Further, any of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our business, results of operations, financial condition, or liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease 6,111 square  feet of office space at our corporate headquarters at 2500 CityWest Blvd., Suite 800, Houston, Texas 77042 on market terms through July 31, 2015.  We own office equipment, office furniture, and computer equipment.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $0.001 par value per share, is quoted on the OTCBB and the OTCQB under the symbol “GSPE.” Shares of our common stock have historically been thinly traded.  As a result, our stock price as quoted by the OTCBB or OTCQB may not reflect an actual or perceived value.  The following table sets forth the approximate high and low bid prices for our common stock for the last three fiscal years and interim periods.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ended September 30, 2014	High Bid	Low Bid

Fourth Quarter	$0.55	$0.19
Third Quarter	$4.95	$0.31
Second Quarter	$1.48	$0.91
First Quarter	$1.50	$0.66

Fiscal Year Ended September 30, 2013	High Bid	Low Bid

Fourth Quarter	$0.66	$0.42
Third Quarter	$0.55	$0.39
Second Quarter	$0.41	$0.20
First Quarter	$0.41	$0.30

Fiscal Year Ended September 30, 2012	High Bid	Low Bid

Fourth Quarter	$0.40	$0.40
Third Quarter	$1.20	$0.20
Second Quarter	$0.60	$0.60
First Quarter	$1.05	$0.60

Holders

The number of record holders of the Company’s common stock, as of December  10, 2014, is approximately 293.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Effective May 29, 2014, the Company’s stockholders approved and adopted the Company’s 2014 Omnibus Incentive Plan (the "Plan"). The total number of shares that are available for awards under the Plan are 37,500,000 shares.  As of September 30, 2014, 5,730,000 shares had been awarded under the Plan.

Equity Compensation Plan Information as of September 30, 2014
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
	(a)	(b)	(c)
Equity compensations plans approved by security holders	0	N/A	31,770,000
Equity compensations plans not approved by security holders	2,000,000	$0.12 per share	0

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

Overview

GulfSlope Energy, Inc   is an independent oil and natural gas exploration company whose interests are concentrated in the United States, Gulf of Mexico federal waters offshore Louisiana in less than 1000’ of water depth.  The Company has leased 21 federal Outer Continental Shelf blocks (referred to as “leases” in this report) and licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

GulfSlope is a Delaware corporation, and our principal offices are located at 2500 CityWest Blvd., Suite 800, Houston, Texas 77042. Our telephone number is (281) 918-4100. Our website address is www.gulfslope.com.

The Company has invested significant technical person hours in the proprietary interpretation of seismic data and the associated reprocessing of this data. The result of this proprietary interpretation has been the identification of multiple prospects that we believe may have substantial potential hydrocarbon deposits.  Our primary objective in 2014 was to acquire multiple prospects, which resulted in the acquisition of 21 leases in the March 2014 Central Gulf of Mexico Lease Sale 231.  As a result of the acquisition of these targeted lease blocks, we intend to cause multiple exploration wells to be drilled from our portfolio.  We anticipate lowering our capital exposure to exploration drilling activities by seeking to enter into a series of partnerships whereby partners will pay some or all of our portion of exploration drilling costs.  In return, we plan to deliver our seismic and geologic interpretation justifying the exploration drilling and the ownership of the leases.

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

In March 2014, the Company entered into a farm out letter agreement with Texas South relating to five prospects located within 23 blocks we bid on at the Central Gulf of Mexico Lease Sale 231.  Of the blocks containing the 5 prospects, the Company was the high bidder on 4 prospects.  Under the terms of the farm-out letter agreement, Texas South will acquire up to a 20% working interest in these prospects for up to $10 million, of which $8.2 million has been paid to date.  Texas South has also agreed to pay its proportionate share of the net rental costs related to these prospects.   The Company will be the operator of record and has the right to negotiate all future joint operating agreements related to the leases, including these prospects.

In October 2013, the Company concluded a private placement of its common stock at a price of $0.12 per share, raising an aggregate of $5,154,373 through the sale of 42,952,773 shares of common stock and the issuance of 2,440,903 shares of common stock upon conversion of $292,908 of outstanding indebtedness.

 In July 2014, the Company closed an equity financing in which 33,448,335 shares of common stock were sold to the selling stockholders for gross proceeds of $8,027,600.

In August 2014, the Company closed an equity financing in which 1,500,000 shares of common stock were sold to the selling stockholders for gross proceeds of $360,000.

The Company has incurred accumulated losses for the period from inception to September 30, 2014 of approximately $24.7 million.  Further losses are anticipated in developing its business.  As a result, the Company’s auditors have expressed substantial doubt about its ability to continue as a going concern.  As of September 30, 2014, the Company had $4,410,302 of unrestricted cash on hand.  The Company estimates that it will need to raise a minimum of $10.1 million to meet its obligations and planned expenditures during calendar year 2015. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. Further, capitalized G&G costs that are directly associated with unevaluated properties not yet owned by the Company are included in the depletion base.  As of September 30, 2014, the Company had no proved reserves, nor any unevaluated properties.    As a result, the geological and geophysical costs are included in the amortization base as incurred and, per Rule 4-10, are subject to the ceiling limitation test, resulting in immediate impairment.  As of September 30, 2014, the Company had unproved properties and no proved reserves.  The costs of unproved properties and related capitalized costs are withheld from the depletion base until such time as they are either developed or abandoned.  Capitalized costs that are directly associated with unproved properties acquired by the Company are included in the full cost pool.

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

In accordance with one of our seismic data licensing agreements, certain funds have been placed in an escrow account for the purpose of making a future installment payment and are restricted from use in our operations.  Those funds have been classified as restricted cash and the restricted cash at September 30, 2014 was $1.5 million.

Property and equipment are carried at cost.  We assess the carrying value of our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Factors Affecting Comparability of Future Results

Success in Acquiring Oil and Gas Leases or Prospects.  As a result of our 3-D seismic imaging and reprocessing, we have identified and acquired the 21 lease blocks which we believe may potentially contain economically recoverable reserves.  We have successfully executed phase one of our lease acquisition strategy.

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

Results of Operations for the Twelve Months Ended September 30, 2014 compared to September 30, 2013

We had no revenue during the twelve month periods ended September 30, 2014 and September 30, 2013.  Impairment of geological and geophysical costs were approximately $2.7 million for the twelve months ended September 30, 2014, and approximately $15.1 million for the twelve months ended September 30, 2013.  The decrease of approximately $12.4 million in impaired geological and geophysical costs was primarily attributed to the initial acquisition of the majority of the seismic data in 2013. General and administrative expenses were approximately $2.5 million for the twelve months ended September 30, 2014, compared to $2.2 million for the twelve months ended September 30, 2013.  The increase in general and administrative expenses of approximately $0.3 million for the twelve months ended September 30, 2014 compared to the twelve months ended September 30, 2013 was primarily attributed to an increase in salaries, legal/accounting, and office expenses.

We had a net loss of approximately $5.5 million for the twelve months ended September 30, 2014, compared to a net loss of $17.5 million for the twelve months ended September 30, 2013.  The decrease in net loss of approximately $12.0 million was primarily attributable to the impairment of the $15.1 million of geological and geophysical costs for the twelve months ended September 30, 2013 compared to the impairment of $2.7 million of geological and geophysical costs for the twelve months ended September 20, 2014; and the aforementioned $0.3 million increase in general and administrative expenses for the twelve months ended September 30, 2014.

The basic loss per share for the twelve months ended September 30, 2014 was $0.01, compared to a net loss per share of $0.04 for the twelve months ended September 30, 2013.

For the twelve months ended September 30, 2014 we used approximately $6.2 million of net cash from operating activities, compared with approximately $1.4 million of net cash used in operating activities for the twelve months ended September 30, 2013. This differential is primarily due to an approximately $3.5 million decrease in accrued liabilities, and an approximately $0.4 million decrease in payables, accrued expenses, related party payables and accrued interest payable.  For the twelve months ended September 30, 2014 we used approximately $4.9 million of net cash in investing activities, compared with approximately $6.5 million for the twelve months ended September 30, 2013. This differential of approximately $1.6 million is primarily due to the difference in capitalized explorations costs of approximately $4.8 million for September 30, 2014 compared to approximately $6.4 million for September 30, 2013. For the twelve months ended September 30, 2014 we received approximately $15.2 million of net cash from financing activities, compared with approximately $7.7 million of net cash from financing activities for the twelve months ended September 30, 2013. This differential is due to proceeds from common stock sales of approximately $13.1 million and loans of approximately $1.2 million, plus the release of $1.0 million of restricted cash for the twelve months ended September 30, 2014 compared with approximately $3.5 million of proceeds from stock sales and approximately $6.7 million from related party loans and the segregation of $2.5 million as restricted cash for the twelve months ended September 30, 2013.

As of September 30, 2014, the Company’s unrestricted cash balance was $4.4 million, compared to an unrestricted cash balance of $0.3 million as of September 30, 2013.   The Company’s fiscal 2014 unrestricted cash increase of approximately $4.1 million was primarily due to its use of net cash from operating activities of approximately $6.1 and its use of approximate $5.0 million in exploration costs and lease acquisition partially offset by $15.2 million of total funds received from the sale of stock and related party loans.

At September 30, 2014, the Company’s assets primarily consisted of approximately $4.4 million unrestricted cash, $1.5 million restricted cash, $0.1 million net fixed assets, $2.1 million in oil and natural gas properties and $0.2 million of other non-current assets comprised of deposits and prepaid expenses.  At September 30, 2013, the Company’s only assets were $0.3 million unrestricted cash, $2.5 million restricted cash, and $0.1 million net fixed assets and prepaid expenses.

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

The basic loss per share for the twelve months ended September 30, 2013 was $0.04, compared to a net loss per share of $0.02 for the twelve months ended September 30, 2012.

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

Liquidity and Capital Resources

As of September 30, 2014, we had approximately $4.4 million of cash on hand, excluding $1.5 million of restricted cash in an escrow account earmarked for a future payment associated with seismic data.  As of September 30, 2014, we owed our chief executive officer $6.5 million, bearing interest at the rate of 5% per annum, $5.3 million of these loans are convertible into shares of common stock at a conversion price of $0.12 per share.

As of the date hereof, we believe that we have sufficient cash on hand to fund operations through the second quarter of 2015.  We have budgeted capital expenditures and other operating expenses for the period October 1, 2014 to December 31, 2015 of approximately $14.5 million. These estimates are projections only and will vary depending upon a number of factors, including our ability to acquire additional leases, enter into farm-in and farm-out arrangements, and attract partners that are willing to bear some or all of our portion of the costs of conducting exploration drilling activities on the leases we currently own and other leases which we will ultimately acquire.  Additionally, depending upon the execution of our business plan, we may determine to acquire additional leasehold interests and fund the acquisition of additional seismic data and seismic processing, which expenditures will be funded through future equity offerings, debt or a combination of both.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended September 30, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (“ASU No. 2014-10”), which eliminated the definition of a Development Stage Entity and the related reporting requirements. ASU No. 2014-10 is effective for annual reporting periods beginning after December 15, 2014, with early adoption allowed.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The Company chose to adopt ASU No. 2014-10 early, effective in its financial statements for the period ended September 30, 2014.

In August 2014,  the FASB issued Accounting Standard Update No. 2014-15 (“ASU No. 2014-15”),  Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, early application is permitted.

We are currently evaluating the accounting implication and do not believe the adoption of ASU 2014-15 to have material impact on our consolidated financial statements, although there may be additional disclosures upon adoption.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the company’s financial statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GulfSlope Energy, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GulfSlope Energy, Inc.
Houston, Texas

We have audited the accompanying balance sheets of GulfSlope Energy, Inc. as of September 30, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended September 30, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GulfSlope Energy, Inc. at September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated losses and negative cash flows from operations for the period from inception through September 30, 2014. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/Mantyla McReynolds
Mantyla McReynolds
Salt Lake City, Utah
December 15, 2014

GulfSlope Energy, Inc.

BALANCE SHEETS

	September 30,
Assets	2014	2013
Current Assets
Cash and Cash Equivalents	$4,410,302	$310,199
Restricted Cash	1,500,077	2,500,317
Prepaid Expenses and Other Current Assets	33,602	5,514
Total Current Assets	5,943,981	2,816,030
Property and Equipment, net of depreciation	107,971	70,188
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	2,055,978	-
Other Non-Current Assets	150,000	18,760
Total Non-Current Assets	2,313,949	88,948
Total Assets	$8,257,930	$2,904,978

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$45,210	$156,439
Related Party Payable	266,737	490,101
Accrued Interest Payable	40,812	94,986
Accrued Expenses and Other Payables	2,503,064	3,093,065
Loans from Related Parties	6,460,000	5,500,000
Note Payable	4,427	-
Total Current Liabilities	9,320,250	9,334,591
Accrued Expenses and Other Payables, Net of Current Portion	-	3,003,065
Total Liabilities	9,320,250	12,337,656
Commitments and Contingencies
Stockholders' Equity (Deficit)
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	-	-
Common Stock; par value ($0.001);
Authorized 975,000,000 and 750,000,000 shares, as of September 30, 2014 and 2013, respectively; issued and outstanding 660,672,345 and 577,210,000, as of September 30, 2014 and 2013, respectively	660,672	577,210
Additional Paid-in Capital	22,936,685	9,139,917
Accumulated Deficit	(24,659,677)	(19,149,805)
Total Stockholders’ Equity (Deficit)	(1,062,320)	(9,432,678)
Total Liabilities and Stockholders' Equity (Deficit)	$8,257,930	$2,904,978

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2014	2013	2012

Revenues	$-	$-	$-
Impairment of Oil and Natural Gas Properties	2,726,103	15,120,574	-
General & Administrative Expenses	2,496,248	2,237,269	1,537,215
Net Loss from Operations	(5,222,351)	(17,357,843)	(1,537,215)
Other Income/(Expenses):
Interest Income	2,732	316	-
Interest Expense	(290,253)	(94,986)	(60)
Net Loss Before Income Taxes	(5,509,872)	(17,452,513)	(1,537,275)
Provision for Income Taxes	-	-	-
Net Loss	$(5,509,872)	$(17,452,513)	$(1,537,275)
Loss Per Share – Basic and Diluted	$(0.01)	$(0.04)	$(0.02)
Weighted Average Shares Outstanding - Basic and Diluted	627,628,630	394,016,867	83,487,568

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from September 30, 2011 through September 30, 2014

	Common		Additional Paid-in Capital	Common Stares To Be Issued	Additional Paid-in Capital Common Shares To Be Issued	Subscription Receivable	Accumulated Deficit	Net Stockholders' Equity (Deficit)

	Shares	Amount

Balance, September 30, 2011	10,000,000	$10,000	$125,260	11,650,000	$116,500	$(6,500)	$(160,017)	$85,243
Shares issued from common shares to be issued	11,650,000	11,650	104,850	(11,650,000)	(116,500)	6,500	-	6,500
Common stock issued for cash	78,500,000	78,500	706,500	-	-	-	-	785,000
Shares issued for services	135,000,000	135,000	1,215,000	-	-	-	-	1,350,000
Net loss for the twelve months ended September 30, 2012	-	-	-	-	-	-	(1,537,275)	(1,537,275)
Balance, September 30, 2012	235,150,000	$235,150	$2,151,610	-	$-	$-	$(1,697,292)	$689,468
Common stock issued for technology license	243,516,666	243,517	2,191,650	-	-	-	-	2,435,167
Common stock issued for services	16,000,000	16,000	144,000	-	-	-	-	160,000
Common stock issued for cash	72,543,334	72,543	3,462,657	-	-	-	-	3,535,200
Common stock issued to settle related party debt	10,000,000	10,000	1,190,000	-	-	-	-	1,200,000
Net loss for the twelve months ended September 30, 2013	-	-	-	-	-	-	(17,452,513)	(17,452,513)
Balance, September 30, 2013	577,210,000	$577,210	$9,139,917	-	$-	$-	$(19,149,805)	$(9,432,678)
Common stock issued for services	1,620,000	1,620	192,780	-	-	-	-	194,400
Common stock issued to settle debt	2,440,903	2,441	290,467	-	-	-	-	292,908
Common stock issued for cash	77,901,442	77,901	13,059,097	-	-	-	-	13,136,998
Restricted Common stock	1,500,000	1,500	43,500	-	-	-	-	45,000
Amortization of employee stock options and restricted stock	-	-	210,928	-	-	-	-	210,928
Net loss for the twelve months ended September 30, 2014	-	-	-	-	-	-	(5,509,872)	(5,509,872)
Balance September 30, 2014	660,672,345	$660,672	$22,936,685	-	$-	$-	$(24,659,677)	$(1,062,320)

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2014	2013	2012
OPERATING ACTIVITIES
Net Loss	$(5,509,872)	$(17,452,513)	$(1,537,275)
Adjustments to reconcile net loss to net cash
From Operating Activities:
Impairment of Oil and Natural Gas Properties	2,726,103	15,120,574	-
Depreciation	34,565	7,217	-
Stock issued for services	194,400	160,000	1,350,000
Stock based compensation	151,712	-	-
Changes in operating assets and liabilities:
(Increase) Decrease in Prepaid Expenses	121,299	323,859	(329,373)
(Increase) Decrease in Other Assets	-	(18,760)	-
Increase (Decrease) in Accounts Payable	(130,619)	15,250	31,189
Increase (Decrease) in Related Party Payable	(223,364)	322,418	29,563
Increase (Decrease) in Accrued Interest	(53,766)	94,986	-
Increase (Decrease) in Accrued Liabilities	(3,480,565)	45,000	(100)
Net Cash Used in Operating Activities	(6,170,107)	(1,381,969)	(455,996)

INVESTING ACTIVITIES
Lease Deposits	(150,000)	-	-
Leases Purchased	(8,126,972)	-	-
Proceeds From Sale of Working Interest	8,200,000	-	-
Capitalized Exploration Costs	(4,731,506)	(6,388,319)	-
Purchase of Equipment	(72,351)	(77,405)	-
Net Cash Used in Investing Activities	(4,880,829)	(6,465,724)	-

FINANCING ACTIVITIES
Restricted cash	1,000,240	(2,500,317)	-
Proceeds from Stock Issuance	13,136,998	3,535,200	791,500
Proceeds from Related Party Loans	1,160,000	6,700,000	-
Payments on Note Payable	(126,199)	-	-
Payments on Related Party Loans	(20,000)	-	-
Net Cash Provided by Financing Activities:	15,151,039	7,734,883	791,500

Net Increase (Decrease) in cash	4,100,103	(112,810)	335,504
Beginning Cash Balance	310,199	423,009	87,505
Ending Cash Balance	$4,410,302	$310,199	$423,009

Supplemental Schedule of Cash Flow Activities
Cash paid for income taxes	$-	$125	$-
Cash paid for interest	$344,427	$-	$60
Common stock issued for prepaid expenses	$-	$-	$550,000
Common stock issued to settle accrued expenses	$112,500	$-	$-
Shares issued upon conversion of note payable	$180,000	$1,200,000	$-
Non-cash Investing and Financing Activities
Purchase of Developmental Capital Expenditures
Through Issuance of Common Stock	-	2,435,167	-
Included in Accrued Expenses	2,503,065	6,051,130	-
Included in Accounts Payable	19,390	109,458	-
Included in Related Party Payable	19,500	136,500	-

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

GulfSlope Energy, Inc. (the “Company”, “GulfSlope”, “us”, “we”, or “our”), is an independent oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana in less than 1000’ of water depth.  The Company has leased 21 federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases”) and licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

(b) Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and the instructions to Form 10-K and Regulation S-X published by the US Securities and Exchange Commission (the "SEC"). The accompanying financial statements include the accounts of the Company.

(c) Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents.  Cash equivalents consist primarily of interest-bearing bank accounts and money market funds.  The Company’s cash positions represent assets held in a checking account.  These assets are generally available on a daily or weekly basis and are highly liquid in nature.

(d) Restricted Cash

In accordance with a seismic data licensing agreement, certain funds have been placed in an escrow account for the purpose of making an installment payment in the future and are restricted from use in operations.  These funds have been classified as restricted cash.

(e) Full Cost Method

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

The costs of unproved properties and related capitalized costs are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  Capitalized costs that are directly associated with unproved properties acquired by the Company during the year are included in the full cost pool.  As of September 30, 2014, the Company had no proved reserves.

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

(f) Capitalized Interest

Interest is capitalized on the cost of unevaluated gas and oil properties that are excluded from amortization and actively being evaluated, if any.

(g) Property and Equipment

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

The Company assesses the carrying value of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing estimated undiscounted cash flows, expected to be generated from such assets, to their net book value.  If net book value exceeds estimated cash flows, the asset is written down to its fair value, determined by the estimated discounted cash flows from such asset.  When an asset is retired or sold, its cost and related accumulated depreciation and amortization are removed from the accounts. The difference between the net book value of the asset and proceeds on disposition is recorded as a gain or loss in our statements of operations in the period in which they occur.

(h) Income Taxes

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

(i) Stock-Based Compensation

The Company records expenses associated with the fair value of stock-based compensation. For fully vested and restricted stock grants, the Company calculates the stock based compensation expense based upon estimated fair value on the date of grant. For stock warrants and options, the Company uses the Black-Scholes option valuation model to calculate stock based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

(j) Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

(k) Earnings per Share – Basic and Dilutive

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period.  Potential common shares include stock options, warrants, and restricted stock.  The number of potential common shares outstanding relating to stock options, warrants, and restricted stock is computed using the treasury stock method.

As the Company has incurred losses for the years ended September 30, 2014 and 2013, the potentially dilutive shares are anti-dilutive and thus not added into the EPS calculations.  As of September 30, 2014, 2013 and 2012, there were 52,786,765; 45,833,333 and 0 potentially dilutive shares, respectively.

(l) Statement of Cash Flows

For purposes of the Statements of Cash Flows, the Company considers cash on deposit in the bank to be cash.  The Company had $4,410,302 unrestricted cash as of September 30, 2014.  The Company had $310,199 and $423,009 unrestricted cash as of September 30, 2013 and 2012, respectively.

(m) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(n) Impact of New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (“ASU No. 2014-10”), which eliminated the definition of a Development Stage Entity and the related reporting requirements. ASU No. 2014-10 is effective for annual reporting periods beginning after December 15, 2014, with early adoption allowed.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments in this update are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, and early adoption is required. The Company chose to adopt ASU No. 2014-10 early, effective in its financial statements for the period ended September 30, 2014.

In August 2014,  the FASB issued Accounting Standard Update No. 2014-15 (“ASU No. 2014-15”),  Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, early application is permitted.

We are currently evaluating the accounting implication and do not believe the adoption of ASU 2014-15 to have material impact on our consolidated financial statements, although there may be additional disclosures upon adoption.

The company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the company’s financial statement.

NOTE 2 - LIQUIDITY/GOING CONCERN

The Company has incurred accumulated losses for the period from inception (December 12, 2003) to September 30, 2014 of $24,659,677.  Further losses are anticipated in developing our business.  As a result, the Company’s auditors have expressed substantial doubt about its ability to continue as a going concern.  As of September 30, 2014, the Company had $4,410,302 of unrestricted cash on hand.  The Company estimates that it will need to raise a minimum of $14.5 million to meet its obligations and planned expenditures during October 1, 2014 through December 31, 2015. The Company plans to finance the Company through equity and/or debt financings. There are no assurances that financing will be available with acceptable terms, if at all.  If the company is not successful in obtaining financing, operations would need to be curtailed or ceased. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company properly capitalized these G&G costs incurred during the fiscal year ended September 30, 2013 and included them in the depletion base because the Company did not yet own the specific unevaluated properties these costs related to. Therefore, these G&G costs were subject to the ceiling limitation test, resulting in immediate impairment for accounting purposes.

During October through December 2013, the Company incurred $808,613 in consulting fees, salaries and benefits associated with consultants and full-time geoscientists, $787,935 associated with technological infrastructure and third party hosting services and seismic data, and $80,000 for an independent recoverable resource study. During January through March 2014, the Company incurred $618,173 in consulting fees, salaries and benefits associated with consultants and full-time geoscientists, and $431,382 associated with technological infrastructure and third party hosting services and seismic data. The Company properly capitalized these G&G costs and included them in the depletion base because the Company did not yet own the specific unevaluated properties these costs related to. Therefore, these G&G costs were subject to the ceiling limitation test, resulting in immediate impairment in accordance with the full cost method for the year ended September 30, 2014.

NOTE 4 – OIL AND GAS PROPERTIES

During March 2014, the Company bid on 23 blocks in the Central Gulf of Mexico Lease Sale 231, conducted by the Bureau of Ocean Energy Management (BOEM). Of those 23 bids, we were the high bidder on 22 of 23 blocks. During May and June of 2014, the Company was awarded 21 of the 22 blocks and paid the remaining 80 percent lease bid amount and the first year lease rentals on all of the awarded blocks. The total amount paid was $8,126,972, which includes the 20% lease deposit amount, the remaining 80% and the first year lease rental payment. For the period October 1, 2013 to March 31, 2014 the Company incurred $1,426,786 in consulting fees and salaries and benefits associated with full-time geoscientists, and $1,299,317 associated with technological infrastructure, third party hosting services and seismic data.  In accordance with the full cost method of accounting, these costs were capitalized but then impaired. During the period April 1 to September 30, 2014 the Company incurred $1,365,238 in consulting fees and salaries and benefits associated with full-time geoscientists, and $763,767 associated with technological infrastructure, third party hosting services and seismic data. The Company properly capitalized these geological and geophysical (G&G) costs because the Company acquired specific unevaluated properties during the period that these costs relate to. The capitalized exploration costs of $2,129,005 and the $8,126,972 paid for the awarded leases are netted with the $8,200,000 received for the sale of a 20% working interest in five of our prospects resulting in the amount of our unproved oil and gas properties of $2,055,977 reflected on our balance sheet.

In March 2014, the Company entered into a farm out letter agreement with Texas South Energy, Inc. (“Texas South”) relating to five prospects located within the blocks the Company bid on at the Central Gulf of Mexico Lease Sale 231.  Under the terms of the farm-out letter agreement, Texas South may acquire up to a 20% working interest in 5 prospects for up to $10 million.  As of September 30, 2014, the Company had received $8.2 million of the proceeds from the agreement.  In accordance with full cost requirements, the Company recorded the proceeds from the transaction as an adjustment to capitalized costs with no gain recognition.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2014, September 30, 2013 and September 30, 2012:

	September 30,
	2014	2013

Office equipment and computers	$129,419	$57,071
Furniture and fixtures	16,280	16,280
Leasehold improvements	4,054	4,054

Total	149,753	77,405
Less: accumulated depreciation	(41,782)	(7,217)

Net property and equipment	$107,971	$70,188

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Life
Office equipment and computers	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of 5 years or related lease term

Depreciation expense was $34,565; $7,217 and $0 for the years ended September 30, 2014, 2013 and 2012, respectively.

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following as of September 30, 2014, 2013 and 2012:

	9/30/2014	9/30/2013	9/30/2012
FEDERAL
Current	$-	$-	$-
Deferred	-	-	-
STATE
Current	-	-	-
Deferred	-	-	-
TOTAL PROVISION	$-	$-	$-

Deferred income tax assets and liabilities at September 30, 2014, 2013 and 2012 consist of the following temporary differences:

	9/30/2014	9/30/2013
DEFERRED TAX ASSETS
Current	$-	$-
Noncurrent
Net operating losses	2,825,208	1,166,327
Exploration costs	873,708	1,701,065
Differences in book/tax depreciation	-	-
Total noncurrent	$3,698,916	$2,867,392
Valuation Allowance	(3,698,916)	(2,867,392)
NET DEFERRED TAX ASSET	-	-
DEFERRED TAX LIABILITIES	-	-
NET DEFERRED TAXES	$-	$-

The Company’s valuation allowance has increased $831,524 during the year ended September 30, 2014; $2,531,363 during the year ended September 30, 2013, and $307,151 during the year ended September 30, 2012.

The following is a summary of federal net operating loss carryforwards and their expiration dates:

Amount	Expiration
$3,203	9/30/2024
7,695	9/30/2025
18,447	9/30/2026
16,876	9/30/2027
17,986	9/30/2028
8,596	9/30/2029
7, 713	9/30/2030
64,097	9/30/2031
513,914	9/30/2032
7,155,229	9/30/2033
11,020,965	9/30/2034
$18,834,721	Total

The actual income tax provision for continuing operations is as follows as of September 30, 2014, 2013, and 2012 respectively, and:

	9/30/2014	9/30/2013	9/30/2012
Expected provision (based on statutory rate)	$(826,481)	$(2,617,887)	(307,455)
Effect of:
Increase in valuation allowance	831,524	2,531,363	307,152
State minimum tax, net of federal benefit	-	-	-
Non-deductible expense	1,108	2,541	303
Net Operating Loss Adjustment	(5,736)	-	-
Rate Change	-	83,973	-
Other, net	(415)	10	-

Total actual provision	$-	$-	$-

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within general and administrative expenses for penalties and interest expense. For the years ended September 30, 2014, 2013 and 2012, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of September 30, 2014, 2013 and 2012 relating to unrecognized benefits.

The tax years ended September 30, 2011 through 2014 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

In June 2012, James Askew was appointed as the Company’s president, chief executive officer, secretary, treasurer, and as chairman of the board of directors.  In connection with the appointment of Mr. Askew, in June 2012, the Company and Mr. Askew entered into an employment agreement whereby Mr. Askew was paid a base salary of $300,000 per year and a one-time cash sign-on bonus of $100,000.   The employment agreement replaced and superseded Mr. Askew’s consulting agreement entered into in May 2012 (see description of the May 2012 consulting agreement above).  The 50 million shares issued to Mr. Askew were unaffected by the replacement of the May 2012 consulting agreement with the June 2012 employment agreement.

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

Effective March 2013, the Company amended the employment agreement of James Askew to allow the Company to terminate such agreement at any time.  The Company agreed to pay Mr. Askew a severance payment upon termination in the amount of up to $100,000 as reimbursement for any tax liabilities incurred by Mr. Askew during calendar year 2013 arising from previous salary and other compensation paid to Mr. Askew.    The termination amount was accrued and recorded as a related party payable as of September 30, 2013.  The termination amount was paid during the fiscal year ended September 30, 2014.

In March 2013, the Company entered into a one-year consulting agreement with ConRon Consulting, Inc. (“ConRon”) whereby ConRon assisted the Company in negotiating licensing for certain seismic data, as well as providing other general consulting.  ConRon is an affiliate of Ron Bain, the Company’s current chief operating officer.  Pursuant to the agreement, compensation for ConRon was $30,000 per month.  The ConRon consulting agreement was terminated in October 2013, and beginning in November 2013, Mr. Bain is paid an annual salary of $360,000 as an employee of the Company.  As of September 30, 2013, the consulting fees for the months of March through September totaling $210,000 were unpaid and recorded as a related party payable.  $150,000 of this amount was paid during the fiscal year ended September 30, 2014.

In March 2013, the Company entered into a one-year consulting agreement with John N. Seitz, its current chief executive officer and chairman, whereby Mr. Seitz assisted the Company in negotiating licensing for certain seismic data, as well as provide other general consulting.   Pursuant to the agreement, Mr. Seitz was to receive compensation of $40,000 per month.   The agreement was terminated in May 2013, as Mr. Seitz was appointed as the Company’s chief executive officer and chairman and it is expected that Mr. Seitz will enter into an arrangement with the Company in the future regarding compensation.  As of September 30, 2013, the consulting fees for the months of March through May totaling $120,000 were unpaid and recorded as a related party payable.  The fees were paid during the fiscal year ended September 30, 2014.

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

During April 2013 through June 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current Chief Executive Officer (CEO).   The notes are due on demand, bear interest at a rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, Mr. Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock pursuant to the aforementioned convertible promissory notes. The shares were issued in July 2013.  As of September 30, 2013, there was a total of $94,319 accrued interest associated with these loans and the Company has recorded $94,319 in interest expense.  Additionally, in June of 2014, the Company entered into a promissory note whereby it borrowed a total of $1,160,000 from Mr. Seitz. The note is due on demand and bears interest at a rate of 5% per annum. There was a total of $40,812 of unpaid interest associated with these loans included in accrued liabilities within our balance sheet as of September 30, 2014.

During September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $200,000 from Dr. Ronald Bain, its current President and Chief Operating Officer (COO), and his affiliate ConRon.  The notes are due on demand, bear interest at a rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors).   In October 2013, Dr. Bain converted principal and accrued interest in the amount of $180,408 into 1,503,403 shares of common stock. In November 2013, the Company repaid in full the $20,000 remaining principal balance (plus accrued interest) of the convertible promissory note.

In October 2013, the Company issued 937,500 shares of common stock to Brady Rodgers, the Company’s Vice President of Engineering and Business Development, to settle $112,500 of fees due to Mr. Rodgers for services rendered.

In October 2013, the Company issued a ten-year option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share to Mr. Rodgers.  A fair value of $161,143 was computed using the Black-Scholes option-pricing model, of which $112,874 has been expensed during the twelve months ended September 30, 2014. The options vest 50% in October 2014 and 50% in October 2015.

Domenica Seitz CPA, has provided accounting consulting services to the Company. During the twelve month period ended September 30, 2014, the services provided were valued at $59,510 based on market-competitive salaries, time devoted and professional rates. The Company has accrued this amount, and it has been reflected in the September 30, 2014 financial statements. The Company has also engaged a third party professional services firm to assist with accounting and internal controls and maintains the proper segregation of duties.

James M. Askew is the sole officer, director and greater than 10% shareholder of Texas South Energy, Inc. ("Texas South"), the entity with which the Company entered into the March 2014 farm-out letter agreement pursuant to which the Company agreed to convey certain working interests in potential prospects.  Subsequent to the execution of the March 2014 Texas South farm-out agreement, Mr. Askew resigned as a director of the Company.

Mr. Seitz has not received a salary since May 31, 2013, the date he commenced serving as our CEO and accordingly, no amount has been accrued on our financial statements. Prior to serving as an executive officer, Mr. Seitz served as a Company consultant and the Company has accrued $120,000 of consulting compensation owed to Mr. Seitz.  As of September 30, 2014, Mr. Seitz beneficially owns 244,552,321 shares of the Company’s common stock (including shares issuable upon conversion of the principal amount plus accrued interest of convertible notes held by Mr. Seitz).  The Company recognizes that his level of stock ownership significantly aligns his interests with shareholders’ interests. From time to time, the compensation committee may consider compensation arrangements for Mr. Seitz given his continuing contributions and leadership.

In connection with the Company’s 2013 private placement of common stock at a purchase price of $0.12 per share, Mr. John Malanga, our Chief Financial Officer, purchased 166,667 shares of common stock, Mr. Rodgers, purchased 256,106 shares of common stock, Mr. Paul Morris, a Director, purchased 1,666,667 shares of common stock, and Mr. Richard Langdon, a Director, purchased 416,667 shares of common stock.

In connection with the Company’s 2014 private placement of common stock at a purchase price of $0.24 per share, Mr. Bain, our President and COO, purchased 750,000 shares of common stock, Mr. Charles Hughes, Vice President, Land purchased 100,000 shares of common stock, and Mr. Paul Morris, a Director, purchased 416,667 shares of common stock.

NOTE 8 - COMMON STOCK/PAID IN CAPITAL

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

In October 2013, the Company issued a ten-year option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share to Mr. Rodgers. The options vest 50% in October 2014 and 50% in October 2015.

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

During July 2014, the Company sold 33,448,335 shares of common stock in a private placement at a price of $0.24 per share for $8,027,600 cash.

In July 2014, John H. Malanga, chief financial officer and chief accounting officer, was awarded 2,500,000 shares of restricted stock, with a fair value of $600,000, one-half of which vests in July 2015 and the remaining half vests in July 2016.

In August 2014, the Company closed an equity financing in which 1,500,000 shares of common stock were sold at a price of $0.24 per share for gross proceeds of $360,000.

In September 2014, the Company awarded 3,030,000 shares of restricted stock to six employees, one-half of which vests in September 2015 and the remaining half vests in September 2016.

Shares of the restricted stock awards will be issued to the recipients according to the vesting terms.

NOTE 9– STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $255,924 in stock-based compensation expense during the year ended September 30, 2014, and $0 during the years ended September 30, 2013 and 2012.  A portion of these costs, $104,212, were capitalized to unproved properties and the remainder were recorded as general and administrative expenses.

The following table summarizes the Company’s stock option activity during the year ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Average Intrinsic Value
Outstanding at beginning of period	-	-
Granted	2,000,000	$0.12		-
Exercised	-	-		-
Cancelled	-	-		-
Outstanding at end of period	2,000,000	$0.12	4.81	$260,000
Vested and expected to vest	2,000,000	$0.12	4.81	$260,000
Exercisable at end of period	-	-	-	-

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted. The weighted-average fair values of stock options granted for the year ended September 30, 2014 were based on the following assumptions at the date of grant as follows:

Expected dividend yield	0%
Expected stock price volatility	79.02%
Risk-free interest rate	1.53%
Expected life of options	5.75 years
Weighted-average grant date fair value	$ 0.08

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

As of September 30, 2014 there was $48,269 of unrecognized stock-based compensation cost related to the stock option grant that is expected to be expensed over a weighted-average period of one year. As of September 30, 2014 there was $1,478,150 of unrecognized stock-based compensation cost related to restricted stock grants that is expected to be expensed over a period of two years.

NOTE 10– COMMITMENTS AND CONTINGENCIES

In March 2013, the Company licensed certain seismic data pursuant to two agreements.  With respect to the first agreement, as of September 30, 2014, the Company has paid $4,163,500 in cash, and has provided an additional $1,500,000 in an escrow account, which will be released to the vendor in 2015.   This amount has been recorded as restricted cash as of September 30, 2014.    With respect to the second agreement, as September 30, 2014, the Company has paid $3,009,195 in cash and is obligated to pay $1,003,065 during April 2015.

In July 2013, the Company entered into a two-year office lease agreement.  The agreement calls for monthly payments of approximately $20,200 for the first twelve months and $20,500 for the second twelve months.   In addition, the Company paid an $18,760 security deposit in July 2013.

In May 2014, the Company entered into an agreement with a seismic data reprocessing company in which the Company agreed to purchase an aggregate of $3 million of reprocessing services, of which $1.5 million will be paid in cash and the remaining by the issuance of 2 million shares of our common stock.  As of September 30, 2014, no services have been provided by the seismic data reprocessing company and the Company has not paid for any services or issued any shares under this contract.

NOTE 11 – SUBSEQUENT EVENTS

In October 2014, the Company purchased an insurance policy for $245,291 and financed $224,360 of the premium by executing a note payable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognized that the control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. All control systems contain inherent limitations, no matter how well designed. As a result, our management acknowledges that its internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Based on this evaluation, our management concluded that, as of September 30, 2014, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Title
John N. Seitz Ronald A. Bain John H. Malanga Dwight M. Moore Brady Rodgers Charles G. Hughes Richard S. Langdon Paul L. Morris	62 68 47 58 36 57 63 72
Chairman, Chief Executive Officer
President, Chief Operating Officer
Chief Financial Officer
Vice President, Secretary
Vice President Engineering and Business Development
Vice President Land
Director
Director

John N. Seitz. Mr. Seitz has served as chief executive officer and chairman of the board and director since May 31, 2013, and served as a consultant to the Company from March 2013 through May 2013. From 2004 until 2006, Mr. Seitz served as co-chief executive officer of Endeavour International Corp. (OTCBB), and currently serves as a director. From 1977 to 2003, Mr. Seitz held positions of increasing responsibility at Anadarko Petroleum Corporation (NYSE: APC), serving most recently as a director and as president and chief executive officer.  Mr. Seitz also serves on the board of ION Geophysical Corporation (NYSE: IO), a leading technology focused seismic solutions company. Mr. Seitz is a Certified Professional Geological Scientist from the American Institute of Professional Geologists and a licensed professional geoscientist with the State of Texas. Mr. Seitz also serves as a trustee for the American Geological Institute Foundation. In 2000, the Houston Geological Society honored Mr. Seitz as a “Legend in Wildcatting,” and he is a member of the All American Wildcatters. Mr. Seitz holds a Bachelor of Science degree in Geology from the University of Pittsburgh, a Master of Science degree in Geology from Rensselaer Polytechnic Institute, and has completed the Advanced Management Program at the Wharton School.

Ronald A. Bain. Dr. Bain has served as president and chief operating officer of the Company since May 2013, served as a consultant to the Company from March 2013 through May 2013, and is the principal of ConRon Consulting, Inc., serving in a consulting capacity as corporate advisor to several domestic and international exploration and production companies. From 2004 through 2008, Dr. Bain was corporate exploration advisor and vice president of geosciences of Endeavour International Corporation. From 1983 through 2001, Dr. Bain held numerous management positions in technology and exploration, in both domestic and international exploration, at Anadarko Petroleum Corporation. Dr. Bain entered the industry in 1974 as a research geophysicist with Gulf Oil. Dr. Bain currently serves on the University of Texas Geology Foundation Advisory Council. Dr. Bain holds Bachelor of Science and PhD degrees in Physics from the University of Texas at Austin and a Master of Science degree in Physics from the University of Pittsburgh.

John H. Malanga. Mr. Malanga has served as chief financial officer since July 2014 and is responsible for leading the financial function of the organization, overseeing strategic planning and analysis, accounting and reporting, treasury, tax, audit and risk management. Mr. Malanga worked as a senior investment banker with the energy firms of Weisser, Johnson & Co. and Sanders Morris Harris Inc. Mr. Malanga began his investment banking career with Jefferies & Co. Over his career, he has participated in capital markets, mergers and acquisitions, and financial advisory transactions with particular emphasis on providing strategic and financial advice to emerging growth companies. Mr. Malanga holds a Bachelor of Science in Economics from Texas A&M University and a Master in Business Administration with a concentration in finance from Rice University.

Dwight M. Moore. Mr. Moore has served as vice president and secretary of the Company since May 2013, and most recently served as vice president- corporate development for ION Geophysical Corporation (NYSE: IO) (2008-2013). From 2006-07, Mr. Moore was manager of offshore business development at Murphy Oil Corporation (NYSE: MUR). From 1987-2003, Mr. Moore held positions at Anadarko Petroleum (NYSE: APC) and from 1978-1987, at Diamond Shamrock/Maxus Energy (NYSE: YPF). Mr. Moore has served as president of the Houston Geological Society, as treasurer of the American Association of Petroleum Geologists (AAPG), and recently served as the chairman of the AAPG Investment Committee. Mr. Moore is also a licensed professional geoscientist with the State of Texas, an AAPG Certified Petroleum Geologist, and holds two bachelor degrees with Honors, in Geology and Business Administration-Finance and Economics from Southern Methodist University and its Cox School of Business.

Brady Rodgers. Mr. Rodgers has provided services for us since May 2013, becoming an executive officer in October 2013. From December 2010 until joining us, he served as Head of J.P. Morgan Investment Bank’s Oil and Gas Acquisitions & Divestitures Group with global responsibilities. His experience includes both domestic and international roles, onshore and offshore. The prior 12 years were spent in technical and managerial capacities at various oil and gas companies including Venoco, Endeavour International, Inc., and Devon Energy. Mr. Rodgers is a member of the Society of Petroleum Engineers, former board member of the Denver Petroleum Club and served on the board of the Department of Energy’s URTAC (Unconventional Resourced Technical Advisory Council) by appointment of the President. Mr. Rodgers received a Bachelor of Science in Petroleum Engineering from the University of Kansas and a Masters of Science in Global Energy Management from the University of Colorado.

Charles G. Hughes. Mr. Hughes has served as vice president land since April 2014.  Mr. Hughes' executive responsibilities include all land and industry partner related matters. He formerly served as general manager – land and business development for Marubeni Oil & Gas (USA), Inc. from 2007 to 2014. From 1980 to 2007, Mr. Hughes served in roles of increasing responsibility both onshore and offshore in the Gulf of Mexico at Anadarko Petroleum Corporation. Mr. Hughes is a member and former Chairman of the OCS Advisory Board, a member of the Association of Professional Landmen, the Houston Association of Professional Landmen and the Professional Landmen’s Association of New Orleans. Mr. Hughes received his Bachelor of Business Administration in Petroleum Land Management from the University of Texas.

Richard S. Langdon. Mr. Langdon is currently the president and chief executive officer of KMD Operating Company, LLC (“KMD Operating”), a privately held exploration and production company, a position held since November 2011. Mr. Langdon also serves as the president and chief executive officer of Gasco Energy, Inc., a privately held exploration and production company, since May 2013. Mr. Langdon has served as a director of Gasco Energy, Inc. since 2003. Mr. Langdon serves as chairman of the board of managers of Sanchez Production Partners, LLC, the chairman of its Compensation Committee and is a member of its Audit, Nominating and Corporate Governance and Conflicts Committees. Mr. Langdon was the president and chief executive officer of Matris Exploration Company LP, a privately held exploration and production company (“Matris Exploration”), from July 2004. Mr. Langdon was executive vice president and chief operating officer of KMD Operating, from August 2009, until the merger of Matris Exploration into KMD Operating in November 2011, with merger effective January 2011. From 1997 until 2002, Mr. Langdon served as executive vice president and chief financial officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration Company in 2002. Prior to that, he held various positions with the Pennzoil Companies from 1991 to 1996, including executive vice president - International Marketing - Pennzoil Products Company; senior vice president - Business Development - Pennzoil Company and senior vice president - Commercial & Control - Pennzoil Exploration & Production Company.

Paul L. Morris. Mr. Morris founded Elk River Resources, LLC in August 2013 to explore and develop oil and gas potential in the oil-producing regions of the southwest United States. Mr. Morris has served as chairman and chief executive officer of Elk River Resources since inception. Prior to Elk River Resources, Mr. Morris served as president and chief executive officer from 1988 to September 2013 of Wagner & Brown, Ltd., an independent oil and gas company headquartered in Midland, Texas. With Wagner & Brown, Mr. Morris oversaw all company operations, including exploration and production activities, in eight states as well as in France, England and Australia. Mr. Morris also oversaw affiliates involved in natural gas gathering and marketing, crude oil purchasing and reselling, pipeline development, construction and operation, and compressed natural gas (CNG) design, fabrication and operations. Mr. Morris served as president of Banner Energy from 1981 until 1988. Mr. Morris graduated from the University of Cincinnati with a Bachelor of Science degree in Mechanical Engineering in 1964. Mr. Morris has also completed the Executive Management Program in the College of Business Administration of Penn State University.

Board Committees and Meetings

Our Board currently consists of three directors.  Vacancies on the Board may be filled by a vote of a majority of the remaining directors, although less than a quorum is present. A director elected by the Board to fill a vacancy shall serve for the remainder of the term of that director and until the director’s successor is elected and qualified. This includes vacancies created by an increase in the number of directors.  Effective March 2014, our Board of Directors has three standing committees: the Audit and Compliance Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee.  Prior to March 2014, the Company did not maintain an audit committee, compensation committee or Corporate Governance and Nominating Committee, and the Board performed the functions of such committees.

The Company has no formal policy with regard to Board members' attendance at annual meetings of security holders.  The Company held an annual shareholder meeting in May of 2014.  During the fiscal year ended September 30, 2014, the Board of Directors held 4 meetings and acted by written consent 8 times.

Compliance with Section 16(a) of the Exchange Act

 Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, executive officers and more than 10% stockholders are required by SEC regulations to provide us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, all Section 16(a) filing requirements applicable to our directors, officers and more than 10% beneficial owners were complied with during the year ended September 30, 2014.

Code of Ethics

We have adopted a written code of ethics and whistleblower policy (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.   A copy of our Code of Ethics was previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended 2012, and can be found at www.sec.gov”.  Our Code of Ethics can also be found on our website at www.gulfslope.com.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Officers of the Company

The following tables contain compensation data for our named executive officers for the fiscal years ended September 30, 2014 and 2013:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards		Stock Option Awards	All Other Compensation		Total
John N. Seitz(1)	2014	$--	$--	$--		$--	$--		$--
CEO	2013	$--	$--	$--		$--	$120,000	(2)	$120,000

Ronald A. Bain	2014	$330,000	$--	$--		$--	$30,000	(4)	$360,000
President, COO	2013	$--	$--	$--		$--	$210,000	(3)	$210,000

John H. Malanga	2014	$74,167	$--	600,000	(5)	--	--		674,167
CFO

_______________

(1)	Mr. Seitz became chief executive officer on May 31, 2013 concurrent with the resignation of Mr. Askew as chief executive officer.
(2)	This amount has been accrued but not paid as of May 31, 2013, the date Mr. Seitz ceased receiving consulting compensation, and he is not currently receiving or accruing any compensation as of the date of this Annual Report. This accrued amount was paid during the fiscal year ended September 30, 2014.
(3)	This amount is accrued consulting income owed to Mr. Bain at September 30, 2013. $150,000 of the amount owed was paid during the fiscal year ended September 30, 2014.
(4)	This amount is accrued consulting income owed to Mr. Bain at September 30, 2014.
(5)	Mr. Malanga was awarded 2,500,000 shares of restricted common stock which vest 50% one year after grant and 50% two years after grant, and were valued at $0.24 each on date of grant.

Employment and Consulting Arrangements

In March 2013, the Company entered into a one-year consulting agreement with John N. Seitz. The consulting agreement between the Company and Mr. Seitz terminated on May 31, 2013 when Mr. Seitz became chief executive officer, and it is expected that Mr. Seitz will enter into an arrangement with the Company in the near future providing equity-based compensation.  As of September 30, 2013, the Company had accrued $120,000 of consulting compensation owed to Mr. Seitz which was subsequently paid during the fiscal year ended September 30, 2014.  Mr. Seitz is not currently receiving or accruing any compensation as of the date of this Annual Report.

In March 2013, the Company entered into one-year consulting agreement with ConRon Consulting, Inc., an affiliate of Dr. Bain. The consulting agreement with ConRon Consulting, Inc. provides for monthly compensation of $30,000 and terminates in March 2014.  On November 1, 2013, the Company entered into an arrangement with Dr. Bain (replacing the consulting agreement) that provides for an annual salary of $360,000.  As of September 30, 2013, the Company had accrued compensation of $210,000 owed to Dr. Bain pursuant to the consulting agreement with ConRon Consulting, Inc.  An additional $30,000 was accrued for the month of October 2013 and a payment of $150,000 was made during December of 2013.  As of September 30, 2014 $90,000 remained unpaid and recorded as a related party payable

Mr. Malanga is an employee at will and is paid an annual salary of $300,000.  In July 2014, Mr. Malanga was granted 2,500,000 shares of restricted stock which vest 50% after one year with the remainder vesting on the 2nd anniversary of grant if he remains employed at the Company.

Eight employees that are non-executive officers have entered into one-year employment agreements that are automatically renewable for one-year terms, unless terminated within 30 days of the expiration of the term by either party.  These employment agreements contain confidentiality provisions and two-year non-solicitation and two-year non-competition provisions extending from the termination date.  Michael Neese is one of these employees and is paid an annual salary of $290,000.  Kevin Bain, adult son of Dr. Bain, is one of these employees and is paid an annual salary of $165,000.  In September 2014 restricted stock grants totaling 3,030,000 shares of common stock were made to the six employees with 50% vesting after one year and the remainder vesting on the 2nd anniversary of grant if each such employee remains employed at the Company. The aggregate annual salaries of these eight employees are $1,673,000, all of which has been currently paid to date.

Compensation Policies and Practices as they Relate to the Company's Risk Management

We conducted a review of our compensation policies and procedures as they relate to an overall risk management policy. We do not believe that any of our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

Director Compensation

During 2014 and 2013, the directors of the Company were not compensated for their services as directors.  In March of 2014 our two nonemployee directors each received 500,000 shares of restricted stock which vest 50% one year and 50% two years after date of grant.

Grants of Plan-Based Awards

The Company shareholders approved the 2014 Omnibus Incentive Plan in May of 2014.   Restricted stock awards made after this date, to executives and employees, were made pursuant to the plan.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to restricted stock held by our named executive officers as of September 30, 2014.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John H. Malanga	2,500,000	$625,000	--	--

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group as of December 10, 2014.  As of the date of this Annual Report, there were 660,672,345 shares of common stock deemed issued and outstanding.

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Class Beneficially Owned
Named Executive Officers and Directors:
John N. Seitz	244,552,321	(1)	37.02%
Ronald A. Bain	42,433,958		6.40%
John H. Malanga	2,666,667	(2)	0.40%
Dwight M. Moore	10,045,555		1.52%
Brady Rodgers	3,193,606	(3)	0.48%
Charles G. Hughes	650,000	(4)	0.10%
Rich Langdon	916,667	(5)	0.14%
Paul Morris	2,583,334	(5)	0.39%
All directors & executive officers as a group (8 persons)	306,907,108		46.45%

Shareholders of Greater Than 5%:
James Askew	53,200,000	(6)	8.05%

(1) Includes 44,166,667 shares of common stock underlying the convertible demand note in the principal amount of $5.3 million and 340,100 shares underlying the convertible accrued interest in the amount of $40,812.
(2) Includes 2,500,000 shares of restricted common stock.
(3) Includes 2,000,000 common stock options.
(4) Includes 550,000 shares of restricted common stock.
(5) Includes 500,000 shares of restricted common stock.
(6) Includes 5,000,000 shares of common stock indirectly held by Mr. Askew.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Effective March 2013, the Company amended the employment agreement of James Askew to allow the Company to terminate such agreement at any time.  The Company agreed to pay Mr. Askew a severance payment upon termination in the amount of up to $100,000 as reimbursement for any tax liabilities incurred by Mr. Askew during calendar year 2013 arising from previous salary and other compensation paid to Mr. Askew.    The termination amount was accrued and recorded as a related party payable as of September 30, 2013.  The termination amount was paid during the fiscal year ended September 30, 2014.

In March 2013, the Company entered into a one-year consulting agreement with ConRon Consulting, Inc. (“ConRon”) whereby ConRon assisted the Company in negotiating licensing for certain seismic data, as well as providing other general consulting.  ConRon is an affiliate of Ron Bain, the Company’s current chief operating officer.  Pursuant to the agreement, compensation for ConRon was $30,000 per month.  The ConRon consulting agreement was terminated in October 2013, and beginning in November 2013, Mr. Bain is paid an annual salary of $360,000 as an employee of the Company.  As of September 30, 2013, the consulting fees for the months of March through September totaling $210,000 were unpaid and recorded as a related party payable.  An additional $30,000 was accrued for the month of October 2013 and a payment of $150,000 was made during December of 2013.  As of September 30, 2014 $90,000 remained unpaid and recorded as a related party payable.

In March 2013, the Company entered into a one-year consulting agreement with John N. Seitz, its current chief executive officer and chairman, whereby Mr. Seitz assisted the Company in negotiating licensing for certain seismic data, as well as provide other general consulting.   Pursuant to the agreement, Mr. Seitz was to receive compensation of $40,000 per month.   The agreement was terminated in May 2013, as Mr. Seitz was appointed as the Company’s chief executive officer and chairman and it is expected that Mr. Seitz will enter into an arrangement with the Company regarding compensation.  As of September 30, 2013, the consulting fees for the months of March through May totaling $120,000 were unpaid and recorded as a related party payable.  The accrued fees were paid during the fiscal year ended September 30, 2014.

During April 2013 through June 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current Chief Executive Officer (CEO).   The notes are due on demand, bear interest at a rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, Mr. Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock pursuant to the aforementioned convertible promissory notes. The shares were issued in July 2013.   Additionally, in June of 2014, the Company entered into a promissory note whereby it borrowed a total of $1,160,000 from Mr. Seitz. The note is due on demand and bears interest at a rate of 5% per annum. During the fiscal year ended September 30, 2014 $340,000 of accrued interest was paid and a total of $40,812 of unpaid interest associated with these loans is included in accrued liabilities within our balance sheet.

During September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $200,000 from Dr. Ronald Bain, its current President and Chief Operating Officer (COO), and his affiliate ConRon.  The notes are due on demand, bear interest at a rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors).   In October 2013, Dr. Bain converted principal and accrued interest in the amount of $180,408 into 1,503,403 shares of common stock. In November 2013, the Company repaid in full the $20,000 remaining principal balance (plus accrued interest) of the convertible promissory note.

In October 2013, the Company issued 937,500 shares of common stock to Brady Rodgers, the Company’s Vice President of Engineering and Business Development, to settle $112,500 of fees due to Mr. Rodgers for services rendered.

In October 2013, the Company issued a ten-year option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share to Mr. Rodgers.  A fair value of $161,143 was computed using the Black-Scholes option-pricing model, of which $112,874 has been expensed during the twelve months ended September 30, 2014. The options vest 50% in October 2014 and 50% in October 2015.

Certified Public Accountant, Domenica Seitz, has provided accounting consulting services to the Company. During the twelve month period ended September 30, 2014, the services provided were valued at $59,510 based on market-competitive salaries, time devoted and professional rates. The Company has accrued this amount, and it has been reflected in the September 30, 2014 financial statements. The Company has also engaged a third party professional services firm to assist with accounting and internal controls and maintains the proper segregation of duties.

Mr. Seitz has not received a salary since May 31, 2013, the date he commenced serving as our CEO and accordingly, no amount has been accrued on our financial statements. Prior to serving as an executive officer, Mr. Seitz served as a Company consultant.  As of September 30, 2014, Mr. Seitz beneficially owns 244,552,321 shares of the Company’s common stock (including shares issuable upon conversion of the principal amount plus accrued interest of convertible notes held by Mr. Seitz).  The Company recognizes that his level of stock ownership significantly aligns his interests with shareholders’ interests. From time to time, the compensation committee may consider compensation arrangements for Mr. Seitz given his continuing contributions and leadership.

In connection with the Company’s 2013 private placement of common stock at a purchase price of $0.12 per share, Mr. John Malanga, our Chief Financial Officer, purchased 166,667 shares of common stock, Mr. Rodgers, purchased 256,106 shares of common stock, Mr. Paul Morris, a Director, purchased 1,666,667 shares of common stock, and Mr. Richard Langdon, a Director, purchased 416,667 shares of common stock.

In connection with the Company’s 2014 private placement of common stock at a purchase price of $0.24 per share, Mr. Bain, our President and COO, purchased 750,000 shares of common stock, Mr. Charles Hughes, Vice President, Land purchased 100,000 shares of common stock, and Mr. Paul Morris, a Director, purchased 416,667 shares of common stock.

Director Independence

For purposes of determining director independence, we have applied the NYSE MKT standards for independence.  The OTCBB, on which shares of our common stock are quoted, does not have any director independence requirements. The NYSE MKT definition of independent director means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The members of the Audit and Compliance Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee are Messrs. Morris and Langdon, each of whom is independent.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements (included under Item 8):

Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 30, 2014
3.2	Bylaws of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed April 23, 2012
4.1	Common Stock Specimen, incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K filed December 31, 2012
10.1 (1)	Form of Restricted Stock Agreement
10.2	Form of Subscription Agreement incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2012
10.3	Form of Assignment and Assumption Agreement, incorporated by reference to Exhibit 10.1 of Form 8-K filed March 26, 2013
10.4	Form of Subscription Agreement, incorporated by reference to Exhibit 10.2 of Form 8-K filed March 26, 2013
10.6	Form of Consulting Agreement by and between the Company and John N. Seitz, incorporated by reference to Exhibit 10.4 of Form 8-K filed March 26, 2013
10.7	Form of Consulting Agreement by and between the Company and ConRon Consulting, I, incorporated by reference to Exhibit 10.5 of Form 8-K filed March 26, 2013
10.8	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 of Form 8-K filed October 31, 2013
10.9	Form of Subscription Agreement, incorporated by reference to Exhibit 10.2 of Form 8-K filed October 31, 2013
10.10	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.3 of Form 8-K filed October 31, 2013
10.11	Form of Convertible Promissory Note, incorporated by reference to Exhibit 10.4 of Form 8-K filed October 31, 2013
10.12	GulfSlope Energy, Inc. 2014 Omnibus Incentive Plan dated effective May 24, 2014, incorporated by reference to Exhibit 10.1 of Form 8-K filed May 30, 2014.
14.1	Code of Ethics incorporated by reference to Exhibit 14.1 of the Company's Form 10-k filed December 31, 2012
23.1 (1)	Consent of Independent Registered Public Accounting Firm
31.1 (1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 (2)
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John N. Seitz John N. Seitz	Chief Executive Officer and Chairman (Principal Executive Officer)	December 15, 2014
/s/ John H. Malanga John N. Seitz	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 15, 2014
/s/ Richard S. Langdon Richard S. Langdon	Director	December 15, 2014
/s/ Paul L. Morris Paul L. Morris	Director	December 15, 2014