Form 10-Q
period 2014-12-31
GULFSLOPE ENERGY, INC.
filed 2015-02-09
CIK 1341726

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2014

Commission File No. 000-51638
GULFSLOPE ENERGY, INC.
(Exact Name of Issuer as Specified in its Charter)

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

The number of shares outstanding of issuer’s common stock, as of February 9, 2015, was 661,019,557.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical facts included in this Report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships.  A more detailed discussion of possible risks is included in “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 15, 2014.

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

December 31, 2014

C O N T E N T S

Condensed Balance Sheets	4
Condensed Statements of Operations	5
Condensed Statements of Cash Flows	6
Notes to Condensed Financial Statements	7

 GulfSlope Energy, Inc.
Condensed Balance Sheets
As of December 31, 2014 and September 30, 2014
(Unaudited)

	December 31, 2014	September 30, 2014

Assets
Current Assets
Cash and Cash Equivalents	$2,806,038	$4,410,302
Restricted Cash	1,500,190	1,500,077
Prepaid Expenses and Other Current Assets	217,905	33,602
Total Current Assets	4,524,133	5,943,981
Property and Equipment, Net of Depreciation	109,433	107,971
Oil and Natural Gas Properties, Full Cost Method of Accounting
Unproved Properties	3,262,637	2,055,978
Other Non-Current Assets	150,000	150,000
Total Non-Current Assets	3,522,070	2,313,949
Total Assets	$8,046,203	$8,257,930
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$209,232	$45,210
Related Party Payable	206,049	266,737
Accrued Expenses and Other Payables	2,553,065	2,503,064
Accrued Interest Payable	123,356	40,812
Notes Payable	186,804	4,427
Loan from Related-Party	6,460,000	6,460,000
Total Current Liabilities	9,738,506	9,320,250
Accrued Expenses and Other Payables, Net of Current Portion	-	-
Total Liabilities	9,738,506	9,320,250
Stockholders' Deficit
Preferred Stock; par value ($0.001);
Authorized 50,000,000 shares
none issued or outstanding
Common Stock; par value ($0.001);	660,672	660,672
Authorized 975,000,000 shares; 660,672,345 and
660,672,345 issued and outstanding, respectively
Additional Paid-in-Capital	23,154,893	22,936,685
Accumulated Deficit	(25,507,868)	(24,659,677)
Total Stockholders' Deficit	(1,692,303)	(1,062,320)
Total Liabilities and Stockholders' Deficit	$8,046,203	$8,257,930

 The accompanying notes are an integral part to these condensed financial statements.

 GulfSlope Energy, Inc.
Condensed Statements of Operations
For the Three Months Ended December 31, 2014 and 2013
(Unaudited)

	For the three months ended	For the three months ended
	December 31, 2014	December 31, 2013
Revenues	$-	$-
Impairment of Oil and Natural Gas Properties	-	1,676,548
General & Administrative Expenses	764,086	404,253
Net Loss from Operations	(764,086)	(2,080,801)
Other Income/(Expenses):
Interest Income	113	1,300
Interest Expense	(84,218)	(69,356)
Net Loss Before Income Taxes	(848,191)	(2,148,857)
Provision for Income Taxes	-	-
Net Loss	$(848,191)	$(2,148,857)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	660,672,345	609,025,787

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.
 Condensed Statements of Cash Flows
For the Three Months Ended December 31, 2014 and 2013
(Unaudited)

	For the three months ended December 31, 2014	For the three months ended December 31, 2013
OPERATING ACTIVITIES
Net Loss	$(848,191)	$(2,148,857)
Adjustments to reconcile net loss to net cash
From Operating Activities:
Impairment of Oil and Natural Gas Properties	-	1,676,548
Depreciation	13,016	6,558
Stock Issued for Services	105.202	221,472
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Prepaid Expenses	40,058	(228,449)
Increase/(Decrease) in Accounts Payable	36,357	19,130
Increase/(Decrease) in Related Party Payable	(60,688)	(123,621)
Increase/(Decrease) in Accrued Interest	82,544	67,464
Increase/(Decrease) in Accrued Liabilities	50,000	22,500
Net Cash From Operating Activities	(581,702)	(487,255)

INVESTING ACTIVITIES
Exploration Costs	(965,986)	(1,577,738)
Purchase of Equipment	(14,478)	(14,804)
Net Cash From Investing Activities	(980,464)	(1,592,542)

FINANCING ACTIVITIES
Restricted Cash	(113)	(189)
Proceeds from Stock Issuance	-	5,154,333
Payments on Note Payable	(41,985)	(20,475)
Payments on Related Party Loans	-	(20,000)
Net Cash From Financing Activities	(42,098)	5,113,669

Net Increase/(Decrease) in cash	(1,604,264)	3,033,872
Beginning Cash Balance	4,410,302	310,199
Ending Cash Balance	$2,806,038	$3,344,071

Supplemental Schedule of Cash Flow Activities
Cash Paid for Income Taxes	$-	$-
Cash Paid for Interest	$1,674	$912
Non-Cash Financing and Investing Activities
Stock Issued on Conversion of Related Party Note	$-	$180,000
Prepaid Asset Financed by Note Payable	$224,361	$114,748
Settlement of Accrued Expenses through Stock Issuance	$-	$112,500
Capital Expenditures Included in Accounts Payable	$127,667	$-
Stock-Based Compensation Capitalized to Unproved Properties	$113,006	$-

 The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.
Notes to Condensed Financial Statements
December 31, 2014
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company,” “GulfSlope,” “our” and words of similar import), a Delaware corporation, is an independent crude oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana in less than 1000 feet of water depth.  The Company has leased 21 federal Outer Continental Shelf blocks (referred to as “leases” in this Report) and licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

Since March 2013, we have been singularly focused on identifying high-potential oil and gas prospects. We have licensed 3-D seismic data covering approximately 2.2 million acres and have evaluated this data using advanced interpretation technologies. As a result of these analyses, we have identified and acquired leases on 17 prospects that we believe may contain economically recoverable hydrocarbon deposits, and we plan to continue to conduct more refined analyses of our prospects as well as target additional lease and property acquisitions. We have focused our activities in the federal waters of the Gulf of Mexico. We have given preference to areas where oil and gas production infrastructure already exists, which we believe will allow for any discoveries to be developed faster and less expensively with the goal to reduce economic risk while increasing returns.

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

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2014, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and filed with the Securities and Exchange Commission on December 15, 2014.

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

Liquidity/Going Concern

We have incurred accumulated losses for the period from inception to December 31, 2014 of $25,507,868.  Further losses are anticipated in developing our business.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  As of December 31, 2014, we had $2,806,038 of unrestricted cash on hand. We believe that under the current spending plan this capital should fund operations through March 2015. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through December 31, 2015.  The Company plans to finance its operations through equity and/or debt financings.  Our policy has been to periodically raise funds through sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan.  Short term needs have been historically funded through loans from executive management.

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

The costs of unproved properties and related capitalized costs are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  Capitalized costs that are directly associated with unproved properties acquired by the Company during the current quarter are included in the full cost pool.  As of December 31, 2014, the Company had no proved reserves.

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve-month period. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depreciation, depletion and amortization rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Basic and Dilutive Earnings Per Share

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

As the Company has incurred losses for the three months ended December 31, 2014 and 2013, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations.  As of December 31, 2014 and 2013, there were 53,290,166 and 47,517,014 potentially dilutive shares.

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

In August 2014,  the FASB issued Accounting Standard Update No. 2014-15 (“ASU No. 2014-15”),  Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early application is permitted.  We are currently evaluating the accounting implication and do not believe the adoption of ASU 2014-15 to have material impact on our consolidated financial statements, although there may be additional disclosures upon adoption.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statements.

NOTE 3 – EXPLORATION COSTS

On March 20, 2013, the Company entered into an assignment and assumption agreement (the “Assignment Agreement”) with third parties pursuant to which the Company was assigned the exclusive right to license certain seismic data. On March 22, 2013, the Company executed a master license agreement with this seismic company. In consideration for the assignment and other transactions contemplated by the Assignment Agreement, the Company agreed to issue to the assignor parties an aggregate of 243,516,666 shares of the Company’s common stock. The common stock was valued at $2,435,167 and the shares were subsequently issued in April 2013. In March 2013, the Company licensed certain seismic data from a geophysical company.  The seismic data license fee totaled $6,135,500.  Also in March 2013, the Company licensed certain seismic data from a second seismic company pursuant to another ordinary business course agreement.  The seismic data purchase totaled $4,012,260. These expenses were included in accrued expenses as of March 31, 2013 and also capitalized as oil and gas exploration costs. The Company properly capitalized these geological and geophysical (“G&G”) costs and included them in the depletion base because the Company did not yet own the specific unevaluated properties to which these costs were related. Therefore, these G&G costs were subject to the ceiling limitation test, resulting in immediate impairment in accordance with the full cost method for the year ended September 30, 2014.

During April through September of 2013, the Company incurred $1,674,376 of costs associated with technological infrastructure and third party hosting services, $773,271 in consulting fees and salaries and benefits associated with full time geoscientists, and $90,000 in costs to participate in a geophysical research program with a public institution. The Company properly capitalized these G&G costs and included them in the depletion base.  Because the Company did not yet own the specific unevaluated properties these costs related to, these costs were subject to the ceiling limitation test, resulting in the immediate impairment of $15,120,574 for accounting purposes for the year ended September 30, 2013.

From October 2013 through March 2014, the Company incurred $1,426,786 in consulting fees, salaries and benefits associated with consultants and full-time geoscientists, $1,219,317 associated with technological infrastructure and third party hosting services and seismic data, and $80,000 for an independent reserve study. The Company properly capitalized these G&G costs and included them in the depletion base as the Company did not yet own the specific unevaluated properties to which these costs were related. Therefore, these G&G costs were subject to the ceiling limitation test, resulting in the immediate impairment of $2,726,103 for accounting purposes for the year ended September 30, 2014.

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

In March 2014, the Company entered into a farm-out letter agreement with Texas South Energy, Inc. (“Texas South”) relating to five prospects located within the blocks the Company bid on at the Central Gulf of Mexico Lease Sale 231.  Under the terms of the farm-out letter agreement, Texas South may acquire up to a 20% working interest in these five prospects for up to $10 million.  As of December 31, 2014, the Company had received $8.2 million of the proceeds from the agreement.  In accordance with full cost requirements, the Company recorded the proceeds from the transaction as an adjustment to capitalized costs with no gain recognition.

During the period April 1 to September 30, 2014, the Company incurred $1,365,239 in consulting fees and salaries and benefits associated with full-time geoscientists, and $763,767 associated with technological infrastructure, third party hosting services and seismic data. The Company properly capitalized these geological and geophysical (G&G) costs because the Company acquired specific unevaluated properties during the period to which these costs were related. The capitalized exploration costs of $2,129,006 and the $8,126,972 paid for the awarded leases are netted with the $8,200,000 received for the farm-out agreement resulting in the amount of our unproved oil and gas properties of $2,055,978 reflected on our balance sheet at September 30, 2014.

During the period October 1 to December 31, 2014, the Company incurred $803,374 in consulting fees and salaries and benefits associated with full-time geoscientists, and $403,285 associated with technological infrastructure, third party hosting services and seismic data. The Company properly capitalized these G&G costs because the Company acquired specific unevaluated properties during the period that these costs relate to. These capitalized amounts when added to our unproved oil and gas properties result in $3,262,637 reflected on our balance sheet at December 31, 2014.

NOTE 5 – RELATED PARTY TRANSACTIONS

During April through September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current chief executive officer.   The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, John Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock, which shares were issued in July 2013.   Additionally, in June of 2014, the Company entered into a promissory note whereby it borrowed a total of $1,160,000 from Mr. Seitz. The note is due on demand and bears interest at a rate of 5% per annum. There was a total of $123,356 of unpaid interest associated with these loans included in accrued liabilities within our balance sheet as of December 31, 2014.

During September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $200,000 from Dr. Ronald Bain, its current president and chief operating officer, and his affiliate ConRon Consulting, Inc.  The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors).  As of September 30, 2013, there was a total of $667 accrued interest associated with these loans and the Company has recorded interest expense for the same amount. In October 2013, Dr. Bain converted principal and accrued interest in the amount of $180,408 into 1,503,403 shares of common stock (a conversion rate of $0.12 per share).  In November 2013, the Company repaid in full the $20,000 remaining principal balance (plus accrued interest) of the convertible promissory note.

In October 2013, the Company issued 937,500 shares of common stock to Brady Rodgers, the Company’s Vice President Engineering and Business Development, to settle $112,500 of fees due to Mr. Rodgers for services rendered.

In October 2013, the Company issued to Brady Rodgers, the Company’s Vice President Engineering and Business Development, a ten-year option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share.  A fair value of $161,143 was computed using the Black-Scholes option-pricing model, of which $15,558 has been expensed during the three months ended December 31, 2014, and $25,632 for the three months ended December 31, 2013. The options vested 50% in October 2014 and 50% will vest in October 2015.

Domenica Seitz, CPA, has provided accounting consulting services to the Company. During the fiscal year ended September 30, 2014, the level of services provided was valued at $59,510 based on market-competitive salaries, time devoted and professional rates. During the three month period ended December 31, 2014, services provided were valued at $14,880.  The Company has accrued these amounts, and they are reflected in the December 31, 2014 condensed financial statements. The Company has also engaged a third party professional services firm to assist with accounting and internal controls and maintains the proper segregation of duties.

John Seitz has not received a salary since May 31, 2013, the date he commenced serving as our chief executive officer and accordingly, no amount has been accrued on our financial statements. Prior to serving as Chief Executive Officer, John Seitz served as a Company consultant and the Company has accrued $120,000 of consulting compensation owed to Mr. Seitz.  This amount was paid in August 2014.  As of December 31, 2014, Mr. Seitz beneficially owns 244,595,722 shares of the Company’s common stock (including shares issuable upon conversion of the principal amount of convertible notes held by Mr. Seitz).  The Company recognizes that his level of stock ownership significantly aligns his interests with shareholders’ interests. From time to time, the Compensation Committee may consider compensation arrangements for Mr. Seitz given his continuing contributions and leadership.

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

NOTE 6 – COMMON STOCK/PAID IN CAPITAL

During April through October of 2013 the Company sold 68,496,107 shares of common stock for proceeds of $8,219,533 or $0.12 per share. The Company issued 10,000,000 shares of common stock to Mr. Seitz, its chief executive officer, to settle $1,200,000 in convertible debt (see Note 5, above) and 1,503,403 shares of common stock to Dr. Ron Bain, its chief operating officer, for the conversion of $180,408 of convertible debt and accrued interest (see Note 5 above).  The Company also issued 937,500 shares of common stock to Mr. Rodgers, the Company’s vice president engineering, to settle $112,500 of fees due to Mr. Rodgers for services rendered.

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

In March 2014, the Company issued an aggregate of 1,000,000 shares of restricted stock to two non-employee directors.  The restricted stock is subject to vesting pursuant to which one-half will vest on March 2015 and the remaining one-half will vest on March 2016.

In May 2014, the Company awarded 550,000 shares of restricted stock to an employee, one-half of which vests in May 2015 and the remaining half vests in May 2016.

At our annual meeting in May of 2014 our shareholders approved increasing the number of authorized shares of common stock from 750,000,000 to 975,000,000. The number of authorized shares of preferred stock was not changed and remains at 50,000,000.

The Company shareholders approved the 2014 Omnibus Incentive Plan on May of 29, 2014.   Restricted stock awards made after this date, to executives and employees, were made pursuant to the plan.

During July 2014, the Company sold 33,448,335 shares of common stock in a private placement at a price of $0.24 per share for $8,027,600 cash.

In July 2014, John H. Malanga, chief financial officer and chief accounting officer, was awarded 2,500,000 inducement shares of restricted stock, with a fair value of $600,000, one-half of which vests in July 2015 and the remaining half vests in July 2016.

In August 2014, a new employee was awarded 200,000 inducement shares of restricted stock, one-half of which vests in August 2015 and the remaining half vests in August 2016.

In August 2014, the Company closed an equity financing in which 1,500,000 shares of common stock were sold at a price of $0.24 per share for gross proceeds of $360,000.

In September 2014, the Company awarded 3,030,000 shares of restricted stock to six employees under the Company’s 2014 Omnibus Incentive Plan, one-half of which vests in September 2015 and the remaining half vests in September 2016.

Shares of the restricted stock awards will be issued to the recipients according to the vesting terms.

NOTE 7– STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $218,208 and $25,632 in stock-based compensation during the three months ended December 31, 2014, and December 31, 2013, respectively.  A portion of these costs were capitalized to unproved properties and the remainder were recorded as general and administrative expenses.

The following table summarizes the Company’s stock option activity during the three months ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2014	2,000,000	-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2014	2,000,000	$0.12	4.56
Vested and expected to vest	2,000,000	$0.12	4.56
Exercisable at December 31, 2014	1,000,000	-	-

As of December 31, 2014 there was $32,712 of unrecognized stock-based compensation cost related to the stock option grant that is expected to be expensed over a weighted-average period of one year.  There was no intrinsic value for options outstanding as of December 31, 2014.  As of December 31, 2014 there was $1,275,500 of unrecognized stock-based compensation cost related to restricted stock grants that is expected to be expensed over a period of 21 months.

NOTE 8– COMMITMENTS AND CONTINGENCIES

In March 2013, the Company licensed certain seismic data pursuant to two agreements.  With respect to the first agreement, as of December 31, 2014, the Company has paid $4,635,500.  The Company is obligated to provide an additional $1,500,000 in an escrow account upon the delivery of certain seismic data by the vendor to the Company, which occurred in July 2014.  This amount will be paid to the seismic company in March of 2015. With respect to the second agreement, as of December 31, 2014, the Company has paid $3,009,195 in cash, and is obligated to pay $1,003,065 during April 2015.

In July 2013, the Company entered into a two-year office lease agreement.  The agreement calls for monthly payments of approximately $20,200 for the first twelve months and $20,500 for the second twelve months.  In addition, the Company paid a security deposit of $18,760 in July 2013.

In October 2013, the Company purchased an insurance policy and financed the premium by executing a note payable in the amount of $114,748. The note was paid in full in September of 2014.

In May 2014, the Company entered into an agreement with a seismic data reprocessing company in which the Company agreed to purchase an aggregate of $3 million of reprocessing services prior to May 2015, of which $1.5 million will be paid in cash and the remaining amount by the issuance of 2 million shares of our common stock using the valuation of $0.75 per share  As of December 31, 2014 approximately $65,000 of services have been provided under this agreement.

In October 2014, the Company purchased an insurance policy and financed the premium by executing a note payable in the amount of $224,361. The balance of the note payable at December 31, 2014 is $184,252.

NOTE 9 – SUBSEQUENT EVENTS

In January 2015, the Company issued 347,212 shares of common stock to three vendors in exchange for their services.

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

Historical Operations

GulfSlope Energy initiated oil and gas operations on March 20, 2013, when we entered into an assignment and assumption agreement pursuant to which we were assigned the exclusive right to license certain seismic data from a geophysical company.  We executed a master license agreement with this geophysical company on March 22, 2013, and shortly thereafter, we entered into an ordinary course license agreement with a different geophysical company. The seismic data licensed from these two geophysical companies covers approximately 2.2 million acres (440 blocks) located in the federal waters of offshore Gulf of Mexico.  We expect to enter into additional ordinary course license agreements with seismic companies to acquire and reprocess additional seismic data.

The Company currently has 14 full time employees and has invested significant technical person hours (approximately 14,000 hours) in the proprietary interpretation and the associated high-end reprocessing of this seismic data.  The result of this proprietary interpretation has been the identification of multiple prospects that we believe may have substantial potential hydrocarbon deposits.  Based on this analysis, we competitively bid on 23 blocks at the Central Gulf of Mexico Lease Sale 231 conducted by the BOEM in March, 2014.  Of those 23 bids, we were the high bidder on 22 blocks and during May and June of 2014, the Company was ultimately awarded 21 of the 22 blocks for total consideration of $8,126,972 in cash.  We have identified 17 prospects that are covered by our leases and throughout this Report we refer to these acquired leases as our “portfolio.”

In March 2014, the Company entered into a farm out letter agreement with Texas South relating to five prospects located within 23 blocks we bid on at the Central Gulf of Mexico Lease Sale 231.   Under the terms of the farm-out letter agreement, Texas South will acquire up to a 20% working interest in these five prospects for up to $10 million, of which $8.2 million has been paid to date.  In accordance with full cost requirements, the Company recorded the proceeds from the transaction as a reduction in capitalized costs with no gain recognition (see Note 4 – Oil and Natural Gas Properties).

Through December 31, 2014, we have spent approximately $21.1 million on the acquisition, reprocessing, and interpretation of seismic data associated with our seismic license agreements and these costs were capitalized as oil and gas exploration costs which are subject to periodic ceiling limitation tests for impairment.  Approximately $17.8 million of these seismic-related expenses were incurred prior to the leasing of our offshore blocks and as a result, these capitalized costs were impaired for accounting purposes (see Note 3 – Exploration Costs).  Approximately $3.3 million of our seismic-related expenditures were incurred subsequent to the leasing of our offshore blocks and these expenses have been capitalized and are reflected as Unproved Properties on our Condensed Balance Sheet as of December 31, 2014.

We have historically operated our business with working capital deficits and these deficits have historically been funded by equity investments and loans from management. As of December 31, 2014, we had $2,806,038 of unrestricted cash on hand. We believe that under the current spending plan this capital should fund operations through March 2015. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through December 31, 2015.  This does not include any capital expenditures related to exploration drilling costs. The Company plans to finance the Company through equity and/or debt financings.

Current Operations

As a result of the acquisition of our lease blocks and the identification of our 17 prospects, we intend to cause multiple exploration wells to be drilled in our portfolio.  Drilling is expected to commence in late 2015 or early 2016 and we anticipate drilling select prospects in our portfolio as the operator of record.  As the operator, we are currently focused on pre-drilling operations to include obtaining the necessary regulatory permits, identifying and securing drilling rigs, and the hiring of additional operations-related personnel.

We anticipate lowering our capital exposure to exploration drilling activities by seeking to enter into one or more partnerships whereby partners will pay some or all of our portion of exploration drilling costs.  In return, we plan to deliver our seismic interpretation justifying the exploration drilling and the ownership of the leases.  The company began discussions with a number of selected potential partners in the fourth quarter of 2014.  The precipitous drop in oil prices has forced most E&P companies to continuously revise their capital spending plans for 2015.  We expect that when oil prices stabilize and the service costs have dropped concomitant with oil prices, these companies will again be in a position to take on additional drilling opportunities with us.  The projected full cycle Finding and Development costs for our prospects in the Gulf of Mexico are quite low and therefore we believe our prospects compete very well with any exploration projects in the world today.  In addition to continuing to identify new exploration opportunities utilizing our extensive 3D seismic and regional geologic datasets, we continue to evaluate other opportunities such as acquisition of producing properties, farm-ins and partnerships for future lease sale participation.

We are also in the process of refining and high grading our geophysical and geological data on our prospects.  In addition to the approximately 1,000,000 acres of our seismic data already re-processed to advanced depth-imaging standards, approximately 100,000 acres of the Company’s seismic data are currently being re-processed to further enhance and expand the Company’s prospect portfolio.  Significant additional work, involving more than 8,000 technical person hours, has been performed on a number of the specific prospects with the objective of seeking partners for the drilling of the initial exploration wells.

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

The costs of unproved properties and related capitalized costs are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. As of December 31, 2014, the Company had no proved reserves, but has acquired unproved properties.  As a result, the geological and geophysical costs incurred during the three months ended December 31, 2014 were properly excluded from the amortization base.

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve-month period. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depreciation, depletion and amortization rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

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

A more complete discussion of our critical accounting policies is included in our annual report on Form 10-K as of September 30, 2014, which was filed with the Securities and Exchange Commission on December 15, 2014.

Factors Affecting Comparability of Future Results

Success in Acquiring Oil and Gas Leases or Prospects.  As a result of our 3-D seismic imaging and reprocessing, we have identified and acquired the leasing or drilling rights to a number of undrilled prospects, which we believe may potentially contain economically recoverable reserves.  We have successfully executed the initial phase of our lease acquisition strategy.

We have No Proved Reserves.  While we have acquired 91% of the oil and gas properties that we pursued, we have no proved reserves.  We have identified prospects based on available seismic and geological information that indicate the potential presence of oil or gas, and we own the drilling and production rights for these prospects.  Some of our current prospects may require additional seismic data reprocessing and interpretation.  Even when properly used and interpreted, seismic data and visualization techniques are only tools used to assist geoscientists in identifying structures and hydrocarbon indicators and do not enable the interpreter to have certainty as to whether hydrocarbons are, in fact, present in those structures.  We do not know if any prospect will contain oil or gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable.

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

General and Administrative Expenses.  We expect that our general and administrative expenses will increase in future periods when we commence drilling operations.

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

For a more complete discussion of the factors affecting comparability of our future results, see the risk factors included in Item 1A our annual report on Form 10-K as of September 30, 2014, which was filed with the Securities and Exchange Commission on December 15, 2014.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

No revenue was recorded during the three months ended December 31, 2014 and 2013. General and administrative expenses were approximately $0.8 million for the three months ended December 31, 2014, compared to approximately $0.4 million for the three months ended December 31, 2013. This increase is primarily due to increased salaries, stock compensation expense and marketing and financial consulting fees.  Impairment of capitalized geological and geophysical costs were nil for the three months ended December 31, 2014 and approximately $1.7 million for the three months ended December 31, 2013.  This decrease is due to the acquisition of unproved properties during the third fiscal quarter of 2014, resulting in the geological and geophysical costs incurred during the three months ended December 31, 2014 being properly excluded from the depletion base.

Liquidity and Capital Resources

As of December 31, 2014, we had $2,806,038 of cash on hand.   Under our current business plan, we believe that this capital should fund operations through March 2015.  This does not include any capital expenditures related to exploration drilling costs and this estimate is subject to change based on the execution of our business plan and unexpected expenses or capital needs. Future equity financings may be dilutive to our stockholders, and the terms of future equity financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best efforts private equity financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings.

We have incurred losses from inception to December 31, 2014 of $25,507,868.  Further losses are anticipated as we develop our business.   As of December 31, 2014, we had $2,806,038 of cash on hand. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  Our policy has been to periodically raise funds through sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan.  Short term needs have been historically funded through loans from executive management and equity raises.

For the three months ended December 31, 2014, the Company used approximately $0.6 million of net cash in operating activities, compared with approximately $0.5 million of net cash used in operating activities for the three months ended December 31, 2013. For the three months ended December 31, 2014 we used approximately $1.0 million of cash in investing activities compared with approximately $1.6 million of cash in investing activities for the three months ended December 31, 2013 primarily due to $0.6 million more being used for exploration costs for the three months ended December 31, 2013.  For the three months ended December 31, 2014 we used approximately $0.04 million of net cash from financing activities, compared with receiving approximately $5.1 million from financing activities for the three months ended December 31, 2013.  This differential is due primarily to proceeds from the sale of common stock for the three months ended December 31, 2013.

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

In accordance with one of our seismic data licensing agreements, certain funds have been placed in an escrow account for the purpose of making a future installment payment and are restricted from use in our operations.  These funds have been classified as restricted cash, which had a balance at December 31, 2014 of approximately $1.5 million. These funds will be paid out in the second quarter of fiscal 2015 in accordance with the data licensing agreement.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Due to the historical volatility of commodity prices, if and when we commence production, our financial condition, results of operations and capital resources will be highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are likely to continue to be subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control.  In the future, we may enter into various derivative instruments to manage our exposure to volatility of commodity market prices. We may use options (including floors and collars) and fixed price swaps to mitigate the impact of downward swings in commodity prices to our cash flow. All contracts will be settled with cash and would not require the delivery of physical volumes to satisfy settlement. While in times of higher commodity prices this strategy may result in our having lower net cash inflows than we would otherwise have if we had not utilized these instruments, management believes the risk reduction benefits of such a strategy would outweigh the potential costs.

At December 31, 2014, we had approximately $6.6 million of debt outstanding. All debt outstanding is fixed-rate debt with a weighted average interest rate of 5%.  Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our principal executive and principal financial officers, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our principal executive and principal financial officers concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended September 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.1 of Form 8-K filed May 30, 2014.
3.2	Amended and Restated Bylaws of GulfSlope Energy, Inc., incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended June 30, 2014.
4.1	Common Stock Specimen, incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended September 30, 2012.
31.1 (1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (1)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS (2)	XBRL Instance Document.
101.SCH (2)	XBRL Schema Document.
101.CAL (2)	XBRL Calculation Linkbase Document.
101.DEF (2)	XBRL Definition Linkbase Document.
101.LAB (2)	XBRL Label Linkbase Document.
101.PRE (2)	XBRL Presentation Linkbase Document.

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	02/9/2015	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	02/9/2015	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer, and Chief Accounting Officer