Form 10-Q
period 2015-03-31
GULFSLOPE ENERGY, INC.
filed 2015-05-11
CIK 1341726

U. S. Securities and Exchange Commission

Washington, D.C. 20549
______________

FORM 10-Q
______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

The number of shares outstanding of our common stock, as of May 11, 2015, was 661,019,557.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains statements that constitute “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  All statements other than statements of historical facts included in this Report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships.  A more detailed discussion of possible risks is included in “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2014.

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

March 31, 2015

C O N T E N T S

Condensed Balance Sheets	4
Condensed Statements of Operations	5
Condensed Statements of Cash Flows	6
Notes to Condensed Financial Statements	7

 GulfSlope Energy, Inc.
Condensed Balance Sheets
As of March 31, 2015 and September 30, 2014
(Unaudited)

	March 31, 2015	September 30, 2014

Assets
Current Assets
Cash and Cash Equivalents	$1,132,337	$4,410,302
Restricted Cash	1,500,301	1,500,077
Prepaid Expenses and Other Current Assets	160,998	33,602
Total Current Assets	2,793,636	5,943,981
Property and Equipment, Net of Depreciation	96,603	107,971
Oil and Natural Gas Properties, Full Cost Method of Accounting
Unproved Properties	4,341,227	2,055,978
Other Non-Current Assets	85,720	150,000
Total Non-Current Assets	4,523,550	2,313,949
Total Assets	$7,317,186	$8,257,930
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$103,084	$45,210
Related Party Payable	212,451	266,737
Accrued Expenses and Other Payables	2,553,065	2,503,064
Accrued Interest Payable	204,106	40,812
Notes Payable	124,166	4,427
Stock Payable	85,286	-
Loan from Related-Party	6,460,000	6,460,000
Total Current Liabilities	9,742,158	9,320,250
Total Liabilities	9,742,158	9,320,250
Stockholders' Deficit
Preferred Stock; par value ($0.001);	-	-
Authorized 50,000,000 shares
none issued or outstanding
Common Stock; par value ($0.001);	661,019	660,672
Authorized 975,000,000 shares; 661,019,557 and
660,672,345 issued and outstanding, respectively
Additional Paid-in-Capital	23,410,475	22,936,685
Accumulated Deficit	(26,496,466)	(24,659,677)
Total Stockholders' Deficit	(2,424,972)	(1,062,320)
Total Liabilities and Stockholders' Deficit	$7,317,186	$8,257,930

 The accompanying notes are an integral part to these condensed financial statements.

 GulfSlope Energy, Inc.
Condensed Statements of Operations
For the Three and Six Months Ended March 31, 2015 and 2014
(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenues	$-	$-	$-	$-
Revenues from Related Parties	-	-	-	-
Total Revenue	-	-	-	-
Cost of Sales	-	-	-	-
Cost of Sales to Related Parties	-	-	-	-
Total Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Impairment of Oil and Natural Gas Properties	93,052	1,049,555	93,052	2,726,103
General & Administrative Expenses	813,769	825,551	1,577,855	1,229,804
Net Loss from Operations	(906,821)	(1,875,106)	(1,670,907)	(3,955,907)
Other Income/(Expenses):
Interest Income	852	1,188	965	2,488
Interest Expense	(82,628)	(67,315)	(166,846)	(136,671)
Net Loss Before Income Taxes	(988,597)	(1,941,233)	(1,836,788)	(4,090,090)
Provision for Income Taxes	-	-	-	-
Net Loss	$(988,597)	$(1,941,233)	$(1,836,788)	$(4,090,090)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	660,942,399	624,223,873	660,805,888	616,541,324

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.
Condensed Statements of Cash Flows
For the Six Months Ended March 31, 2015 and 2014
 (Unaudited)

	For the six months ended March 31, 2015	For the six months ended March 31, 2014
OPERATING ACTIVITIES
Net Loss	$(1,836,788)	$(4,090,090)
Adjustments to reconcile net loss to net cash
From Operating Activities:
Impairment of Oil and Natural Gas Properties	93,052	2,726,103
Depreciation	25,846	14,130
Stock Issued for Services	205,293	252,524
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Prepaid Expenses	96,965	42,900
Increase/(Decrease) in Accounts Payable and Stock Payable	142,983	100,240
Increase/(Decrease) in Related Party Payable	(54,285)	(93,871)
Increase/(Decrease) in Accrued Interest	163,294	133,714
Increase/(Decrease) in Accrued Liabilities	50,000	22,500
Net Cash From Operating Activities	(1,113,640)	(891,850

INVESTING ACTIVITIES
Lease Collateral and Deposits	64,280	(1,718,729)
Proceeds From Sale of Working Interests	-	6,500,000
Exploration Costs	(2,109,281)	(2,554,652)
Purchase of Equipment	(14,478)	(25,759)
Net Cash From Investing Activities	(2,059,479)	2,200,860

FINANCING ACTIVITIES
Restricted Cash	(224)	(373)
Proceeds from Stock Issuance	-	5,154,372
Payments on Note Payable	(104,622)	(51,509)
Payments on Related Party Loans	-	(20,000)
Net Cash From Financing Activities	(104,846)	5,082,490

Net Increase/(Decrease) in cash	(3,277,965)	6,391,500
Beginning Cash Balance	4,410,302	310,199
Ending Cash Balance	$1,132,337	$6,701,699

Supplemental Schedule of Cash Flow Activities
Cash Paid for Income Taxes	$-	$-
Cash Paid for Interest	$3,553	$1,959
Non-Cash Financing and Investing Activities
Stock Issued on Conversion of Related Party Note	$-	$180,000
Prepaid Asset Financed by Note Payable	$224,361	$114,748
Settlement of Accrued Expenses or Accounts Payable through Stock Issuance	$43,400	$112,500

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.
Notes to Condensed Financial Statements
March 31, 2015
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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The condensed financial statements included herein are unaudited.  However, these condensed financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2014, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and filed with the SEC on December 15, 2014.

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

Liquidity/Going Concern

We have incurred accumulated losses for the period from inception to March 31, 2015 of $26,496,466.  Further losses are anticipated in developing our business.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  As of March 31, 2015, we had $1,132,337 of unrestricted cash on hand excluding $1,500,301 of restricted cash in an escrow account earmarked for a future payment associated with the acquisition of seismic data.  The Company estimates that it will need to raise a minimum of $10 million to fund operations through March 31, 2016, and likely significantly more capital to meet its obligations during the subsequent 12 months. The Company plans to finance the Company through the issuance of equity, debt financing, and/or the sale of working interests in our prospects. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The costs of unproved properties and related capitalized costs are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  Capitalized costs that are directly associated with unproved properties acquired by the Company during the current quarter are included in the full cost pool.  As of March 31, 2015, the Company had no proved reserves.

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

As the Company has incurred losses for the six months ended March 31, 2015 and 2014, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations.  As of March 31, 2015 and 2014, there were 53,842,250 and 49,569,097 potentially dilutive shares, respectively.

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

In August 2014,  the FASB issued Accounting Standard Update No. 2014-15 (“ASU No. 2014-15”),  Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early application is permitted.  We are currently evaluating the accounting implication and do not believe the adoption of ASU 2014-15 will have material impact on our consolidated financial statements, although there may be additional disclosures upon adoption.

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

NOTE 4 – OIL AND NATURAL GAS PROPERTIES

During March 2014, the Company bid on 23 blocks in the Central Gulf of Mexico Lease Sale 231 conducted by the Bureau of Ocean Energy Management (“BOEM”). Of those 23 bids, the Company was the high bidder on 22 of 23 blocks. During May and June of 2014, the Company was awarded 21 of the 22 blocks and paid the remaining 80% lease bonus amount and the first year lease rentals on all of the awarded blocks. The total amount paid was $8,126,972, which includes the lease bonus amount and the first year rentals.

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

During the period April 1 to September 30, 2014, the Company incurred $1,365,239 in consulting fees and salaries and benefits associated with full-time geoscientists, and $763,767 associated with technological infrastructure, third party hosting services and seismic data. The Company properly capitalized these G&G costs because the Company acquired specific unevaluated properties during the period to which these costs were related. The capitalized exploration costs of $2,129,006 and the $8,126,972 paid for the awarded leases and first year rentals, are netted with the $8,200,000 received for the farm-out agreement resulting in the amount of our unproved oil and gas properties of $2,055,978 reflected on our balance sheet at September 30, 2014.

During the period October 1, 2014 to March 31, 2015, the Company incurred $1,662,724 in consulting fees and salaries and benefits associated with full-time geoscientists, and $715,579 associated with technological infrastructure, third party hosting services and seismic data. The Company properly capitalized these G&G costs because the Company acquired specific unevaluated properties during the period that these costs relate to. At March 31, 2015, a portion of these costs, $93,052, specifically related to properties that were not yet acquired were subject to the ceiling limitation test and immediately impaired.  These remaining capitalized amounts when added to our unproved oil and gas properties result in $4,341,227 reflected on our balance sheet at March 31, 2015.

In March 2015, the Company competitively bid on four blocks in the Central Gulf of Mexico Lease Sale 235 conducted by BOEM.  The Company was the high bidder on three blocks and paid $85,720, which represents 20% of the total lease bonus amount.  The Company anticipates being awarded these leases during May or June 2015.

NOTE 5 – RELATED PARTY TRANSACTIONS

During April through September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current chief executive officer.  The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, Mr. Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock, which shares were issued in July 2013.   Additionally, in June of 2014, the Company entered into a promissory note whereby it borrowed a total of $1,160,000 from Mr. Seitz. The note is due on demand, is not convertible and bears interest at a rate of 5% per annum. There was a total of $204,106 of unpaid interest associated with these loans included in accrued liabilities within our balance sheet as of March 31, 2015.

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

In October 2013, the Company issued 937,500 shares of common stock to Brady Rodgers, the Company’s Vice President, Corporate Development and Engineering, to settle $112,500 of fees due to Mr. Rodgers for services rendered.

In October 2013, the Company issued to Mr. Rodgers, a ten-year option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share.  A fair value of $161,143 was computed using the Black-Scholes option-pricing model, of which $9,879 and $25,437 has been expensed during the three  and six months ended March 31, 2015, and $31,052 and $56,684 for the three and six months ended March 31, 2014.  The options vested 50% in October 2014 and will vest 50% in October 2015.

Domenica Seitz, CPA, a family member of the CEO, has provided accounting consulting services to the Company. During the fiscal year ended September 30, 2013, the amount of services rendered was nominal and was donated. During the twelve month period ended September 30, 2014, the level of services provided increased and was valued at $59,510 based on market-competitive salaries, time devoted and professional rates. The Company has accrued this amount, as well as $29,760 for the six months ended March 31, 2015 and these amounts are reflected in the condensed financial statements. The Company has also engaged a third party professional services firm to assist with accounting and internal controls.

James M. Askew is the sole officer, director and greater than 10% shareholder of Texas South, the entity with which the Company entered into the March 2014 farm-out letter agreement pursuant to which the Company agreed to sell certain working interests in potential prospects.

Mr. Seitz has not received a salary since May 31, 2013, the date he commenced serving as our chief executive officer and accordingly, no amount has been accrued on our financial statements. Prior to serving as an executive officer, Mr. Seitz served as a Company consultant and the Company accrued and subsequently paid $120,000 of consulting compensation to Mr. Seitz.  As Mr. Seitz beneficially owns 245,147,806 shares of the Company’s common stock (including shares issuable upon conversion of the principal amount of convertible notes held by Mr. Seitz), the Company recognizes that his level of stock ownership significantly aligns his interests with shareholders’ interests. From time to time, the compensation committee may consider compensation arrangements for Mr. Seitz given his continuing contributions and leadership.

In connection with the Company’s 2013 private placement of common stock at a purchase price of $0.12 per share, Mr. John Malanga, the Company’s Vice President and CFO, purchased 166,667 shares, Mr. Rodgers  purchased 256,106 shares of common stock, Mr. Paul Morris, a director, purchased 1,666,667 shares of common stock, and Mr. Richard Langdon, a director, purchased 416,667 shares of common stock.

In Connection with the Company's 2014 private placement of common stock at a purchase price of $0.24 per share, Mr. Bain, our President and COO, purchased 750,000 shares of common stock, Mr. Charles Hughes, Vice President, Land purchased 100,000 shares of common stock, and Mr. Morris, a director, purchased 416,667 shares of common stock.

NOTE 6 – COMMON STOCK/PAID IN CAPITAL

During April through October of 2013 the Company sold 68,496,107 shares of common stock for proceeds of $8,219,533 or $0.12 per share. The Company issued 10,000,000 shares of common stock to Mr. Seitz to settle $1,200,000 in convertible debt (see Note 5, above) and 1,503,403 shares of common stock to Dr. Bain  for the conversion of $180,408 of convertible debt and accrued interest (see Note 5 above).  The Company also issued 937,500 shares of common stock to Mr. Rodgers to settle $112,500 of fees due to Mr. Rodgers for services rendered.

In October 2013, the Company issued 1,620,000 shares of common stock, with a fair value of $194,400, to three employees pursuant to employment arrangements. The Company also made gross-up payments to cover the three employees’ personal income tax obligations in connection with these grants.

In October 2013, the Company issued a ten-year option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share to Mr. Rodgers. The options vested 50% in October 2014 and will vest 50% in October 2015.

In March 2014, the Company awarded 500,000 shares of restricted stock to an employee, of which one-half vested in April 2015 and the remaining half vests in April 2016.

In March 2014, the Company issued an aggregate of 1,000,000 shares of restricted stock to two non-employee directors.  The restricted stock is subject to vesting pursuant to which one-half vested in March 2015 and the remaining one-half will vest in March 2016.

In May 2014, the Company awarded 550,000 shares of restricted stock to an employee, one-half of which vests in May 2015 and the remaining half vests in May 2016.

At our annual meeting in May of 2014, our shareholders approved increasing the number of authorized shares of common stock from 750,000,000 to 975,000,000. The number of authorized shares of preferred stock was not changed and remains at 50,000,000.

The Company shareholders approved the 2014 Omnibus Incentive Plan on May of 29, 2014.  Restricted stock awards made after this date, to executives and employees, were made pursuant to the plan.

During July 2014, the Company sold 33,448,335 shares of common stock in a private placement at a price of $0.24 per share for $8,027,600 cash.

In July 2014, Mr. Malanga was awarded 2,500,000 inducement shares of restricted stock, with a fair value of $600,000, one-half of which vests in July 2015 and the remaining half vests in July 2016.

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

NOTE 7– STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $212,529 and $430,737 in stock-based compensation expense during the three and six months ended March 31, 2015, and $31,052 and $56,684 during the three and six months ended March 31, 2014, respectively.  A portion of these costs were capitalized to unproved properties and the remainder were recorded as general and administrative expenses.

As of March 31, 2015, there was $22,832 of unrecognized stock-based compensation cost related to the stock option grant that is expected to be expensed over a weighted-average period of one year.  There was no intrinsic value for options outstanding as of March 31, 2015.  As of March 31, 2015 there was $1,072,850 of unrecognized stock-based compensation cost related to restricted stock grants that is expected to be expensed over a period of 18 months.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at September 30, 2014	2,000,000	-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2015	2,000,000	$0.12	4.33
Vested and expected to vest	2,000,000	$0.12	4.33
Exercisable at March 31, 2015	1,000,000	-	-

NOTE 8– COMMITMENTS AND CONTINGENCIES

In March 2013, the Company licensed certain seismic data pursuant to two agreements.  With respect to the first agreement, as of March 31, 2015, the Company has paid $4,635,500 in cash, and has provided an additional $1,500,000 deposit into an escrow account, which was released to the vendor on April 1, 2015.   This amount has been recorded as restricted cash as of March 31, 2015.  With respect to the second agreement, as of March 31, 2015, the Company has paid $3,009,195 in cash and is obligated to pay an additional $1,003,065 in September 2015.

In July 2013, the Company entered into a two-year office lease agreement.  The agreement calls for monthly payments of approximately $20,200 for the first twelve months and $20,500 for the second twelve months.  In addition, the Company paid a $18,760 security deposit in July 2013.

In March 2014, the Company entered into a farm out letter agreement with Texas South Energy relating to five prospects located within 23 blocks we bid on at the Central Gulf of Mexico Lease Sale 231.  Of the blocks containing the five prospects, the Company was the high bidder on blocks for four of the prospects.  Under the terms of the farm-out letter agreement, Texas South will acquire up to a 20% working interest in these prospects for up to $10 million, of which $8.2 million has been paid as of March 31, 2015.  The Company will be the operator of record and has the right to negotiate all future joint operating agreements.

In October 2014, the Company purchased an insurance policy and financed the premium by executing a note payable in the amount of $224,361. The balance of the note payable at March 31, 2015 is $123,523.

At March 31, 2015, the Company owes shares of common stock to three vendors for services rendered in the ordinary course of business.  This liability has been recorded on the balance sheet as stock payable.

NOTE 9 – SUBSEQUENT EVENTS

The $1,500,000 in restricted cash was released in April 2015 pursuant to an existing agreement with a seismic data company.

As of May 8, 2015, we have received $500,000 in proceeds from a private placement of securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described  and should be read in conjunction with our unaudited condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above.

Plan of Operations

Historical Operations

GulfSlope Energy initiated oil and gas operations on March 20, 2013, when we entered into an assignment and assumption agreement pursuant to which we were assigned the exclusive right to license certain seismic data from a geophysical company.  We executed a master license agreement with this geophysical company on March 22, 2013, and shortly thereafter, we entered into an ordinary course license agreement with an additional geophysical company. The seismic data licensed from these two geophysical companies covers approximately 2.2 million acres (440 blocks) located in the federal waters of offshore Gulf of Mexico.  We expect to enter into additional ordinary course license agreements with seismic companies to acquire and reprocess additional seismic data.

The Company currently has 14 full time employees and has invested significant technical person hours (approximately 14,000 hours) in the proprietary interpretation and the associated high-end reprocessing of this seismic data.  The result of this proprietary interpretation has been the identification of multiple prospects that we believe may have substantial potential hydrocarbon deposits.  Based on this analysis, we competitively bid on 23 blocks at the Central Gulf of Mexico Lease Sale 231 conducted by the BOEM in March, 2014.  Of those 23 bids, we were the high bidder on 22 blocks and during May and June of 2014, the Company was ultimately awarded 21 of the 22 blocks for total consideration of $8,126,972, which includes the first year rentals.  We have identified 17 prospects that are covered by our leases and throughout this Report we refer to these acquired leases as our “portfolio.”

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

In March 2015, the Company competitively bid on four blocks in the Central Gulf of Mexico Lease Sale 235 conducted by BOEM.  The Company was the high bidder on three blocks and is waiting to be awarded the leases.

Through March 31, 2015, we have spent approximately $22.4 million on the acquisition, reprocessing, and interpretation of seismic data associated with our seismic license agreements and these costs were capitalized as oil and gas exploration costs which are subject to periodic ceiling limitation tests for impairment.  Approximately $17.9 million of these seismic-related expenses were incurred prior to the leasing of our offshore blocks and as a result, these capitalized costs were impaired for accounting purposes (see Note 3 – Exploration Costs).  Approximately $4.4 million of our seismic-related expenditures were incurred subsequent to the leasing of our offshore blocks and these expenses have been capitalized and are reflected as Unproved Properties on our Condensed Balance Sheet as of  March 31, 2015.

We have historically operated our business with working capital deficits and these deficits have historically been funded by equity investments and loans from management. As of March 31, 2015, we had $1,132,337 of unrestricted cash on hand. We believe that under the current spending plan this capital should fund operations through June 2015. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through March 31, 2016.  This does not include any capital expenditures related to exploration drilling costs. The Company plans to finance its obligations and planned expenditures through the issuance of equity, debt financing, and/or the sale of working interests in our prospects.

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

We anticipate lowering our capital exposure to exploration drilling activities by seeking to enter into one or more partnerships whereby partners will pay some or all of our portion of exploration drilling costs.  In return, we plan to deliver our seismic interpretation justifying the exploration drilling and the ownership of the leases.  The company began discussions with a number of selected potential partners in the fourth quarter of 2014. The projected full cycle Finding and Development costs for our prospects in the Gulf of Mexico are relatively low and therefore we believe our prospects currently compete very well relative to other global production projects.  In addition to continuing to identify new exploration opportunities utilizing our extensive 3D seismic and regional geologic datasets, we continue to evaluate other opportunities such as acquisition of producing properties, farm-ins and partnerships for future lease sale participation.

We are also in the process of refining and high grading our geophysical and geological data on our prospects.  In addition to the approximately 1,000,000 acres of our seismic data already re-processed to advanced depth-imaging standards, approximately 100,000 acres of the Company’s seismic data are currently being re-processed to further enhance and expand the Company’s prospect portfolio.  Significant additional work, involving more than 11,000 technical person hours, has been performed on several prospects with the objective of seeking partners for the drilling of the initial exploration wells.

As of April 2015, the Company has held substantive discussions with nine operators in the Gulf of Mexico and two non-operating companies regarding potential drilling participation in a selected set of GulfSlope prospects.  To date, only one of these companies has declined to participate.  The profound and rapid decline in oil prices that began in the fourth quarter of 2014, has affected virtually all E & P company capital budgets and it is the belief of GulfSlope’s management that this has delayed the partnering process for the Company.  Much like previous downturns, a period of stability in oil pricing should have a positive impact on the capital spending planning process for all E&P companies.  It is difficult to predict when this might happen.  Accordingly, the Company is taking steps to deal with this delay by slowing planned spending on seismic and delaying plans for expanding its scope of activities.

The Company is currently evaluating multiple alternatives for raising additional capital to fund the Company’s exploration and/or acquisition strategies.  These alternatives include but are not limited to the issuance of debt and/or equity securities either on a public or private basis, the sale of working interests in selected prospects, or joint ventures with strategic or financial partners.

Significant Accounting Policies

The Company uses the full cost method of accounting for oil and gas exploration and development activities. Under the full cost method of accounting, all costs associated with the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis into a single cost center (“full cost pool”). Such costs include land acquisition costs, G&G expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities and not subject to depletion or immediate impairment.

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. As of March 31, 2015, the Company had no proved reserves, but has acquired unproved properties.  As a result, the geological and geophysical costs incurred during the three and six months ended March 31, 2015 were properly excluded from the amortization base.

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

A more complete discussion of our critical accounting policies is included in our annual report on Form 10-K as of September 30, 2014, which was filed with the SEC on December 15, 2014.

In accordance with one of our seismic data licensing agreements, certain funds have been placed in an escrow account for the purpose of making a future installment payment and are restricted from use in our operations.  Those funds have been classified as restricted cash and the restricted cash at March 31, 2015 was approximately $1.5 million.  In April 2015, this $1.5 million of restricted cash was paid to the seismic company pursuant to the revised seismic data licensing agreement.

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

We have No Proved Reserves.  While we have acquired 91% of the oil and gas properties that we pursued in 2014, we have no proved reserves.  We have identified prospects based on available seismic and geological information that indicate the potential presence of oil or gas, and we own the drilling and production rights for these prospects.  Some of our current prospects may require additional seismic data reprocessing and interpretation.  Even when properly used and interpreted, seismic data and visualization techniques are only tools used to assist geoscientists in identifying structures and hydrocarbon indicators and do not enable the interpreter to have certainty as to whether hydrocarbons are, in fact, present in those structures.  We do not know if any prospect will contain oil or gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable.

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

For a more complete discussion of the factors affecting comparability of our future results, see the risk factors included in Item 1A our annual report on Form 10-K as of September 30, 2014, which was filed with the SEC on December 15, 2014.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

We recorded no revenue during the three months ended March 31, 2015 and 2014. General and administrative expenses were approximately $0.8 million for the three months ended March 31, 2015 and 2014. The general and administrative expenses include salaries and stock compensation costs, legal and accounting costs, marketing and financial consulting expense, and interest and insurance expense. We incurred $0.09 million in impairment of capitalized exploration costs for the three months ended March 31, 2015, compared to approximately $1.0 million for the three months ended March 31, 2014.  Because we acquired oil and gas properties in the quarter ended June 30, 2014, most of our capitalized exploration costs were no longer subject to impairment; the $0.09 million impairment amount relates to properties for which we were the high bidder in March 2015 but the properties have not yet been awarded.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014

We recorded no revenue during the six months ended March 31, 2015 and 2014.  We incurred $0.09 million of impairment of capitalized exploration costs for the six months ended March 31, 2015, compared to approximately $2.7 million for the six months ended March 31, 2014, because we acquired oil and gas properties in the quarter ended  June 30, 2014 most of our capitalized exploration costs were no longer subject to impairment, the $0.09 million impairment amount relates to properties for which we were the high bidder in March 2015 but the properties have not yet been awarded.  General and administrative expenses were approximately $1.6 million for the six months ended March 31, 2015, compared to approximately $1.2 million for the six months ended March 31, 2014, primarily due to an increase in salaries, stock compensation expense and marketing and financial consulting expenses.

Liquidity and Capital Resources

As of March 31, 2015, we had $1,132,377 of cash on hand, excluding $1,500,301 of restricted cash in an escrow account earmarked for a future payment associated with seismic data. Under our current business plan, we will require a minimum of approximately $10 million to fund operations through March 31, 2016.  Future equity financings may be dilutive to our stockholders, and the terms of future equity financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best-efforts financings. There is no assurance that we can raise adequate funds during the next 12 months, or raise additional capital thereafter. Failure to raise additional capital, on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

We have incurred losses from inception to March 31, 2015 of $26,496,466.  Further losses are anticipated in developing our business.  As of March 31, 2015, we had $1,132,377 of cash on hand, excluding $1,500,301 of restricted cash in an escrow account earmarked for a future payment associated with seismic data.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the six months ended March 31, 2015 the Company used approximately $1.1 million of net cash in operating activities, compared with $0.9 million of net cash used in operating activities for the six months ended March 31, 2014. For the six months ended March 31, 2015 we used approximately $2.1 million of cash in investing activities, primarily due to exploration costs compared with receiving approximately $2.2 million of cash from investing activities for the six months ended March 31, 2014, primarily due to farm-out proceeds, exploration costs and BOEM related deposits incurred for the six months ended March 31, 2014.  For the six months ended March 31, 2015, we used approximately $0.1 million in financing activities, primarily due to payments on notes payable, compared with the six months ended March 31, 2014 during which we had approximately $5.1 million of net cash from financing activities, primarily due to proceeds from the sale of common stock.

In accordance with one of our seismic data licensing agreements, certain funds have been placed in an escrow account for the purpose of making a future installment payment and are restricted from use in our operations.  These funds have been classified as restricted cash, which had a balance at March 31, 2015 of approximately $1.5 million. These funds were paid out in April 2015, in accordance with the data licensing agreement.

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

At March 31, 2015, we had approximately $6.6 million of debt outstanding. All debt outstanding is fixed-rate debt with a weighted average interest rate of approximately 5%.  Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

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

Limitations on the Effectiveness of Controls

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between January and March 2015, the Company entered into separate agreements with four vendors to issue shares of its common stock as consideration for services rendered in the ordinary course of business.  On January 20, 2015, 250,000 shares were issued to one of the vendors.  As of March 31, 2015, an additional 654,562 shares had yet to be issued to three of these vendors.   The shares will be issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.1 of Form 8-K filed May 30, 2014.
3.2	Amended and Restated Bylaws of GulfSlope Energy, Inc., incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended June 30, 2014.
4.1	Common Stock Specimen, incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended September 30, 2012.
31.1 (1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (1)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH (2)	XBRL Instance Document.
101.CAL (2)	XBRL Calculation Linkbase Document.
101.DEF (2)	XBRL Definition Linkbase Document.
101.LAB (2)	XBRL Label Linkbase Document.
101.PRE(2)	XBRL Presentation Linkbase Document.

(1)	Filed herewith.
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

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	05/11/2015	By:	/s/John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	05/11/2015	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer, and Chief Accounting Officer