Form 10-Q
period 2015-06-30
GULFSLOPE ENERGY, INC.
filed 2015-08-10
CIK 1341726

U. S. Securities and Exchange Commission

Washington, D.C. 20549
______________

FORM 10-Q
______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

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

The number of shares outstanding of our common stock, as of August 10, 2015, was 667,006,679.

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

June 30, 2015

C O N T E N T S

Condensed Balance Sheets	4
Condensed Statements of Operations	5
Condensed Statements of Cash Flows	6
Notes to Condensed Financial Statements	7

 GulfSlope Energy, Inc.
Condensed Balance Sheets
As of June 30, 2015 and September 30, 2014
(Unaudited)

	June 30, 2015	September 30, 2014

Assets
Current Assets
Cash and Cash Equivalents	$195,383	$4,410,302
Restricted Cash	-	1,500,077
BOEM Deposit Receivable	30,240
Prepaid Expenses and Other Current Assets	104,911	33,602
Total Current Assets	330,534	5,943,981
Oil and Natural Gas Properties, Full Cost Method of Accounting
Unproved Properties	6,482,255	2,055,978
Property, Plant, and Equipment, Net of Depreciation	83,630	107,971
Other Non-Current Assets	-	150,000
Total Non-Current Assets	6,565,885	2,313,949
Total Assets	$6,896,419	$8,257,930
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$225,561	$45,210
Related Party Payable	227,331	266,737
Accrued Expenses and Other Payables	1,053,065	2,503,064
Accrued Interest Payable	285,753	40,812
Notes Payable	69,549	4,427
Stock Payable	51,029	-
Loan from Related-Party	7,460,000	6,460,000
Total Current Liabilities	9,372,288	9,320,250
Total Liabilities	9,372,288	9,320,250
Stockholders' Deficit
Preferred Stock; par value ($0.001);
Authorized 50,000,000 shares
none issued or outstanding
Common Stock; par value ($0.001);	667,006	660,672
Authorized 975,000,000 shares; 667,006,679 and
660,672,345 issued and outstanding, respectively
Additional Paid-in-Capital	24,193,376	22,936,685
Accumulated Deficit	(27,336,251)	(24,659,677)
Total Stockholders' Deficit	(2,475,869)	(1,062,320)
Total Liabilities and Stockholders' Deficit	$6,896,419	$8,257,930

The accompanying notes are an integral part to these condensed financial statements.

 GulfSlope Energy, Inc.
Condensed Statements of Operations
For the Three and Nine Months Ended June 30, 2015 and 2014
 (Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$-	$-	$-	$-
Impairment of Oil and Natural Gas Properties		-	93,052	2,726,103
General & Administrative Expenses	756,911	542,222	2,334,765	1,772,025
Net Loss from Operations	(756,911)	(542,222)	(2,427,817)	(4,498,128)
Other Income/(Expenses):
Interest Income	-	160	965	2,648
Interest Expense	(82,876)	(70,590)	(249,722)	(207,262)
Net Loss Before Income Taxes	(839,787)	(612,652)	(2,676,574)	(4,702,742)
Provision for Income Taxes	-	-	-	-
Net Loss	$(839,787)	$(612,652)	$(2,676,574)	$(4,702,742)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	661,019,557	625,724,010	660,877,111	619,624,197

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.
Condensed Statements of Cash Flows
For the Nine Months Ended June 30, 2015 and 2014
(Unaudited)

	For the nine months ended June 30, 2015		For the nine months ended June 30, 2014
OPERATING ACTIVITIES
Net Loss		$(2,676,574)		$(4,702,742)
Adjustments to reconcile net income/loss to net cash
From Operating Activities:
Impairment of Oil and Natural Gas Properties		93,052		2,726,103
Depreciation		38,818		24,145
Stock Based Compensation		305,483
Stock Issued for Services		119,650		305,087
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Prepaid Expenses		162,111		58,371
(Increase)/Decrease in Other Assets		-		-
Increase/(Decrease) in Accounts Payable and Stock Payable		114,875		154,954
Increase/(Decrease) in Related Party Payable		(39,405)		(78,991)
Increase/(Decrease) in Accrued Interest		244,941		203,606
Increase/(Decrease) in Accrued Liabilities		(1,450,000)		(3,480,565)
Net Cash From Operating Activities		(3,087,049)		(4,790,032)

INVESTING ACTIVITIES
Lease Deposits & Deposit Receivable		119,760		(254,885)
Leases Purchased		(1,148,302)		(8,126,972)
Proceeds From Sale of Working Interests		-		8,200,000
Exploration Costs		(2,916,627)		(3,833,359)
Purchase of Equipment		(14,478)		(54,748)
Net Cash From Investing Activities		(3,959,647)		(4,069,964)

FINANCING ACTIVITIES
Restricted Cash		1,500,077		2,499,614
Proceeds from Stock Issuance		500,000		5,154,372
Proceeds from Related Party Loans		1,000,000		1,160,000
Payments on Note Payable		(168,300)		(83,539)
Payments on Related Party Loans		-		(20,000)
Net Cash From Financing Activities		2,831,777		8,710,447

Net Decrease in cash		(4,214,919)		(149,549)
Beginning Cash Balance		4,410,302		310,199
Ending Cash Balance		$195,383		$160,650

Supplemental Schedule of Cash Flow Activities
Cash Paid for Income Taxes		$-		$-
Cash Paid for Interest		$4,678		$2,675
Non-Cash Financing and Investing Activities
Stock Issued on Conversion of Related Party Note		$-		$180,000
Prepaid Asset Financed by Note Payable		$233,421		$121,626
Purchase of Developmental Capital Expenditures	$		$
Through Issuance of Restricted Common Stock and Options		337,893		54,343
Included in Accounts Payable		116,506		113,712
Included in Accrued Expenses		-		-
Included in Related Party Payable		-		19,500
 The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.
Notes to Condensed Financial Statements
June 30, 2015
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company,” “GulfSlope,” “our” and words of similar import), a Delaware corporation, is an independent crude oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana in less than 1000 feet of water depth.  The Company has leased 23 federal Outer Continental Shelf blocks (referred to as “leases” in this Report) and licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

Since March 2013, we have been singularly focused on identifying high-potential oil and gas prospects. We have licensed 3-D seismic data covering approximately 2.2 million acres and have evaluated this data using advanced interpretation technologies. As a result of these analyses, we have identified and acquired leases on 19 prospects that we believe may contain economically recoverable hydrocarbon deposits, and we plan to continue to conduct more refined analyses of our prospects as well as target additional lease and property acquisitions. We have focused our activities in the federal waters of the Gulf of Mexico. We have given preference to areas where oil and gas production infrastructure already exists, which we believe will allow for any discoveries to be developed faster and less expensively with the goal to reduce economic risk while increasing returns.

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

Liquidity/Going Concern

We have incurred accumulated losses for the period from inception to June 30, 2015 of $27,336,251.  Further losses are anticipated in developing our business.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  As of June 30, 2015, we had $195,383 of unrestricted cash on hand.  The Company estimates that it will need to raise a minimum of $10 million to fund operations through June 30, 2016, and likely significantly more capital to meet its obligations during the subsequent 12 months. The Company plans to finance the Company through the issuance of equity, debt financing, and/or the sale of working interests in our prospects. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The costs of unproved properties and related capitalized costs are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  Capitalized costs that are directly associated with unproved properties acquired by the Company during the current quarter are included in the full cost pool.  As of June 30, 2015, the Company had no proved reserves.

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

As the Company has incurred losses for the nine months ended June 30, 2015 and 2014, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of June 30, 2015 and 2014, there were 54,125,467 and 51,701,528 potentially dilutive shares.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. In July 2015 the effective date of this standard was deferred for one year to December 15, 2017.

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

In August 2014,  the FASB issued Accounting Standard Update No. 2014-15 (“ASU No. 2014-15”),  Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early application is permitted.  We are currently evaluating the accounting implication and do not believe the adoption of ASU 2014-15 will have material impact on our financial statements, although there may be additional disclosures upon adoption.

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

During the period April 1 to September 30, 2014, the Company incurred $1,365,239 in consulting fees and salaries and benefits associated with full-time geoscientists, and $763,767 associated with technological infrastructure, third party hosting services and seismic data. The Company properly capitalized these G&G costs because the Company acquired specific unevaluated properties during the period to which these costs were related. The capitalized exploration costs of $2,129,006 and the $8,126,972 paid for the awarded leases and first year rentals are netted with the $8,200,000 received for the farm-out agreement resulting in the amount of our unproved oil and gas properties of $2,055,978 reflected on our balance sheet at September 30, 2014.

During the period October 1, 2014 to June 30, 2015, the Company incurred $2,500,705 in consulting fees and salaries and benefits associated with full-time geoscientists, and $870,322 associated with technological infrastructure, third party hosting services and seismic data. The Company properly capitalized these G&G costs because the Company acquired specific unevaluated properties during the period that these costs relate to. At March 31, 2015, a portion of these costs, $93,052, specifically related to properties that were not yet acquired were subject to the ceiling limitation test and immediately impaired.  These remaining capitalized amounts when added to the amount paid for our lease bonus and lease rental payments of $9,348,302 and netted with the receipts from sale of  a working interest of $8,200,000 results in unproved oil and gas properties of $6,482,255 reflected on our balance sheet at June 30, 2015.

In March 2015, the Company competitively bid on four blocks in the Central Gulf of Mexico Lease Sale 235 conducted by BOEM.  The Company was the high bidder on three of the four blocks.  The Company was awarded two of the three blocks and paid the remaining 80% lease bonus amount and the first year rentals for total consideration of $340,547.

The Company paid $807,755 in annual lease rental payments to the BOEM in May and June of 2015.

As of June 30, 2015, the Company was owed $30,240 by the BOEM for the lease deposit on the lease, which was not awarded.  This amount was received in July 2015.

NOTE 5 – RELATED PARTY TRANSACTIONS

During April through September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current chief executive officer.  The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, Mr. Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock, which shares were issued in July 2013.  In June of 2014, the Company entered into a promissory note whereby it borrowed a total of $1,160,000 from Mr. Seitz. The note is due on demand, is not convertible and bears interest at a rate of 5% per annum. Additionally on June 30, 2015 the company entered into a promissory note with Mr. Seitz whereby it borrowed a total of $1,000,000.  The note is due on demand, not convertible and bears interest at the rate of 5% per annum. There was a total of $285,753 of unpaid interest associated with these loans included in accrued liabilities within our balance sheet as of June 30, 2015.

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

In October 2013, the Company issued to Mr. Rodgers a ten-year option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share.  A fair value of $161,143 was computed using the Black-Scholes option-pricing model, of which $9,989 and $35,426 has been expensed during the three  and nine months ended June 30, 2015, and $24,562 and $81,246 for the three and nine months ended June 30, 2014.  The options vested 50% in October 2014 and will vest 50% in October 2015.

Domenica Seitz, CPA, a family member of the CEO, has provided accounting consulting services to the Company. During the fiscal year ended September 30, 2013, the amount of services rendered was nominal and was donated. During the twelve month period ended September 30, 2014, the level of services provided increased and was valued at $59,510 based on market-competitive salaries, time devoted and professional rates. The Company has accrued this amount, as well as $44,640 for the nine months ended June 30, 2015 and these amounts are reflected in the condensed financial statements. The Company has also engaged a third party professional services firm to assist with accounting and internal controls.

James M. Askew is the sole officer, director and greater than 10% shareholder of Texas South, the entity with which the Company entered into the March 2014 farm-out letter agreement pursuant to which the Company agreed to sell certain working interests in potential prospects.

Mr. Seitz has not received a salary since May 31, 2013, the date he commenced serving as our chief executive officer and accordingly, no amount has been accrued on our financial statements. Prior to serving as an executive officer, Mr. Seitz served as a Company consultant and the Company accrued and subsequently paid $120,000 of consulting compensation to Mr. Seitz.  As Mr. Seitz beneficially owns 245,706,023 shares of the Company’s common stock (including shares issuable upon conversion of the principal amount of convertible notes held by Mr. Seitz), the Company recognizes that his level of stock ownership significantly aligns his interests with shareholders’ interests. From time to time, the compensation committee may consider compensation arrangements for Mr. Seitz given his continuing contributions and leadership.

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

In connection with the Company's 2014 private placement of common stock at a purchase price of $0.24 per share, Dr. Bain purchased 750,000 shares of common stock, Mr. Charles Hughes, Vice President, Land purchased 100,000 shares of common stock, and Mr. Morris purchased 416,667 shares of common stock.

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

In March 2014, the Company issued an aggregate of 1,000,000 shares of restricted stock to two non-employee directors.  The restricted stock is subject to vesting pursuant to which one-half vested in March 2015 and the remaining half will vest in March 2016.

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

The Company shareholders approved the 2014 Omnibus Incentive Plan on May 29, 2014.  Restricted stock awards made after this date to executives and employees were made pursuant to the plan.

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

On April 17, 2015, the Company sold 5,000,000 shares of common stock to two accredited investors in a private placement at a price of $0.10 per share. The common stock sold has anti-dilution protection that will adjust the price per share in the event that the Company closes on a common stock financing at an effective price of less than $0.10 per share. This anti-dilution provision is in effect through December 31, 2015.

NOTE 7– STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $212,639 and $643,376 in stock-based compensation expense during the three and nine months ended June 30, 2015, and $52,563 and $109,247 during the three and nine months ended June 30, 2014, respectively.  A portion of these costs were capitalized to unproved properties and the remainder were recorded as general and administrative expenses.

As of June 30, 2015, there was $12,843 of unrecognized stock-based compensation cost related to the stock option grant that is expected to be expensed over a weighted-average period six months.  There was no intrinsic value for options outstanding as of June 30, 2015.  As of June 30, 2015 there was $870,200 of unrecognized stock-based compensation cost related to restricted stock grants that is expected to be expensed over a period of 15 months.

The following table summarizes the Company’s stock option activity during the nine months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at September 30, 2014	2,000,000	-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2015	2,000,000	$0.12	4.06
Vested and expected to vest	2,000,000	$0.12	4.06
Exercisable at June 30, 2015	1,000,000	-	-

NOTE 8– COMMITMENTS AND CONTINGENCIES

In March 2013, the Company licensed certain seismic data pursuant to two agreements.  With respect to the first agreement, as of June 30, 2015, the Company has paid $6,135,500 in cash.  With respect to the second agreement, as of June 30, 2015, the Company has paid $3,009,195 in cash and is obligated to pay an additional $1,003,065 in September 2015.

In July 2013, the Company entered into a two-year office lease agreement.  The agreement calls for monthly payments of approximately $20,200 for the first twelve months and $20,500 for the second twelve months.  In addition, the Company paid a $18,760 security deposit in July 2013. The lease has been extended for an additional six months at the same base rent amount and various options are being investigated for after January 2016.

In March 2014, the Company entered into a farm out letter agreement with Texas South Energy relating to five prospects located within 23 blocks we bid on at the Central Gulf of Mexico Lease Sale 231.  Of the blocks containing the five prospects, the Company was the high bidder on blocks for four of the prospects.  Under the terms of the farm-out letter agreement, Texas South will acquire up to a 20% working interest in these prospects for up to $10 million, of which $8.2 million has been paid to the Company as of June 30, 2015.  The Company will be the operator of record and has the right to negotiate all future joint operating agreements.

In October 2014, the Company purchased an insurance policy and financed the premium by executing a note payable in the amount of $224,361. The balance of the note payable at June 30, 2015 is $62,108.

At June 30, 2015, the Company owes shares of common stock to one vendor for services rendered in the ordinary course of business.  This liability has been recorded on the balance sheet as stock payable.

NOTE 9 – SUBSEQUENT EVENTS

The company entered into a promissory note with Mr. John Seitz whereby it borrowed a total of $160,000 in July 2015.  The note is due on demand, not convertible and bears interest at the rate of 5% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described  and should be read in conjunction with our unaudited condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the financial statements, notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above.

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

The Company currently has 14 full time employees and has invested significant technical person hours (approximately 29,000 hours) in the proprietary interpretation and the associated high-end reprocessing of these seismic data.  The result of this proprietary interpretation has been the identification of multiple prospects that we believe may have substantial potential hydrocarbon deposits.  Based on this analysis, we competitively bid on 23 blocks at the Central Gulf of Mexico Lease Sale 231 conducted by the BOEM in March 2014.  Of those 23 bids, we were the high bidder on 22 blocks and during May and June of 2014, the Company was ultimately awarded 21 of the 22 blocks for total consideration of $8,126,972, which includes the first year rentals.  In March 2015, the Company competitively bid on four blocks in the Central Gulf of Mexico Lease Sale 235 conducted by the BOEM.  The Company was the high bidder on three of the four blocks.  The Company was awarded two of the three blocks and paid the remaining 80% lease bonus amount and the first year rentals for total consideration of $340,547. We have identified 19 prospects that are covered by our leases and throughout this Report we refer to these acquired leases as our “portfolio.”

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

Through June 30, 2015, we have spent approximately $23.4 million on the acquisition, reprocessing, and interpretation of seismic data associated with our seismic license agreements and these costs were capitalized as oil and gas exploration costs which are subject to periodic ceiling limitation tests for impairment.  Approximately $18 million of these seismic-related expenses were incurred prior to the leasing of our offshore blocks and as a result, these capitalized costs were impaired for accounting purposes (see Note 3 – Exploration Costs).  Approximately $5.4 million of our seismic-related expenditures were incurred subsequent to the leasing of our offshore blocks and these expenses have been capitalized and added to lease acquisition costs of $9.3 million resulting in unproved properties of $14.7 million.  The $8.2 million sale of  working interest was subtracted from this amount and the result of $6.5 million is reflected as Unproved Properties on our Condensed Balance Sheet as of June 30, 2015.

We have historically operated our business with working capital deficits and these deficits have historically been funded by equity investments and loans from management. As of June 30, 2015, we had $195,383 of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through June 30, 2016.  This does not include any capital expenditures related to exploration drilling costs. The Company plans to finance its obligations and planned expenditures through the issuance of equity, debt financing, and/or the sale of working interests in our prospects.

Current Operations

As a result of the acquisition of our lease blocks and the identification of our 19 prospects, we intend to cause multiple exploration wells to be drilled in our portfolio.  Drilling is expected to commence in 2016 and we anticipate drilling select prospects in our portfolio as the operator of record.  As the operator, we are currently focused on pre-drilling planning and operations to include obtaining the necessary regulatory permits, insurance and bonding, contracting drilling rig(s), engineering design work, selecting vendors/contractors and securing certain long lead materials.

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

We are also in the process of refining and high grading our geophysical and geological data on our prospects.  In addition to the approximately 1,000,000 acres of our seismic data already re-processed to advanced depth-imaging standards, approximately 100,000 acres of the Company’s seismic data are currently being re-processed to further enhance and expand the Company’s prospect portfolio.  Significant additional work, involving more than 15,000 technical person hours, has been performed on several prospects with the objective of seeking partners for the drilling of the initial exploration wells.

As of June 2015, the Company has held substantive discussions with nine operators in the Gulf of Mexico and two non-operating companies regarding potential drilling participation in a selected set of GulfSlope prospects.  To date, only one of these companies has formally declined to participate.  Discussions with additional potential operators and non-operators are scheduled and the Company continues to see expanded industry interest in its drilling portfolio. However, the profound and rapid decline in oil prices that began in the fourth quarter of 2014 has affected virtually all oil and gas company capital budgets and it is the belief of GulfSlope’s management that this has delayed the partnering process for the Company.  Much like previous downturns, a period of stability in oil pricing should have a positive impact on the capital spending planning process for all oil and gas companies.  It is difficult to predict when this might happen.  Accordingly, the Company is taking steps to deal with this delay by slowing planned spending on seismic and delaying plans for expanding its scope of activities.

The Company is currently evaluating multiple alternatives for raising additional capital to fund the Company’s exploration and/or acquisition strategies.  These alternatives include but are not limited to the issuance of debt and/or equity securities either on a public or private basis, the sale of working interests in selected prospects, joint ventures with strategic or financial partners, and acquisition of producing assets with positive cash flow to support exploration activities.

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

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. As of June 30, 2015, the Company had no proved reserves, but has acquired unproved properties.  As a result, the geological and geophysical costs incurred during the three  months ended June 30, 2015 were properly excluded from the amortization base.  For the nine months ended June 30, 2015, a portion of these costs, $93,052, specifically related to properties that were not yet acquired were subject to the ceiling limitation test and immediately impaired.

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

In accordance with one of our seismic data licensing agreements, certain funds were placed in an escrow account for the purpose of making a future installment payment and were restricted from use in our operations.  Those funds were classified as restricted cash and the restricted cash at June 30, 2015 was $0, because the $1.5 million of restricted cash in the account at March 31, 2015 was paid to the seismic company in April 2015, pursuant to the revised seismic data licensing agreement.

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

We have no proved reserves.  While we have acquired 85% of the oil and gas properties that we pursued, we have no proved reserves.  We have identified prospects based on available seismic and geological information that indicate the potential presence of oil or gas, and we own the drilling and production rights for these prospects.  Some of our current prospects may require additional seismic data reprocessing and interpretation.  Even when properly used and interpreted, seismic data and visualization techniques are only tools used to assist geoscientists in identifying structures and hydrocarbon indicators and do not enable the interpreter to have certainty as to whether hydrocarbons are, in fact, present in those structures.  We do not know if any such prospect will contain oil or gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

We recorded no revenue during the three months ended June 30, 2015 and 2014. General and administrative expenses were approximately $0.8 million for the three months ended June 30, 2015, compared to approximately $0.5 million for the three months ended June 30, 2014.  The difference is primarily due to an increase in salaries, stock compensation expense and insurance, marketing and financial consulting expense.  Impairment of capitalized geological and geophysical costs were $0 for the three months ended June 30, 2015 and $0 for the three months ended June 30, 2014.  This is the case due to the fact that we acquired oil and gas properties in the quarter ended June 30, 2014 and exploration costs have been capitalized and not subject to impairment.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

We recorded no revenue during the nine months ended June 30, 2015 and 2014.  General and administrative expenses were approximately $2.3 million for the nine months ended June 30, 2015, compared to approximately $1.8 million for the nine months ended June 30, 2014.  The difference is primarily due to an increase in salaries, stock compensation expense and insurance, marketing and financial consulting expense. Impairment of capitalized geological and geophysical costs were approximately $0.09 million for the nine months ended June 30, 2015, and approximately $2.7 million for the nine months ended June 30, 2014.  This is the case due to the fact that we acquired oil and gas properties in the quarter ended June 30, 2014 and most of our capitalized exploration costs were no longer subject to impairment. The $0.09 million impairment amount relates to properties for which we were the high bidder in March 2015 but the properties were not awarded until the quarter ended June 30, 2015.

Liquidity and Capital Requirements

As of June 30, 2015, we had $195,383 of cash on hand.  Under our current business plan, we believe that we will need to raise a minimum of $10 million to fund operations through June 30, 2016.  This does not include any capital expenditures related to exploration drilling costs and this estimate is subject to change based on the execution of our business plan and unexpected expenses or capital needs. Future equity financings may be dilutive to our stockholders, and the terms of future equity financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best efforts private equity financings and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings.  The failure to raise sufficient capital could cause us to cease operations.

We have incurred losses from inception to June 30, 2015 of $27,336,251.  Further losses are anticipated as we develop our business.   As of June 30, 2015, we had $195,383 of cash on hand. Under our current business plan, we believe that we will need to raise a minimum of $10 million to fund operations through June 30, 2016.  The Company plans to continue financing the Company through future best-efforts equity and/or debt financings. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  Our policy has been to periodically raise funds through sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan.  Short term needs have been historically funded through loans from executive management.

For the nine months ended June 30, 2015, the Company used approximately $3.1 million of net cash in operating activities, compared with approximately $4.8 million of net cash used in operating activities for the nine months ended June 30, 2014. For the nine months ended June 30, 2015 we used approximately $4 million of cash in investing activities compared with approximately $4.1 million of cash used in investing activities for the nine months ended June 30, 2014, primarily due to lease acquisition costs, annual lease rental costs and exploration costs for  the nine months ended June 30, 2015  compared to the sale of working interests, exploration costs and lease acquisition and BOEM related deposits incurred for the nine months ended June 30, 2014.  For the nine months ended June 30, 2015 we received approximately $2.8 million of net cash from financing activities, compared with approximately $8.7 million received from financing activities for the nine months ended June 30, 2014.  This differential is due primarily to proceeds from the sale of common stock and the use of restricted cash to pay a vendor.

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

At June 30, 2015, we had approximately $7.5 million of debt outstanding. All debt outstanding is fixed-rate debt with a weighted average interest rate of approximately 5%.  Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between April and June 2015, the Company entered into separate agreements with three vendors to issue shares of its common stock as consideration for services rendered in the ordinary course of business.  On June 30, 2015, 712,122 shares were issued to two of the vendors.  As of June 30, 2015, an additional 409,607  shares had yet to be issued to one of these vendors.   The shares will be issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

On April 17, 2015, the Company sold 5,000,000 shares of common stock to two accredited investors in a private placement at a price of $0.10 per share. The common stock sold has anti-dilution protection that will adjust the price per share in the event that the Company closes on a common stock financing at an effective price of less than $0.10 per share. This anti-dilution provision will remain in effect through December 31, 2015.  The shares were issued pursuant to an exemption from registration under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.                   Description

3.1	Amended and Restated Certificate of Incorporation of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.1 of Form 8-K filed May 30, 2014.
3.2	Amended and Restated Bylaws of GulfSlope Energy, Inc., incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended June 30, 2014.
4.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1(2)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Instance Document.
101.CAL(2)	XBRL Calculation Linkbase Document.
101.DEF(2)	XBRL Calculation Linkbase Document.
101.LAB(2)	XBRL Label Linkbase Document
101.PRE(2)	XBRL Presentation Linkbase Document.

(1)	Filed herewith.
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

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	08/10/2015	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	08/10/2015	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer, and Chief Accounting Officer