Form 10-K
period 2015-09-30
GULFSLOPE ENERGY, INC.
filed 2015-12-29
CIK 1341726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2015

or

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

The market value of the voting stock held by non-affiliates was $47,802,592 based on 405,106,714 shares held by non-affiliates. These computations are based upon the closing sales price of $0.118 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) on March 31, 2015.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of December 29, 2015
Common Stock, $0.001 par value per share	679,991,952

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

ITEM 1. BUSINESS

Business Development

General

GulfSlope Energy, Inc. is an independent oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico ("GOM") federal waters offshore Louisiana in 800 feet or less of water depth.  The Company, to date, has leased 23 federal Outer Continental Shelf blocks (referred to as “leases” in this Report) and licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

Since March 2013, we have been singularly focused on identifying high-potential oil and gas prospects. We have licensed 3-D seismic data covering approximately 2.2 million acres and have evaluated this data using advanced interpretation technologies. As a result of these analyses, we have identified and acquired leases on 19 prospects that we believe may contain economically recoverable hydrocarbon deposits, and we continue to conduct more refined analyses of our prospects as well as targeting additional lease and property acquisitions. Our activities have been focused exclusively in the federal waters of the Gulf of Mexico. We have given preference to areas with water depths of 800 feet or less where production infrastructure already exists, which we believe will allow for any discoveries to be developed faster and less expensively with the goal to reduce economic risk while increasing returns.

As of September 30, 2015, we have no proved reserves. We expect that any drilling activities on our prospects will not commence until calendar year 2016, at the earliest. See Item 1A. Risk Factors – We have no proved reserves and areas that we decide to drill may not yield oil and natural gas in commercial quantities or quality, or at all.

Competitive Advantages

Experienced management and technical team.  Our management and technical teams have significant experience in finding and developing oil and natural gas. Our team has a track record of discovering and developing multi-billion dollar projects worldwide. Our management team is led by John N. Seitz and Ronald A. Bain, who have over 75 years of combined industry experience exploring for and developing oil and natural gas. Our technical team consists of geoscientists and engineers who have over 150 years of combined industry experience exploring for and developing oil and natural gas. We believe that the strength of our team and our singular focus distinguishes us from many competitive exploration and production (“E&P”) companies.

Advanced seismic image processing. Commercial improvements in 3-D seismic data imaging and the development of advanced processing algorithms, including pre-stack depth, beam, and reverse time migration have allowed the industry to better distinguish hydrocarbon traps and identify previously unknown prospects. Specifically, advanced processing techniques improve the definition of the seismic data from a scale of time to a scale of depth, thus correctly locating the images in three dimensions.  Our technical team has significant experience utilizing advanced seismic image processing techniques in our area of concentration.

Industry leading position in our area of concentration.    As a result of interpreting our 3-D seismic data, we have leased 23 blocks which makes us one of the largest lease holders in our area of concentration.   We believe the proprietary reprocessing and contiguous nature of our licensed 3-D seismic data gives us an advantage over other E&P companies operating in our focus area.  We will continue to identify additional leasing opportunities in our focus area that would further enhance our exploration drilling portfolio.

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

Lease and Acquisition Strategy

Our prospect identification and analytical approach is based on a thorough understanding of the geologic trends within our focus areas. Exploration efforts have been focused in areas where lease acquisition opportunities are readily available. We entered into two master 3-D license agreements, together covering approximately 2.2 million acres and we have completed advanced processing on select areas within this licensed seismic area exceeding 1 million acres. We plan to expand this coverage and perform further advanced processing, both with currently licensed seismic data and seismic data to be acquired. We seek to acquire and reprocess the highest resolution data available in the potential prospect’s direct vicinity. This includes advanced imaging information to further our understanding of a particular reservoir’s characteristics, including both trapping mechanics and fluid migration patterns. Reprocessing is accomplished through a series of model building steps that incorporate the geometry of the geology to optimize the final image. The integration of existing geologic understanding and enhanced seismic interpretation by us provides the Company with unique perspectives on existing producing areas and underexplored formations prospective for hydrocarbon production.

We have acquired the leases for 23 blocks covering approximately 108,000 gross acres (approximately 102,000 net acres) and we will evaluate additional sources of growth opportunities with companies that hold active leases in our focus area. Our leases have a five-year primary term, expiring between 2019 and 2020. We intend to acquire additional leases by lease sale, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic acquisition, processing, and/or interpretation may become highly advantageous, in order to more precisely define the most optimal drillable location(s).

Drilling and Other Exploratory and Development Strategies

With our success in the leasing of our targeted prospects, our plan is to initially enter into farm-in and farm-out arrangements with other oil and gas companies with established operating capabilities. Our goal is to diversify risk and minimize capital exposure to exploration drilling costs. We expect much of our exploration drilling cost to be paid by our partners through these transactions in return for our delivery of an identified prospect on acreage we control. Such arrangements are a commonly accepted industry method of proportionately recouping pre-drill cost outlays for seismic, land, and associated interpretation expenses. We cannot assure you, however, that we will be able to enter into any such arrangements on satisfactory terms. In any drilling, we expect that our retained working interest will be adjusted based upon factors such as geologic risk and well cost.

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

We expect that any drilling activities will not commence until calendar year 2016, at the earliest.

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

Oil and gas prices determine the commercial feasibility of a project. Certain projects may become feasible with higher prices or, conversely, may falter with lower prices. Volatility in the price of oil, gas and other commodities has increased and is likely to continue in the future. Beginning in late 2014, a significant decline in oil prices occurred and has continued throughout 2015, complicating the assessment of revenue projections. Most governments have enforced strict regulations to uphold high standards of environmental awareness; thus, holding companies to a high degree of responsibility vis-а-vis protecting the environment. Aside from such environmental factors, oil and gas drilling is often conducted near populated areas. For a company to be successful in its drilling endeavors, working relationships with local communities are crucial to promote business strategies and to avoid the repercussions of disputes that might arise over local business operations. At this time, the Company does not have any production or proved oil or gas reserves.

Governmental Regulation

Our future oil and gas operations will be subject to various federal, state, and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties, occupational health and safety, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation, and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, and local laws and regulations relating primarily to the protection of human health and the environment. State and local laws and regulations may affect the prices at which royalty owners are paid for their leases by requiring more stringent disclosure and certification requirements, adjusting interest rates for late payments, raising legal and administrative costs and imposing more costly default contractual terms. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.  Although the regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect others in our industry with similar business models.

Environmental laws provide for, among other things, restrictions and prohibitions on spills, releases, or emissions of various substances produced in association with oil and gas operations. The laws also require that wells and facility sites be operated, maintained, abandoned, and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such laws can require significant expenditures and a breach may result in the imposition of fines and penalties, the payment of which could have a material adverse effect on our financial condition or results of operations. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. The discharge of oil or gas or other pollutants into the air, soil, or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. No assurance can be given that environmental laws will not result in a curtailment of any future production or a material increase in the costs of production, development, or exploration activities or otherwise adversely affect our financial condition, results of operations, or prospects. We could incur significant liability for damages, clean-up costs, and penalties in the event of discharges into the environment, environmental damage caused by us, or previous owners of our property, or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, we could face actions brought by private parties or citizens groups. Any of the foregoing could have a material adverse effect on our financial results.

On April 22, 2010, the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico, sank after a blowout and fire resulting in a significant flow of hydrocarbons from the BP Macondo well. Subsequent to the Deepwater Horizon incident, the Bureau of Ocean Energy Management (“BOEM”) issued a series of Notice to Lessees (“NTLs”) imposing new regulatory requirements and permitting procedures for new wells to be drilled in federal waters of the outer continental shelf (“OCS”). These new regulatory requirements include the following:

·
the Environmental NTL, which imposes new and more stringent requirements for documenting the environmental impacts potentially associated with the drilling of a new offshore well and significantly increases oil spill response requirements;

·
the Compliance and Review NTL, which imposes requirements for operators to secure independent reviews of well design, construction and flow intervention processes and also requires certifications of compliance from senior corporate officers;

·
the Drilling Safety Rule, which prescribes tighter cementing and casing practices, imposes standards for the use of drilling fluids to maintain well bore integrity and stiffens oversight requirements relating to blowout preventers and their components, including shear and pipe rams; and

·
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

Environmental Regulation

The operation of our future oil and gas properties will be subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Applicable U.S. federal environmental laws include, but are not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Clean Water Act (“CWA”) and the Clean Air Act (“CAA”). These laws and regulations govern environmental cleanup standards, require permits for air, water, underground injection, waste disposal and set environmental compliance criteria. In addition, state and local laws and regulations set forth specific standards for drilling wells, the maintenance of bonding requirements in order to drill or operate wells, the spacing and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the prevention and cleanup of pollutants and other matters. Typically, operators maintain insurance against costs of clean-up operations, but are not fully insured against all such risks. Additionally, Congress and federal and state agencies frequently revise the environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs. There can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause us to incur material environmental liabilities or costs.

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

Among the environmental laws and regulations that could have a material impact on the oil and natural gas exploration and production industry and our business are the following:

Waste Discharges. The CWA and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the Environmental Protection Agency (“EPA”) or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of federal laws mandate preparation of detailed plans that address spill response, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for noncompliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Air Emissions. The CAA and associated state laws and regulations restrict the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before construction can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. EPA has been developing increasingly stringent regulations governing air emissions from the oil and gas industry, especially with respect to toxic air pollutants, volatile organic compounds, and greenhouse gases (“GHGs”), that may increase the costs of compliance.

Oil Pollution Act. The Oil Pollution Act of 1990 (“OPA”) and regulations thereunder impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA. OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.

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

Worker Safety. The Occupational Safety and Health Act (“OSHA Act”) and comparable state statutes regulate the protection of the health and safety of workers. The OSH Act’s hazard communication standard requires maintenance of information about hazardous materials used or produced in operations and provision of such information to employees. Other OSH Act standards regulate specific worker safety aspects of our operations. Failure to comply with OSH Act requirements can lead to the imposition of penalties.

Safe Drinking Water Act. The Safe Drinking Water Act and comparable state statutes may restrict the disposal, treatment or release of water produced or used during oil and gas development. Subsurface emplacement of fluids (including disposal wells or enhanced oil recovery) is governed by federal or state regulatory authorities, that in some cases, includes the state oil and gas regulatory authority or the state’s environmental authority. These regulations may increase the costs of compliance.

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

Implications of Being an Emerging Growth Company

As an “emerging growth company” under the Jumpstart Our Business Startups (“JOBS”) Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. In particular, we have not included all of the executive compensation related information that would be required in this report if we were not an emerging growth company. In addition, for so long as we are an emerging growth company, we will not be required to:

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

Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. Also, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) September 30, 2019; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on March 31 of each year. We are currently evaluating and monitoring developments with respect to these new rules and we cannot assure you that we will be able to enjoy part or all of the benefits from the JOBS Act. We cannot predict whether investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We expect our capital outlays and operating expenditures to increase substantially over at least the next several years as we expand our operations. Lease acquisition costs, as well as drilling operations are very expensive, and we will need to raise substantial additional capital, through equity offerings, joint ventures and/or debt financing in early 2016.

Our future capital requirements will depend on many factors, including:

·	the number, location, terms and pricing of our anticipated lease acquisitions;
·	our financing of the lease acquisitions and associated bonding;
·	our ability to enter into partnerships and farm-outs with other oil and gas E&P companies and/or financial investors on satisfactory terms;
·	location of any drilling activities, whether onshore or offshore, as well as the depth of any wells to be drilled;
·	cost of additional seismic data to license as well as the reprocessing cost;
·	the scope, rate of progress and cost of any exploration and production activities;
·	oil and natural gas prices;
·	our ability to locate and acquire hydrocarbon reserves;
·	our ability to produce those oil or natural gas reserves;
·	access to oil and gas services and existing pipeline infrastructure;
·	the terms and timing of any drilling and other production-related arrangements that we may enter into;
·	the cost and timing of governmental approvals and/or concessions;
·	the cost, number, and access to qualified industry professionals we employ; and
·	the effects of competition by larger companies operating in the oil and gas industry.

We have planned operating expenditures for fiscal year 2016 of approximately $7.1 million, which includes $0.8 million of net lease rentals to the BOEM, $1 million in seismic data payments and $0.1 million in payments for seismic software licenses.  We will need to raise funds to cover these and other planned operating expenditures.

To the extent we are able to raise capital through equity financings, they may be dilutive to our stockholders.  Alternative forms of future financings may include preferred stock with preferences or rights superior to our common stock.  Debt financings may involve a pledge of assets and will rank senior to our common stock.  We have historically financed our operations through best efforts private equity and debt financings.  We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings.  There is no assurance that we can raise the capital necessary to fund our business plan.  Failure to raise the required capital to fund operations, on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

Our fiscal 2015 audited financial statements contain a going concern qualification, raising questions as to our continued existence.
We have incurred losses since our inception resulting in an accumulated deficit of approximately $28.4 million at September 30, 2015.  Further losses are anticipated as we continue to develop our business.  As a result, in their audit report our independent auditors expressed substantial doubt about our ability to continue as a going concern.  To continue as a going concern, we estimate that we will need approximately $7.1 million to meet our obligations and planned operating expenditures during fiscal year 2016.  These expenditures include lease rentals to the BOEM, general and administrative expenses, and costs associated with IT and seismic acquisition and processing.  We plan to finance our operations through equity offerings, debt financing, and/or joint ventures. There are no assurances that financing will be available with acceptable terms, if at all. If we are not successful in obtaining financing, our operations would need to be curtailed or ceased.

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
We commenced our business activity in March 2013, when we entered into 3-D license agreements covering approximately 2.2 million acres, and have entered into additional 3-D license agreements with seismic companies to acquire additional data and reprocess seismic data.  While we intend to engage in the drilling, development, and production of oil and natural gas in the future, we currently have no reserves or production.  As we are a relatively new business, we are subject to all the risks and uncertainties, which are characteristic of a new business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks, as well as those risks that are specific to the oil and gas industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

We may be unable to access the capital markets to obtain additional capital that we will require to implement our business plan, which would restrict our ability to grow.
Our current capital on hand is insufficient to enable us to fully execute our business strategy beyond the first quarter of fiscal 2016.  Because we are a company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital.  Our ability to obtain needed financing may be impaired by conditions and instability in the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our leases and prices of oil and natural gas on the commodities markets (which will impact the amount of financing available to us), and/or the loss of key consultants and management. Further, if oil and/or natural gas prices on the commodities markets continue to decrease, then potential revenues, if any, will decrease, which may increase our requirements for capital. Some of the future contractual arrangements governing our operations may require us to maintain minimum capital (both from a legal and practical perspective), and we may lose our contractual rights if we do not have the required minimum capital. If the amount of capital we can raise is not sufficient, we may be required to curtail or cease our operations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.
We have incurred annual operating losses since our inception. As a result, at September 30, 2015, we had an accumulated deficit of approximately $28.4 million.  We had no revenues in 2015 and do not anticipate generating revenues in fiscal 2016, or in subsequent periods unless we are successful in discovering economically recoverable oil or gas reserves.  We expect that our operating expenses will increase as we develop our projects.  We expect continued losses in fiscal year 2016, and thereafter until future discoveries are brought online and begin producing oil and gas.

The majority of our existing debt outstanding is payable on demand.  If we are unable to repay our existing or future debt as it becomes due, we may be unable to continue as a going concern.
As of September 30, 2015, we owed John Seitz, our chief executive officer, a total of $7.71 million in notes, payable on demand and bearing interest at the rate of 5% per annum. Unpaid interest associated with these notes was $383,068 as of September 30, 2015. In addition, approximately 30% of our outstanding common stock is controlled by Mr. Seitz. We remain dependent upon Mr. Seitz for continued financial support while we seek external financing from potential investors.  If demand for immediate payment of some or all of these notes were to occur, it will threaten our ability to continue as a going concern.

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
Our strategy envisions building and expanding our business. If we fail to effectively manage our growth, our financial results will be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems, processes, and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees.  We cannot assure you that we will be able to:

·	expand our systems effectively or efficiently or in a timely manner;
·	optimally allocate our human resources; or
·	identify and hire qualified employees or retain valued employees.

If we are unable to manage our growth and our operations, our financial results could be adversely affected, which could prevent us from ever attaining profitability.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate profitably
The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency impacting any jurisdiction where we might conduct our business activities, including the BOEM and EPA, may be changed, applied or interpreted in a manner which may fundamentally alter the ability of the Company to conduct business.  The actions, policies or regulations, or changes thereto, of any government body or regulatory agency or other special interest groups, may have a detrimental effect on us.  Any or all of these situations may have a negative impact on our ability to operate profitably.

Additionally, certain bonding and/or insurance may be required in jurisdictions in which we chose to have operations, increasing our costs to operate.

Risks Related to Our Industry in Which We Intend to Compete

An extended decline in oil prices and significant fluctuations in energy prices may continue indefinitely, affecting the commercial viability of our projects and negatively affecting our business prospects and viability.

The price of crude oil has declined over the last twelve months, a trend that accelerated sharply in the fourth fiscal quarter ended December 31, 2014. The commercial viability of our projects is highly dependent on the price of oil. Prices also affect our ability to borrow money or raise additional capital. We will need to obtain additional financing to fund our activities. Our ability to do so may be adversely affected by an extended decline in oil prices. If we are unable to obtain such financing when needed, on commercially reasonable terms, we may be required to cease our operations, which could have a materially adverse impact on the market price of our stock. An extended decline in oil prices may have a material adverse effect on our planned operations, financial condition and level of expenditures that we may ultimately have to make for the development of any oil and natural gas reserves we may acquire.

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. In addition, the prices we receive for any future production and the levels of any future production and reserves will depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

·	changes in global supply and demand for oil and natural gas by both refineries and end users;

·	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

·	the price and volume of imports of foreign oil and natural gas;

·	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;

·	the level of global oil and gas exploration and production activity;

·	the level of global oil and gas inventories;

·	weather conditions;

·	government policies to discourage use of fuels that emit GHGs and encourage use of alternative energy;

·	technological advances affecting energy consumption;

·	domestic and foreign governmental regulations and taxes;

·	proximity and capacity of oil and gas pipelines and other transportation facilities;

·	the price and availability of competitors’ supplies of oil and gas in captive market areas;

·	the introduction, price and availability of alternative forms of fuel to replace or compete with oil and natural gas;

·	import and export regulations for LNG and/or refined products derived from oil and gas production from the US;

·	speculation in the price of commodities in the commodity futures market;

·	the availability of drilling rigs and completion equipment; and

·	the overall economic environment.

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future.  Recent volatility in 2015 has seen WTI oil prices drop from a high of $61.43 on June 10, 2015, to a low of $38.24 on August 24, 2015.  This near term volatility may affect future prices in 2016 and beyond.  The volatility of the energy markets make it difficult to predict future oil and natural gas price movements with any certainty.

Exploration for oil and natural gas is risky and may not be commercially successful, impairing our ability to generate revenues.
Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. We may not discover oil or natural gas in commercially viable quantities. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones (which may lead to blowouts, fires, and explosions) and tools lost in the hole, and changes in drilling plans, locations as a result of prior exploratory wells or additional seismic data and interpretations thereof, and final commercial terms negotiated with partners.  Developing exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial risk. The budgeted costs of drilling, completing, and operating exploratory wells are often exceeded and can increase significantly when drilling costs rise. Drilling may be unsuccessful for many reasons, including title problems, adverse weather conditions (which may be more frequent as climate changes), cost overruns, equipment shortages, mechanical difficulties, and environmental hazards (including spills and toxic gas releases). There is no assurance that we will successfully complete any wells or if successful, that the wells would be economically successful.  Moreover, the successful drilling or completion of any oil or gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. We cannot assure you that our exploration, exploitation and development activities will result in profitable operations, the result of which will materially adversely affect our business.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on the Company.
Oil and gas operations are subject to national, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground, spill response capabilities, and the discharge of materials into the environment. Oil and gas operations are also subject to national, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Environmental standards imposed by national, state or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we are unlikely to insure against fully due to prohibitive premium costs and other reasons.  To date, we have not been required to spend any amounts on compliance with environmental regulations; however, we may be required to expend substantial sums in the future as we develop projects, and this may affect our ability to begin, maintain, or expand our operations.

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
The failure to timely effect all lease related payments could cause the leases to be terminated by the BOEM.  Net lease rental obligations on our existing prospects are expected to be approximately $0.8 million in fiscal year 2016. Our leases have a five-year primary term, expiring between 2019 and 2020. Each lease may be extended by drilling a well capable of producing hydrocarbons and submitting a Plan of Production approved by the regulatory authorities.  In addition, the terms of our leases may be extended for an additional three years, provided a well is spud targeting hydrocarbons below 25,000’ “true vertical depth (TVD)” within the primary term of the lease. If we are not successful in raising additional capital, we may be unable to successfully exploit our properties, and we may lose the rights to develop these properties upon the expiration of our leases.

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

We may not be able to obtain drilling rigs and other equipment and geophysical service crews necessary to exploit any oil and gas resources we may acquire.
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
All phases of the oil and natural gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state and local laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations, including products, byproducts, and wastes. The legislation also requires that wells and facility location be sited, operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures, and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, prevention of the right to operate or participate in leasing, and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to foreign governments and third parties and may require us to incur costs to remedy such discharge. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

Any insurance that we may acquire will likely be inadequate to cover liabilities we may incur.
Our involvement in the exploration for, and development of, oil and natural gas properties may result in our becoming subject to liability for pollution, blow-outs, property damage, personal injury or other hazards. Although we intend to obtain insurance in accordance with industry standards to address such risks, such insurance has limitations and so will be unlikely to cover the full extent of such liabilities. In addition, such risks may not, in all circumstances be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities would reduce the funds available to us.  If we suffer a significant event that is not fully insured or if the insurer of such event is not solvent or denies coverage, we could be required to divert funds from capital investment or other uses towards covering our liability for such events.

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
Our common stock is traded on the OTC Markets (QB Marketplace Tier), an inter-dealer automated quotation system for equity securities.  During the three calendar months preceding filing of this report, the average daily trading volume of our common stock was approximately 422,000 shares.  As of December 24, 2015, we had 239 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”).  There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.  This situation is attributable to a number of factors, including, but not limited to:

·	we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume; and

·
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

Our common stock is subject to the “penny stock” rules of the SEC and FINRA, which makes transactions in our common stock cumbersome and may reduce the value of an investment in the stock.
The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

·	that a broker or dealer approve a person’s account for transactions in penny stocks; and
·	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience and objectives of the person; and
·
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

·	the basis on which the broker or dealer made the suitability determination; and
·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

In addition to the “penny stock” rules promulgated by the SEC, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer when recommending the investment to that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

The price of our common stock will remain volatile, which could lead to losses by investors and costly securities litigation.
The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

·	actual or anticipated variations in our operating results including but not limited to leasing, drilling, and discovery of oil and gas;

·	the price of oil and gas;

·	announcements of developments by us, our strategic partners or our competitors;

·	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

·	adoption of new accounting standards affecting our Company’s industry;

·	additions or departures of key personnel;

·	sales of our common stock or other securities in the open market;

·	our ability to acquire seismic data and other intellectual property on commercially reasonable terms and to defend such intellectual property from third party claims;

·	litigation; and

·	other events or factors, many of which are beyond our control.

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

Our certificate of incorporation could make a merger, tender offer, or proxy contest difficult.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

For a discussion of our oil and gas properties, see Item 1. Business.

We lease 6,111 square feet of office space at our corporate headquarters at 2500 CityWest Blvd., Suite 800, Houston, Texas 77042 on market terms through June 30, 2016.  We own office equipment, office furniture, and computer equipment.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $0.001 par value per share, is quoted on the OTCBB and the OTCQB under the symbol “GSPE.” Shares of our common stock have historically been thinly traded.  As a result, our stock price as quoted by the OTCBB or OTCQB may not reflect an actual or perceived value.  The following table sets forth the approximate high and low bid prices for our common stock for each quarterly period within the last two fiscal years.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ended September 30, 2015	High Bid	Low Bid

Fourth Quarter	$0.10	$0.03
Third Quarter	$0.13	$0.08
Second Quarter	$0.19	$0.09
First Quarter	$0.27	$0.07

Fiscal Year Ended September 30, 2014	High Bid	Low Bid

Fourth Quarter	$0.55	$0.19
Third Quarter	$4.95	$0.31
Second Quarter	$1.48	$0.91
First Quarter	$1.50	$0.66

Holders

The number of record holders of the Company’s common stock, as of December 24, 2015, is approximately 239.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Effective May 29, 2014, the Company’s stockholders approved and adopted the Company’s 2014 Omnibus Incentive Plan (the "Plan"). The total number of shares that are available for awards under the Plan are 37,500,000 shares.   3,030,000 shares have been awarded under the Plan, as of September 30, 2015.

Equity Compensation Plan Information as of September 30, 2015
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
	(a)	(b)	(c)
Equity compensations plans approved by security holders	0	N/A	34,470,000
Equity compensations plans not approved by security holders	2,000,000(1)	$0.12 per share	0

(1) Represents 2,000,000 options granted to Brady Rodgers, the Company’s Vice President, pursuant to an Option Agreement in October 2013.  See Item 8. Financial Statements and Supplementary Data, Note 7 – Related Party Transactions.

Recent Sales of Unregistered Securities

In April 2015, the Company sold 5,000,000 shares of common stock to two accredited investors in a private placement at a price of $0.10 per share, for gross proceeds of $500,000. The common stock sold has anti-dilution protection that will adjust the price per share in the event that the Company closes on a common stock financing at an effective price of less than $0.10 per share. This anti-dilution provision is in effect through December 31, 2015.  As a result of the anti-dilution provision, 5,000,000 additional shares are owed to the two accredited investors as of September 30, 2015. These shares were issued in December 2015.

During the fiscal year ended September 30, 2015 the Company issued 1,579,607 shares of its common stock to three vendors as consideration for services rendered in the ordinary course of business.  The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

In September 2015, the Company sold 4,600,000 shares of common stock to an accredited investor in a private placement at a purchase price of $0.05 per share for gross proceeds of $230,000.  As of September 30, 2015, these shares were not yet issued and have been included in additional paid-in capital – shares to be issued on our balance sheet.  The shares were issued in December  2015.
.

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

Overview

GulfSlope Energy, Inc. is an independent oil and natural gas exploration company whose interests are concentrated in the United States, Gulf of Mexico federal waters offshore Louisiana 800 feet or less of water depth.  The Company has leased 23 federal Outer Continental Shelf blocks (referred to as “leases” in this report) and licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

The Company has invested significant technical person hours in the proprietary interpretation of seismic data and the associated reprocessing of this data. The result of this proprietary interpretation has been the identification of multiple prospects that we believe may have substantial potential hydrocarbon deposits.  Our primary objective in 2014 and 2015 was to acquire multiple prospects comprising a portfolio of drilling opportunities.   With the acquisition of multiple targeted lease blocks, we intend to cause exploration wells to be drilled from our portfolio.  We anticipate limiting our capital exposure to exploration drilling costs by seeking to enter into a series of partnerships whereby partners will pay some or all of our portion of exploration drilling costs.  In return, we plan to deliver our seismic and geologic interpretation justifying the exploration drilling and a proportionate ownership interest in the leases.

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

In March 2014, the Company entered into a farm-out letter agreement with Texas South relating to five prospects located within 23 blocks we bid on at the Central Gulf of Mexico Lease Sale 231.  Of the blocks containing the five prospects, the Company was the high bidder on four of these blocks.  Under the terms of the farm-out letter agreement, Texas South will acquire up to a 20% working interest in five prospects for up to $10 million, of which $8.2 million was received for the year ended September 30, 2014.  Texas South also agreed to pay its proportionate share of the net rental costs related to these prospects.   The Company will be the operator of record and has the right to negotiate all future joint operating agreements related to the leases, including these prospects.

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

In March 2015, we competitively bid on four blocks at the Central Gulf of Mexico Lease Sale 235.  We were high bidder on three of four blocks and the Company was awarded two of these blocks.  One high bid block bid was rejected through the MROV (Mean Range of Values) process by the BOEM.

In September 2015, the Company completed the farm-out transaction with Texas South and received the final $1.8 million, resulting in Texas South acquiring a 20% working interest in the agreed upon prospects for an aggregate total purchase price of $10 million.  Texas South is obligated to pay its proportionate share of the net annual rental costs related to the prospects.  The Company will be the operator of record.

For much of 2015, E&P company budgets have been under severe pressure due to the sharp decline in commodity prices.  The decline in drilling activity in the U.S. for the past year shows the extreme challenge facing upstream companies as they search for oil and gas projects that make economic sense in the current commodity price environment.  We believe this should make our projects more desirable for industry participation, because the large size of our targets, the enhanced risk reduction from our technical efforts and the natural advantages of nearby infrastructure and shallow waters provide an attractive alternative to deep water or unconventional plays.

The company has been very selective in it’s licensing of 3D seismic data, the reprocessing of that data and the resulting interpretation of that data. The company’s drill ready opportunities are located in relatively shallow water (300’-450’) and at modest drilling depths (15,000’-24,000’).  Lower costs to drill and develop when combined with the large size of the targets, results in attractive potential economic returns, even with today’s depressed commodity prices.

However, as the lower commodity price environment has forced E&P companies to slash spending, there is less support for exploration projects and our projects may have to compete with those generated internally by our prospective industry partners.  We believe commodity prices will recover in 2016 as U.S. onshore production continues to decrease from lack of reinvestment, and the industry turmoil and uncertainty in upstream spending will moderate as companies adjust to the current commodity price environment.

The service industry response to this past year’s lower commodity prices and lower drilling activity has been significant.  We now expect that each of the wells required to test our drilling portfolio to cost approximately half what they would have cost in 2014.

The Company has incurred accumulated losses for the period from inception to September 30, 2015 of approximately $28.4 million.  Further losses are anticipated in developing its business.  As a result, the Company’s auditors have expressed substantial doubt about its ability to continue as a going concern.  As of September 30, 2015, the Company had $1,428,014 of unrestricted cash on hand.  The Company estimates that it will need to raise a minimum of $7.1 million to meet its obligations and planned expenditures during fiscal year 2016. The Company plans to finance the Company through best-efforts equity offerings, debt financings or joint ventures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. Further, capitalized G&G costs that are directly associated with unevaluated properties not yet owned by the Company are included in the depletion base.  As a result, the geological and geophysical costs are included in the amortization base as incurred and, per Rule 4-10, are subject to the ceiling limitation test, resulting in immediate impairment.  As of September 30, 2015, the Company had unproved properties and no proved reserves. Capitalized costs that are directly associated with unproved properties acquired by the Company are included in the full cost pool.

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

In accordance with one of our seismic data licensing agreements, certain funds were placed in an escrow account for the purpose of making a future installment payment and were restricted from use in our operations.  Those funds were classified as restricted cash and the restricted cash at September 30, 2014 was $1.5 million.  These funds were disbursed in April 2015 in accordance with the licensing agreement and at September 30, 2015, we have no restricted cash.

Property and equipment are carried at cost.  We assess the carrying value of our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Factors Affecting Comparability of Future Results

Success in Acquiring Oil and Gas Leases or Prospects.  As a result of our 3-D seismic imaging and reprocessing, we have identified and acquired 23 lease blocks in the U.S. Gulf of Mexico which we believe may potentially contain economically recoverable reserves.  We have successfully executed phase one of our lease acquisition strategy.

We Have No Proved Reserves. While we have acquired most all of the oil and gas properties that we pursued, we have no proved reserves.  We have identified prospects based on available seismic and geological information that indicate the potential presence of oil or gas, and we own the drilling and production rights for these prospects.  Some of our current prospects may require additional seismic data reprocessing and interpretation.  Even when properly used and interpreted, seismic data and visualization techniques are only tools used to assist geoscientists in identifying structures and hydrocarbon indicators and do not enable the interpreter to have certainty as to whether hydrocarbons are, in fact, present in those structures.  We do not know if any such prospect will contain oil or gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable.

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

Results of Operations for the Twelve Months Ended September 30, 2015 Compared to September 30, 2014

We had no sales during the twelve month periods ended September 30, 2015 and September 30, 2014.  Impairment of geological and geophysical costs were approximately $0.093 million for the twelve months ended September 30, 2015, and $2.7 million for the twelve months ended September 30, 2014.  The decrease of $2.6 million of impairment costs is primarily due to the fact that most of the geological and geophysical costs incurred in fiscal year 2015 were directly associated with the unproved properties the Company acquired in the quarter ended June 30, 2014, and were capitalized.   General and administrative expenses were approximately $3.2 million for the twelve months ended September 30, 2015, compared to $2.5 million for the twelve months ended September 30, 2014.  The increase in general and administrative expenses of approximately $0.7 million for the twelve months ended September 30, 2015 compared to the twelve months ended September 30, 2014 was primarily attributed to an increase in salaries, stock compensation, insurance expense and marketing expense.

We had a net loss of approximately $3.7 million for the twelve months ended September 30, 2015, compared to a net loss of $5.5 million for the twelve months ended September 30, 2014.  The decrease in net loss of approximately $1.8 million was primarily attributable to the aforementioned $2.6 million decrease in impairment of oil and natural gas properties, the above described $0.7 million increase in general and administrative expenses and the approximately $0.1 million increase in interest expense.

The basic loss per share for the twelve months ended September 30, 2015, was $0.01, compared to a net loss per share of $0.01 for the twelve months ended September 30, 2014.

For the twelve months ended September 30, 2015, we used approximately $3.6 million of net cash from operating activities, compared with $6.2 million of net cash used in operating activities for the twelve months ended September 30, 2014. This differential of $2.6 million is primarily due to the approximate $1.8 million higher net loss for the twelve months ended September 30, 2014, and accrued liability payments made in fiscal 2014.  For the twelve months ended September 30, 2015 we used approximately $2.9 million of net cash from investing activities, compared with $4.9 million of net cash used in investing activities for the twelve months ended September 30, 2014, primarily due to the differential in exploration and lease acquisition costs incurred in 2014 compared to 2015, as well as the differential in the proceeds received from the sale of a working interest in 2014 compared to the proceeds received in 2015.   For the twelve months ended September 30, 2015 we recognized $3.5 million of net cash from financing activities, compared with $15.2 of net cash from financing activities for the twelve months ended September 30, 2014. This differential of $11.7 million is primarily due to proceeds from common stock sales and loans of approximately $14.1 million, for 2014 compared to $1.9 of proceeds from common stock and loans for 2015 as well as the differential in restricted cash of $0.5 million for 2015.

As of September 30, 2015, the Company’s unrestricted cash balance was $1,428,014 compared to an unrestricted cash balance of $4,410,302 as of September 30, 2014.   The Company’s fiscal 2015 unrestricted cash decrease of approximately $3.0 million was primarily due to its net cash used in operating activities of ($3.6) million and an approximate ($2.9) million increase in capitalized exploration and lease acquisition costs net of the sale of working interests, partially offset by $3.5 million of total funds received from related party loans and the sale of stock and the disbursement of restricted funds.

At September 30, 2015, the Company’s assets primarily consisted of approximately $1.4 million unrestricted cash, $5.6 million oil and natural gas properties, and $0.1 million net fixed assets.  At September 30, 2014, the Company’s assets were $4.4 million unrestricted cash, $1.5 million restricted cash and $2.1 million oil and natural gas properties and $0.1 million in fixed assets and $0.2 million of non-current assets comprised of deposits.

Liquidity and Capital Resources

As of September 30, 2015, we had approximately $1.4 million of cash on hand. As of this date, we owed our chief executive officer $7.7 million in notes, payable on demand and bearing interest at the rate of 5% per annum, $5.3 million of these notes are convertible into shares of common stock at a conversion price of $0.12 per share. We also owed our chief operating officer and his affiliate $0.245 million in notes, payable on demand and bearing interest at the rate of 5% per annum.

As of the date hereof, we believe that we have sufficient cash on hand to fund operations through early 2nd quarter fiscal 2016. We have planned operating expenses for fiscal year 2016 of approximately $7.1 million. These expenses are projections only and will vary depending upon a number of factors, including our ability to acquire additional leases, enter into farm-in and farm-out arrangements, and attract partners that are willing to bear some or all of our portion of the costs of conducting exploration drilling activities on the leases we currently own and other leases which we will ultimately acquire. Additionally, depending upon the execution of our business plan, we may determine to acquire additional leasehold interests and fund the acquisition of additional seismic data and seismic processing, which expenditures will be funded through future equity offerings, debt financings and/or joint ventures.

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

Early monetization of a discovered asset or a portion of a discovered asset is an option for the Company as a means to fund development or additional exploration projects as an alternative to potential equity or debt offerings.  However, if a reasonable value were not received from the market at the discovery stage, then we may elect to retain (subject to lease terms) the discovered asset undeveloped, until a reasonable offer is received in line with our perceived market value, or we may elect to seek development partners on a promoted basis in order to substantially reduce capital development requirements.  We may also evaluate and seek to acquire producing properties that have a strategic relationship to our focus area.

With regard to our partnering efforts, we are in various stages of discussions with nine companies currently active in the GOM.  These companies run the full spectrum of size and capability, from large to small, and public to private. Industry interest in our prospect portfolio and overall play has increased over the last two months, upon the completion of the technical work for our initial set of prospects (“Phase I”). In addition to companies with current GOM operations, we are engaged in partnering discussions with multiple entities, domestic and international, that are seeking exposure to the U.S. GOM.

Additionally, it has become apparent that many E&P companies active in the deepwater GOM are experiencing "financial fatigue" based on upfront drilling exposure of $200 million to $500 million or more before commerciality is determined and the subsequent 7 to 10 year lag to first production.  Increasingly significant to the budget plans of E&P companies, is that fewer internal exploration projects are sanctionable under the constantly downward revised forward price decks.  We believe that the Company’s portfolio is increasingly attractive in this commodity price environment, although participation is subject to potential partners resolving budget plans.  Of special note is that the Company’s entire Phase I prospect portfolio is estimated to be drilled for $180 million, which is less than the cost of a single typical deepwater GOM well.  In addition, all of GulfSlope’s projects can be brought on production within 2 to 3 years of discovery making them even further attractive for participation.

Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferred stock with preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could result in the inability to maintain our leases and seismic licenses or cause us to cease operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended September 30, 2015.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GulfSlope Energy, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GulfSlope Energy, Inc.
Houston, Texas

We have audited the accompanying balance sheets of GulfSlope Energy, Inc. as of September 30, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended September 30, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GulfSlope Energy, Inc. at September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Mantyla McReynolds
Mantyla McReynolds
Salt Lake City, Utah
December 29, 2015

GulfSlope Energy, Inc.

BALANCE SHEETS

	September 30,
Assets	2015	2014
Current Assets
Cash and Cash Equivalents	$1,428,014	$4,410,302
Restricted Cash	-	1,500,077
Prepaid Expenses and Other Current Assets	53,883	33,602
Total Current Assets	1,481,897	5,943,981
Property and Equipment, net of depreciation	70,515	107,971
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	5,557,183	2,055,978
Other Non-Current Assets	-	150,000
Total Non-Current Assets	5,627,698	2,313,949
Total Assets	$7,109,595	$8,257,930

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$178,649	$45,210
Related Party Payable	263,397	266,737
Accrued Interest Payable	384,531	40,812
Accrued Expenses and Other Payables	1,313,415	2,503,064
Loans from Related Parties	7,955,000	6,460,000
Note Payable	4,988	4,427
Total Current Liabilities	10,099,980	9,320,250
Total Liabilities	10,099,980	9,320,250
Commitments and Contingencies
Stockholders' Equity (Deficit)
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	-	-
Common Stock; par value ($0.001); Authorized 975,000,000 as of September 30, 2015
and 2014; issued and outstanding 670,391,952 and 660,672,345, as of September 30, 2015 and 2014, respectively	670,391	660,672
Additional Paid-in Capital – Stock To Be Issued	230,000
Additional Paid-in Capital	24,460,484	22,936,685
Accumulated Deficit	(28,351,260)	(24,659,677)
Total Stockholders’ Equity (Deficit)	(2,990,385)	(1,062,320)
Total Liabilities and Stockholders' Equity (Deficit)	$7,109,595	$8,257,930

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF OPERATIONS

	September 30,
	2015	2014

Revenues	$-	$-
Impairment of Oil and Natural Gas Properties	93,052	2,726,103
General & Administrative Expenses	3,219,454	2,496,248
Net Loss from Operations	(3,312,506)	(5,222,351)
Other Income/(Expenses):
Interest Income	966	2,732
Interest Expense	(349,041)	(290,253)
Net Loss Before Income Taxes	(3,660,581)	(5,509,872)
Provision for Income Taxes	31,002	-
Net Loss	$(3,691,583)	$(5,509,872)
Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic and Diluted	662,771,509	627,628,630

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from September 30, 2013 through September 30, 2015

	Common		Additional Paid-in Capital – Stock to be Issued	Additional Paid-in	Accumulated	Net Stockholders’
	Shares	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance, September 30, 2013	577,210,000	577,210	$-	$9,139,917	$(19,149,805)	$(9,432,678)
Common stock issued for services	1,620,000	1,620	-	192,780	-	194,400
Common stock issued to settle debt	2,440,903	2,441	-	290,467	-	292,908
Common stock issued for cash	77,901,442	77,901	-	13,059,097	-	13,136,998
Restricted Common stock	1,500,000	1,500	-	43,500	-	45,000
Amortization of employee stock options and restricted stock	-	-	-	210,928	-	210,928
Net loss for the twelve months ended September 30, 2014	-	-	-	-	(5,509,872)	(5,509,872)
Balance September 30, 2014	660,672,345	660,672	$-	$22,936,685	$(24,659,677)	$(1,062,320)
Common stock issued for services	1,579,607	1,579	-	175,814	-	177,393
Common stock issued for cash	5,000,000	5,000	-	495,000	-	500,000
Common stock purchased for cash – to be Issued	-	-	230,000	-		230,000
Restricted Common stock issued to employees	3,140,000	3,140	-	(3,140)	-	-
Amortization of employee stock options and restricted stock	-	-	-	856,125	-	856,125
Net loss for the twelve months ended September 30, 2015	-	-	-	-	(3,691,583)	(3,691,583)
Balance at September 30, 2015	670,391,952	670,391	$230,000	$24,460,484	$(28,351,260)	$(2,990,385)

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF CASH FLOWS

	September 30,
	2015	2014
OPERATING ACTIVITIES
Net Loss	$(3,691,583)	$(5,509,872)
Adjustments to reconcile net loss to net cash
From Operating Activities:
Impairment of Oil and Natural Gas Properties	93,052	2,726,103
Depreciation	51,934	34,565
Stock issued for services	119,650	194,400
Stock based compensation	405,773	151,712
Changes in operating assets and liabilities:
(Increase) Decrease in Prepaid Expenses	213,142	121,299
(Increase) Decrease in Other Assets	-	-
Increase (Decrease) in Accounts Payable	12,720	(130,619)
Increase (Decrease) in Related Party Payable	(3,340)	(223,364)
Increase (Decrease) in Accrued Interest	343,719	(53,766)
Increase (Decrease) in Accrued Liabilities and other Payables	(1,189,651)	(3,480,565)
Net Cash Used in Operating Activities	(3,644,584)	(6,170,107)

INVESTING ACTIVITIES
Lease Deposits	150,000	(150,000)
Leases Purchased	(1,148,302)	(8,126,972
Proceeds From Sale of Working Interest	1,800,000	8,200,000
Capitalized Exploration Costs	(3,617,142)	(4,731,506)
Purchase of Equipment	(14,478)	(72,351)
Net Cash Used in Investing Activities	(2,829,922)	(4,880,829)

FINANCING ACTIVITIES
Restricted cash	1,500,077	1,000,240
Proceeds from Stock Sale or Issuance	730,000	13,136,998
Proceeds from Related Party Loans	1,495,000	1,160,000
Payments on Note Payable	(232,859)	(126,199)
Payments on Related Party Loans	-	(20,000)
Net Cash Provided by Financing Activities:	3,492,218	15,151,039

Net Increase (Decrease) in cash	(2,982,288)	4,100,103
Beginning Cash Balance	4,410,302	310,199
Ending Cash Balance	$1,428,014	$4,410,302

Supplemental Schedule of Cash Flow Activities
Cash paid for income taxes	$-	$-
Cash paid for interest	$5,322	$344,427
Common stock issued for services	$119,650	$-
Common stock issued to settle accrued expenses	$-	$112,500
Shares issued upon conversion of note payable	$-	$180,000
Non-cash Investing and Financing Activities
Purchase of Developmental Capital Expenditures
Through Issuance of Common Stock	57,743	-
Included in Accounts Payable	120,720	19,390
Included in Related Party Payable	-	19,500
Through Stock Based Compensation to Employees	450,351	104,212

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

GulfSlope Energy, Inc. (the “Company”, “GulfSlope”, “us”, “we”, or “our”), is an independent oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana in less than 800’ of water depth.  The Company has leased 23 federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases”) and licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

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

(d) Restricted Cash

In accordance with a seismic data licensing agreement, certain funds have been placed in an escrow account for the purpose of making an installment payment in the future and are restricted from use in operations.  These funds have been classified as restricted cash.  In April 2015, these funds were disbursed in accordance with the terms of the seismic data licensing agreement.

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

The costs of unproved properties and related capitalized costs are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  Capitalized costs that are directly associated with unproved properties acquired by the Company during the year are included in the full cost pool.  As of September 30, 2015, the Company had no proved reserves.

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

(f) Capitalized Interest

Interest is capitalized on the cost of unevaluated oil and gas properties that are excluded from amortization and actively being evaluated, if any.

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

(h) Income Taxes

The Company applies the provisions of FASB Accounting Standard Codification (ASC) 740 Income Taxes. This standard requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance is provided if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense (benefit).

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

As the Company has incurred losses for the years ended September 30, 2015 and 2014, the potentially dilutive shares are anti-dilutive and thus not added into the EPS calculations.  As of September 30, 2015 and 2014, there were 51,824,819 and  52,786,765 potentially dilutive shares, respectively.

(l) Statement of Cash Flows

For purposes of the Statements of Cash Flows, the Company considers cash on deposit in the bank to be cash.  The Company had $1,428,014 unrestricted cash as of September 30, 2015.  The Company had $4,410,302 unrestricted cash as of September 30, 2014.

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

(n) Impact of New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

NOTE 2 - LIQUIDITY/GOING CONCERN

The Company has incurred accumulated losses as of September 30, 2015 of $28,351,260.  Further losses are anticipated in developing our business.  As a result, the Company’s auditors have expressed substantial doubt about the Company’s ability to continue as a going concern.  As of September 30, 2015, the Company had $1,428,014 of unrestricted cash on hand.  The Company estimates that it will need to raise a minimum of $7.1 million to meet its obligations and planned expenditures during fiscal year 2016. The Company plans to finance the Company through equity offerings, debt financings or joint ventures. There are no assurances that financing will be available with acceptable terms, if at all.  If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In September 2015 the Company completed the March 2014 farm out agreement with Texas South.  Texas South funded the final $1.8 million under the agreement for a total purchase price of $10 million and acquired a 20% working interest in five prospects.  Texas South is obligated to pay its proportionate share of the net annual rental costs related to the prospects.  The Company will be the operator of record.

During the period October 1, 2014 to September 30, 2015, the Company incurred $3,231,780 in consulting fees and salaries and benefits associated with full-time geoscientists, and $921,124 associated with technological infrastructure, third party hosting services and seismic data. The Company properly capitalized these G&G costs because the Company acquired specific unevaluated properties during the period that these costs relate to.  At March 31, 2015, a portion of these costs, $93,052, specifically related to properties that were not yet acquired were subject to the ceiling limitation test and immediately impaired.  These remaining capitalized amounts when added to the amount paid for our 2014 and 2015 lease bonus and lease rental payments of $9,275,274 and netted with the 2014 and 2015 receipts from sale of  a working interest of $10,000,000 results in unproved oil and gas properties of $5,557,183, reflected on our balance sheet at September 30, 2015.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2015 and 2014:

	2015	2014

Office equipment and computers	$143,897	$129,419
Furniture and fixtures	16,280	16,280
Leasehold improvements	4,054	4,054

Total	164,231	149,753
Less: accumulated depreciation	(93,716)	(41,782)

Net property and equipment	$70,515	$107,971

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Life
Office equipment and computers	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of 5 years or related lease term

Depreciation expense was $51,934 and $34,565 for the years ended September 30, 2015 and 2014, respectively.

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following as of September 30, 2015 and 2014:

	9/30/2015	9/30/2014
FEDERAL
Current	$-	$-
Deferred	-	-
STATE
Current	31,002	-
Deferred	-	-
TOTAL PROVISION	$31,002	$-

Deferred income tax assets and liabilities at September 30, 2015 and 2014 consist of the following temporary differences:

	9/30/2015	9/30/2014
DEFERRED TAX ASSETS
Current	$-	$-
Noncurrent
Net operating losses	3,095,457	2,825,208
Exploration costs	(282,550)	873,708
Gain recognized on sale of working interest	1,404,763
Stock based compensation	33,414
Differences in book/tax depreciation		-
Total noncurrent	4,251,084	$3,698,916
Valuation Allowance	(4,251,084)	(3,698,916)
NET DEFERRED TAX ASSET	-	-
DEFERRED TAX LIABILITIES	-	-
NET DEFERRED TAXES	$-	$-

The Company’s valuation allowance has increased $552,168 during the year ended September 30, 2015 and $831,524 during the year ended September 30, 2014..

The following is a summary of federal net operating loss carryforwards and their expiration dates:

Amount	Expiration
$3,203	9/30/2024
7,695	9/30/2025
18,447	9/30/2026
16,876	9/30/2027
17,986	9/30/2028
8,596	9/30/2029
7,713	9/30/2030
64,097	9/30/2031
513,914	9/30/2032
7,155,229	9/30/2033
11,567,666	9/30/2034
1,254,956	9/30/2035
$20,636,378	Total

The actual income tax provision for continuing operations is as follows as of September 30, 2015 and 2014, respectively:

	9/30/2015	9/30/2014
Expected provision (based on statutory rate)	$(553,737)	$(826,481)
Effect of:
Increase (decrease) in valuation allowance	552,168	831,524
State minimum tax, net of federal benefit	31,002	-
Non-deductible expense	1,081	1,108
Net operating loss adjustment	-	(5,736)
Rate Change		-
Other, net	488	(415)
Total actual provision	$31,002	$-

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense (benefit). For the years ended September 30, 2015 and 2014, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of September 30, 2015 and 2014 relating to unrecognized benefits.

The tax years ended September 30, 2012 through 2015 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 7 - RELATED PARTY TRANSACTIONS

In March 2013, the Company entered into a one-year consulting agreement with ConRon Consulting, Inc. (“ConRon”) whereby ConRon assisted the Company in negotiating licensing for certain seismic data, as well as providing other general consulting.  ConRon is an affiliate of Ron Bain, the Company’s current chief operating officer.  Pursuant to the agreement, compensation for ConRon was $30,000 per month.  The ConRon consulting agreement was terminated in October 2013, and beginning in November 2013, Dr. Bain was paid an annual salary of $360,000 as an employee of the Company.  As of September 30, 2013, the consulting fees for the months of March through September totaling $210,000 were unpaid and recorded as a related party payable.  $150,000 of this amount was paid during the fiscal year ended September 30, 2014 and the remaining $90,000 was paid during the fiscal year ended September 30, 2015.

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

During April 2013 through June 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current Chief Executive Officer (CEO).   The notes are due on demand, bear interest at a rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, Mr. Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock pursuant to the aforementioned convertible promissory notes. The shares were issued in July 2013.   Additionally, in June of 2014, the Company entered into a promissory note whereby it borrowed a total of $1,160,000 from Mr. Seitz. The note is not convertible, due on demand and bears interest at a rate of 5% per annum.

In October 2013, the Company issued 937,500 shares of common stock to Brady Rodgers, the Company’s Vice President of Engineering and Business Development, to settle $112,500 of fees due to Mr. Rodgers for services rendered.

In October 2013, the Company issued a ten-year option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share to Mr. Rodgers.  A fair value of $161,143 was computed using the Black-Scholes option-pricing model, of which $158,398 has been expensed from October 2013 to September 30, 2015. The options vested 50% in October 2014 and the remaining 50% will vest in October 2015.

Domenica Seitz CPA, has provided accounting consulting services to the Company. During the twelve month period ended September 30, 2015, the services provided were valued at $59,510 based on market-competitive salaries, time devoted and professional rates. The Company has accrued this amount, and it has been reflected in the September 30, 2015 financial statements. The Company has also engaged a third party professional services firm to assist with accounting and internal controls..

Mr. James Askew, former CEO (resigned in May 2013) and former director (resigned in March 2014) was owed a $100,000 severance payment that was included in related party payables at September 30, 2013 and was paid during the fiscal year ended September 30, 2014.  Mr. Askew is a greater than 5% shareholder at September 30, 2015 and 2014.

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

Mr. Seitz has not received a salary since May 31, 2013, the date he commenced serving as our CEO and accordingly, no amount has been accrued on our financial statements. Prior to serving as an executive officer, Mr. Seitz served as a Company consultant and the Company has accrued $120,000 of consulting compensation owed to Mr. Seitz. As of September 30, 2015, Mr. Seitz beneficially owns 246,270,375 shares of the Company’s common stock (including shares issuable upon conversion of the principal amount plus accrued interest of convertible notes held by Mr. Seitz). The Company recognizes that his level of stock ownership significantly aligns his interests with shareholders’ interests. From time to time, the compensation committee may consider compensation arrangements for Mr. Seitz given his continuing contributions and leadership.

Kevin Bain, son of Dr. Bain, is an employee of the Company and receives an annual salary of $175,000 pursuant to an employment agreement.

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

During June through August 2015, the Company entered into promissory notes with John Seitz whereby it borrowed a total of $1,250,000.  The notes are not convertible, due on demand and bear interest at the rate of 5% per annum.  These notes when added to the 2013 and 2014 promissory notes payable to John Seitz bring the total owed to our CEO to $7,710,000.  There was a total of $383,068 of unpaid interest associated with these loans included in accrued liabilities within our balance sheet as of September 30, 2015.

In August 2015, the Company entered into promissory notes with Dr. Ronald Bain and an affiliate whereby it borrowed a total of $245,000.  The notes are not convertible, due on demand and bear interest at the rate of 5% per annum.  There was a total of $1,463 of unpaid interest associated with these loans included in accrued liabilities within our balance sheet as of September 30, 2015.

NOTE 8 - COMMON STOCK/PAID IN CAPITAL

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

In July 2014, John H. Malanga, chief financial officer and chief accounting officer, was awarded an inducement grant of 2,500,000 shares of restricted stock, with a fair value on the date of the award of $600,000, one-half of which was vested and issued in July 2015 and the remaining half vests in July 2016.

In August 2014, an employee was awarded an inducement grant of 200,000 shares of restricted stock, with a fair value on the date of the award of $48,000, one-half of which was vested and issued in August 2015 and the remaining half vests in August 2016.

In August 2014, the Company closed an equity financing in which 1,500,000 shares of common stock were sold at a price of $0.24 per share for gross proceeds of $360,000.

In September 2014, the Company awarded 3,030,000 shares of restricted stock to six employees, one-half of which vested and were issued in September 2015 and the remaining half vests in September 2016.  For the years ended September 30, 2015 and September 30, 2014 stock based compensation amortization of $363,600 and $30,300, respectively, was computed for these awards.  These amounts were included in capitalized exploration costs.

Shares of the restricted stock awards will be issued to the recipients according to the vesting terms.

On April 17, 2015, the Company sold 5,000,000 shares of common stock to two accredited investors in a private placement at a price of $0.10 per share, for gross proceeds of $500,000. The common stock sold has anti-dilution protection that will adjust the price per share in the event that the Company closes on a common stock financing at an effective price of less than $0.10 per share. This anti-dilution provision is in effect through December 31, 2015.  As a result of the anti-dilution provision, 5,000,000 additional shares are owed to the two accredited investors as of September 30, 2015. These shares were issued in December 2015.

During the fiscal year ended September 30, 2015 the Company issued 1,579,607 shares of its common stock to three vendors as consideration for services rendered in the ordinary course of business.

In September 2015, the Company sold 4,600,000 shares of common stock to an accredited investor in a private placement at a purchase price of $0.05 per share for gross proceeds of $230,000.  As of September 30, 2015 these shares were not yet issued and have been included in additional paid-in capital – shares to be issued on our balance sheet.  The shares were issued in December 2015.

NOTE 9– STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $856,125 and $255,924 in stock-based compensation expense for the years ended September 30, 2015 and 2014.  A portion of these costs, $450,351 and $104,212 were capitalized to unproved properties and the remainder were recorded as general and administrative expenses, for the years ended September 30, 2015 and 2014 respectively.

The following table summarizes the Company’s stock option activity during the year ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Average Intrinsic Value
Outstanding at beginning of period	2,000,000	-
Granted		$0.12		-
Exercised	-	-		-
Cancelled	-	-		-
Outstanding at end of period	2,000,000	$0.12	3.81	$260,000
Vested and expected to vest	2,000,000	$0.12	3.81	$260,000
Exercisable at end of period	-	-	-	-

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

As of September 30, 2015 there was $2,744 of unrecognized stock-based compensation cost related to the stock option grant that is expected to be expensed over a weighted-average period of 3 months.

As of September 30, 2015 there was $667,550 of unrecognized stock-based compensation cost related to restricted stock grants that is expected to be expensed over a period of one year.

NOTE 10– COMMITMENTS AND CONTINGENCIES

In March 2013, the Company licensed certain seismic data pursuant to two agreements.  With respect to the first agreement, as of September 30, 2015, the Company has paid $6,135,500 in cash.  With respect to the second agreement, as September 30, 2015, the Company has paid $3,009,195 in cash and is obligated to pay $1,003,065 during December 2015.

In July 2013, the Company entered into a two-year office lease agreement.  The agreement calls for monthly payments of approximately $20,200 for the first twelve months and $20,500 for the second twelve months.   In addition, the Company paid an $18,760 security deposit in July 2013.  The office lease has been extended through June 30, 2016 and the monthly payment has remained the same.

In October 2014, the Company purchased an insurance policy for $245,291 and financed $224,360 of the premium by executing a note payable.  This note payable was fully paid as of September 30, 2015.

In April 2015, the Company sold 5,000,000 shares of common stock to two accredited investors in a private placement at a price of $0.10 per share, for gross proceeds of $500,000. The common stock sold has anti-dilution protection that will adjust the price per share in the event that the Company closes on a common stock financing at an effective price of less than $0.10 per share. This anti-dilution provision is in effect through December 31, 2015.  As a result of the anti-dilution provision, 5,000,000 additional shares are owed to the two accredited investors as of September 30, 2015. These shares were issued in December 2015.

NOTE 11 – SUBSEQUENT EVENTS

In October 2015, the Company purchased an insurance policy for $259,936 and financed $235,861 of the premium by executing a note payable.

In October 2015, the Company substantially completed its technical work on six prospects bringing them to a drill ready status.  Technical and management reviews with selected E&P companies have been underway for these prospects and the Company awaits a response on their interest in participation in the drilling of the respective prospects.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Based on this evaluation, our management concluded that, as of September 30, 2015, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Title
John N. Seitz Ronald A. Bain John H. Malanga Dwight M. Moore Brady Rodgers Charles G. Hughes Richard S. Langdon Paul L. Morris	63 69 48 59 37 58 65 73
Chairman, Chief Executive Officer
President, Chief Operating Officer
Chief Financial Officer
Vice President, Secretary
Vice President Engineering and Business Development
Vice President Land
Director
Director

John N. Seitz. Mr. Seitz has served as the Company’s chief executive officer and chairman of the board and director since May 31, 2013, and served as a consultant to the Company from March 2013 through May 2013.  Prior to joining the Company, Mr. Seitz held positions of increasing responsibility at Anadarko Petroleum Corporation (NYSE: APC), serving most recently as a director and as president and chief executive officer until 2003.  Mr. Seitz also serves on the board of ION Geophysical Corporation (NYSE: IO), a leading technology focused seismic solutions company. Mr. Seitz is a Certified Professional Geological Scientist from the American Institute of Professional Geologists and a licensed professional geoscientist with the State of Texas. Mr. Seitz also serves as a trustee for the American Geological Institute Foundation. In 2000, the Houston Geological Society honored Mr. Seitz as a “Legend in Wildcatting,” and he is a member of the All American Wildcatters. Mr. Seitz holds a Bachelor of Science degree in Geology from the University of Pittsburgh, a Master of Science degree in Geology from Rensselaer Polytechnic Institute, and has also completed the Advanced Management Program at the Wharton School.

Ronald A. Bain. Dr. Bain has served as president and chief operating officer of the Company since May 2013, served as a consultant to the Company from March 2013 through May 2013, and is the principal of ConRon Consulting, Inc., and also currently serves in a consulting capacity as corporate advisor to several domestic and international exploration and production companies. From 2004 through 2008, Dr. Bain was corporate exploration advisor and vice president of geosciences of Endeavour International Corporation. From 1983 through 2001, Dr. Bain held numerous management positions in technology and exploration, in both domestic and international exploration, at Anadarko Petroleum Corporation. Dr. Bain entered the industry in 1974 as a research geophysicist with Gulf Oil. Dr. Bain served on the University of Texas Geology Foundation Advisory Council from 2000 to 2015. Dr. Bain holds Bachelor of Science and PhD degrees in Physics from the University of Texas at Austin and a Master of Science degree in Physics from the University of Pittsburgh.

John H. Malanga. Mr. Malanga has served as chief financial officer since July 2014 and is responsible for leading the financial function of the organization, overseeing strategic planning and analysis, accounting and reporting, treasury, tax, audit and risk management. From 2005 to 2014, Mr. Malanga worked as a senior investment banker with the energy firms of Weisser, Johnson & Co. and Sanders Morris Harris Inc. Mr. Malanga began his investment banking career with Jefferies & Co. Over his career, he has participated in capital markets, mergers and acquisitions, and financial advisory transactions with particular emphasis on providing strategic and financial advice to emerging growth companies. Mr. Malanga holds a Bachelor of Science in Economics from Texas A&M University and a Master in Business Administration with a concentration in finance from Rice University.

Dwight M. Moore. Mr. Moore has served as vice president and secretary of the Company since May 2013, and most recently served as vice president- corporate development for ION Geophysical Corporation (NYSE: IO) from 2008 to 2013. From 2006-07, Mr. Moore was manager of offshore business development at Murphy Oil Corporation (NYSE: MUR). From 1987 to 2003, Mr. Moore held positions at Anadarko Petroleum (NYSE: APC) and from 1978 to 1987, at Diamond Shamrock/Maxus Energy (NYSE: YPF). Mr. Moore has served as president of the Houston Geological Society, as treasurer of the American Association of Petroleum Geologists (AAPG), and recently served as the chairman of the AAPG Investment Committee. Mr. Moore is also a licensed professional geoscientist with the State of Texas, an AAPG Certified Petroleum Geologist, and holds two bachelor degrees with Honors, in Geology and Business Administration-Finance and Economics from Southern Methodist University and its Cox School of Business.

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

Richard S. Langdon. Mr. Langdon has served as a director of the Company since March 2014. Mr. Langdon is currently the president and chief executive officer of KMD Operating Company, LLC (“KMD Operating”), a privately held exploration and production company, a position held since November 2011. Mr. Langdon also serves as the president and chief executive officer of Badlands Energy, Inc., a privately held exploration and production company, since May 2013. Mr. Langdon has served as a director of Badlands Energy, Inc. and it's predecessor entity, Gasco Energy, Inc., since 2003. Mr. Langdon serves as a member of the board of managers of Sanchez Production Partners, LLC, and is a member of its Audit, Nominating and Corporate Governance and Conflicts Committees. Mr. Langdon was the president and chief executive officer of Matris Exploration Company LP, a privately held exploration and production company (“Matris Exploration”), from July 2004 through November 2011. Mr. Langdon was executive vice president and chief operating officer of KMD Operating, from August 2009, until the merger of Matris Exploration into KMD Operating in November 2011. From 1997 until 2002, Mr. Langdon served as executive vice president and chief financial officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration Company in 2002. Prior to that, he held various positions with the Pennzoil Companies from 1991 to 1996, including executive vice president - International Marketing - Pennzoil Products Company; senior vice president - Business Development - Pennzoil Company and senior vice president - Commercial & Control - Pennzoil Exploration & Production Company.

Paul L. Morris. Mr. Morris has served as a director of the Company since March 2014. Mr. Morris founded Elk River Resources, LLC in August 2013 to explore and develop oil and gas potential in the oil-producing regions of the southwest United States. Mr. Morris has served as chairman and chief executive officer of Elk River Resources since inception. Prior to Elk River Resources, Mr. Morris served as president and chief executive officer from 1988 to September 2013 of Wagner & Brown, Ltd., an independent oil and gas company headquartered in Midland, Texas. With Wagner & Brown, Mr. Morris oversaw all company operations, including exploration and production activities, in eight states as well as in France, England and Australia. Mr. Morris also oversaw affiliates involved in natural gas gathering and marketing, crude oil purchasing and reselling, pipeline development, construction and operation, and compressed natural gas (CNG) design, fabrication and operations. Mr. Morris served as president of Banner Energy from 1981 until 1988. Mr. Morris graduated from the University of Cincinnati with a Bachelor of Science degree in Mechanical Engineering in 1964. Mr. Morris has also completed the Executive Management Program in the College of Business Administration of Penn State University.

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

The Company has no formal policy with regard to Board members' attendance at annual meetings of security holders.  The Company held an annual shareholder meeting in May of 2014.  During the fiscal year ended September 30, 2015, the Board of Directors held 12 meetings and acted by written consent 2 times.

Compliance with Section 16(a) of the Exchange Act

 Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, executive officers and more than 10% stockholders are required by SEC regulations to provide us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, all Section 16(a) filing requirements applicable to our directors, officers and more than 10% beneficial owners were complied with during the year ended September 30, 2015.

Code of Ethics

We have adopted a written code of ethics and whistleblower policy (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.   A copy of our Code of Ethics was previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended 2012, and can be found at www.sec.gov.  Our Code of Ethics can also be found on our website at www.gulfslope.com.  A copy of the Code of Ethics will be provided to any person, without charge, upon request to the Secretary at 2500 CityWest Blvd., Suite 800, Houston, Texas 77042.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Officers of the Company

The following tables contain compensation data for our named executive officers for the fiscal years ended September 30, 2015 and 2014:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards		Stock Option Awards	All Other Compensation		Total
John N. Seitz	2015	$--	$--		$--	$--		$--	$--
CEO	2014	--	--		--	--	(1)	--	--

Ronald A. Bain	2015	360,000	--		--	--		--	360,000
President, COO	2014	330,000	--		--	--	(2)	30,000	360,000

John H. Malanga	2015	300,000	--		--	--		--	300,000
CFO	2014	74,167	--	(3)	600,000				674,167
_______________

(1)	Mr. Seitz is not currently receiving or accruing any compensation as of the date of this Annual Report.
(2)	This amount is accrued consulting income owed to Dr. Bain at September 30, 2014. This accrued amount was paid during the fiscal year ended September 30, 2015.
(3)
Mr Malanga was awarded 2,500,000 shares of restricted common stock in July of 2014.  Fifty percent of the restricted stock vested in July of 2015 and 50% will vest in 2016, two years after the date of grant.  The shares were valued at $0.24 each on date of grant.

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

In March 2013, the Company entered into one-year consulting agreement with ConRon Consulting, Inc., an affiliate of Dr. Bain. The consulting agreement with ConRon Consulting, Inc. provides for monthly compensation of $30,000 and terminated in March 2014.  On November 1, 2013, the Company entered into an arrangement with Dr. Bain (replacing the consulting agreement) that provided for an annual salary of $360,000.  As of September 30, 2013, the Company had accrued compensation of $210,000 owed to Dr. Bain pursuant to the consulting agreement with ConRon Consulting, Inc.  An additional $30,000 was accrued for the month of October 2013 and a payment of $150,000 was made during December of 2013.  In December 2014 the remaining $90,000 owed was paid.

Mr. Malanga is an employee at will and is paid an annual salary of $300,000.  In July 2014, Mr. Malanga was granted 2,500,000 shares of restricted stock.  In July 2015, 50% of the restricted stock vested with the remainder vesting on the 2nd anniversary of grant if he remains employed at the Company.

Eight employees that are non-executive officers have entered into one-year employment agreements that are automatically renewable for one-year terms, unless terminated within 30 days of the expiration of the term by either party.  These employment agreements contain confidentiality provisions and two-year non-solicitation and two-year non-competition provisions extending from the termination date.  Michael Neese is one of these employees and is paid an annual salary of $290,000.  Kevin Bain, adult son of Dr. Bain, is one of these employees and is paid an annual salary of $175,000.  In September 2014, restricted stock grants totaling 3,030,000 shares of common stock were made to six employees.  In September 2015, 50% of the awarded common stock vested and the remainder will vest on the 2nd anniversary of the date of grant if each such employee remains employed at the Company. The aggregate annual salaries of these eight employees are $1,688,000, all of which has been currently paid to date.

Compensation Policies and Practices as they Relate to the Company's Risk Management

We conducted a review of our compensation policies and procedures as they relate to an overall risk management policy. We do not believe that any of our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

Director Compensation

During 2015 and 2014, the directors of the Company were not compensated for their services as directors.  In March of 2014, our two nonemployee directors each received 500,000 shares of restricted stock.  In March of 2015, 250,000 shares vested and 50% will vest two years after date of grant.

Grants of Plan-Based Awards

The Company shareholders approved the 2014 Omnibus Incentive Plan in May of 2014.   Restricted stock awards made after this date, to executives and employees, were made pursuant to the plan.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to restricted stock held by our named executive officers as of September 30, 2015.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John H. Malanga	1,250,000(1)	$63,750	--	--

(1)  The restricted stock will vest on the second anniversary of grant (July 2016) if Mr. Malanga remains employed at the Company on that date.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) each of our named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group as of December 10, 2015.  As of the date of this Annual Report, there were 679,991,952 shares of common stock deemed issued and outstanding.

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned
Named Executive Officers and Directors:
John N. Seitz (1)	246,270,375	34.3%
Ronald A. Bain	42,333,958	6.3%
John H. Malanga (2)	2,666,667	0.4%
Dwight M. Moore	10,045,555	1.5%
Brady D. Rodgers (3)	3,193,606	0.5%
Richard S. Langdon (4)	916,667	0.1%
Paul L. Morris (4)	2,170,834	0.3%
All directors & executive officers as a group (7 persons)	307,597,662	43.4%

Shareholders of Greater Than 5%:
James Askew (5)	40,340,000	6.0%

(1) Includes 44,166,667 shares of common stock underlying the convertible demand note in the principal amount of $5.3 million and 2,518,152 shares underlying the convertible accrued interest in the amount of $302,178.
(2) Includes 1,250,000 shares of restricted common stock.
(3) Includes 2,000,000 common stock options.
(4) Includes 250,000 shares of restricted common stock. Includes 4,167 shares of common stock held by the Morris Family Limited Partnership LP, a partnership of which an entity controlled by Mr. Morris is the general partner.
(5) Includes 5,000,000 shares of common stock indirectly held by Mr. Askew.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a discussion of related party transactions, see Item 8. Financial Statements and Supplementary Data, Note 7 Related Party Transactions.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees and Services

For the fiscal years ended September 30, 2014 and September 30, 2015, professional services were performed by Mantyla McReynolds, LLC. The aggregate fees billed by Mantyla McReynolds, LLC for the fiscal years ended September 30, 2014 and September 30, 2015 were as follows:

	2015	2014
Audit Fees(1)	78,683	89,678
Audit-Related Fees(2)	9,075	31,876
Tax Fees(3)	7,713	2,178
All Other Fees	-	-

(1)	Audit services include fees for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended September 31, 2014 and September 31, 2015, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. In addition, services include statutory audits required, and accounting consultations on matters related to the annual audits or interim reviews.
(2)	Audit-related services primarily include fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax services include fees for consultation and assistance with tax preparation and compliance during the years ended September 30, 2014 and 2015.

Audit Committee Pre-Approval Policies and Procedures

The Audit and Compliance Committee has adopted policies and procedures that will require the Company to obtain the Committee’s pre-approval of all audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. The Committee pre-approved 100% of the non-audit services provided to the Company by Mantyla McReynolds, LLC referenced above.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements (included under Item 8):

(3) Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GulfSlope Energy, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 30, 2014
3.2	Bylaws of GulfSlope Energy, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2014
4.1	Common Stock Specimen, incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the fiscal year ended September 30, 2012
10.1(3)	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K for the fiscal year ended September 30, 2014
10.2(3)	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 of Form 8-K filed October 31, 2013
10.3	Form of Convertible Promissory Note between the Company and John N. Seitz, incorporated by reference to Exhibit 10.4 of Form 8-K filed October 31, 2013
10.4(1)	Form of Promissory Note between the Company and John N. Seitz; Dr. Ronald Bain and an affiliate
10.5(3)	GulfSlope Energy, Inc. 2014 Omnibus Incentive Plan dated effective May 24, 2014, incorporated by reference to Exhibit 10.1 of Form 8-K filed May 30, 2014
10.6(3)	Option Agreement between the Company and Brady Rodgers dated October 21, 2013, incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the fiscal year ended September 30, 2013
14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of the Company's Form 10-K for the fiscal year ended September 30, 2012
23.1(1)	Consent of Independent Registered Public Accounting Firm
31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Filed herewith.
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

(3)	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 15(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 2015	GulfSlope Energy, Inc. (Registrant) By: /s/ John N. Seitz John N. Seitz Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John N. Seitz John N. Seitz	Chief Executive Officer and Chairman (Principal Executive Officer)	December 29, 2015
/s/ John H. Malanga John H. Malanga	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 29, 2015
/s/ Richard S. Langdon Richard S. Langdon	Director	December 29, 2015
/s/ Paul L. Morris Paul L. Morris	Director	December 29, 2015