Form 10-Q
period 2015-12-31
GULFSLOPE ENERGY, INC.
filed 2016-02-16
CIK 1341726

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2015

Commission File No. 000-51638

GULFSLOPE ENERGY, INC.

(Exact Name of Issuer as Specified in its Charter)

Delaware	16-1689008
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

2500 CityWest Blvd., Suite 800

Houston, Texas 77042

 (Address of Principal Executive Offices)

(281) 918-4100

 (Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of our common stock, as of February 16, 2016, was 679,991,952.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical facts included in this Report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships. A more detailed discussion of possible risks is included in “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2015.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

2

PART I - FINANCIAL STATEMENTS (Unaudited)

Item 1. Financial Statements.

December 31, 2015

 GulfSlope Energy, Inc.

Condensed Balance Sheets

As of December 31, 2015 and September 30, 2015

(Unaudited)

	December 31, 2015	September 30, 2015

Assets
Current Assets
Cash and Cash Equivalents	$130,173	$1,428,014
Prepaid Expenses and Other Current Assets	279,235	53,883
Total Current Assets	409,408	1,481,897
Property and Equipment, Net of Depreciation	57,400	70,515
Oil and Natural Gas Properties, Full Cost Method of Accounting
Unproved Properties	6,737,699	5,557,183
Total Non-Current Assets	6,795,099	5,627,698
Total Assets	$7,204,507	$7,109,595

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$404,156	$178,649
Related Party Payable	278,277	263,397
Accrued Expenses and Other Payables	1,352,929	1,313,415
Accrued Interest Payable	486,178	384,531
Stock Payable	11,605	—
Notes Payable	191,900	4,988
Loan from Related-Party	7,955,000	7,955,000
Total Current Liabilities	10,680,045	10,099,980

Total Liabilities	10,680,045	10,099,980
Stockholders’ Deficit
Preferred Stock; par value ($0.001);
Authorized 50,000,000 shares
none issued or outstanding	—	—
Common Stock; par value ($0.001);	679,992	670,391
Authorized 975,000,000 shares; 670,391,952 and
679,991,952 issued and outstanding, respectively
Additional Paid-in-Capital – Stock To Be Issued	—	230,000
Additional Paid-in-Capital	24,886,277	24,460,484
Accumulated Deficit	(29,041,807)	(28,351,260)
Total Stockholders’ Deficit	(3,475,538)	(2,990,385)
Total Liabilities and Stockholders’ Deficit	$7,204,507	$7,109,595

 The accompanying notes are an integral part to these condensed financial statements.

 GulfSlope Energy, Inc.

Condensed Statements of Operations

For the Three Months Ended December 31, 2015 and 2014

(Unaudited)

	For the three months ended December 31, 2015	For the three months ended December 31, 2014
Revenues	$—	$—
Impairment of Oil and Natural Gas Properties	—	—
General & Administrative Expenses	587,171	764,086
Net Loss from Operations	(587,171)	(764,086)
Other Income/(Expenses):
Interest Income	—	113
Interest Expense	(103,376)	(84,218)
Net Loss Before Income Taxes	(690,547)	(848,191)
Provision for Income Taxes	—	—
Net Loss	$(690,547)	$(848,191)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	672,198,474	660,672,345

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

 Condensed Statements of Cash Flows

For the Three Months Ended December 31, 2015 and 2014

(Unaudited)

	For the three months ended December 31, 2015	For the three months ended December 31, 2014
OPERATING ACTIVITIES
Net Loss	$(690,547)	$(848,191)
Adjustments to reconcile net loss to net cash
From Operating Activities:
Depreciation	13,116	13,016
Stock Issued for Services	91,697	105,202
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Prepaid Expenses	15,494	40,058
Increase/(Decrease) in Accounts Payable	25,883	36,357
Increase/(Decrease) in Related Party Payable	14,880	(60,688)
Increase/(Decrease) in Accrued Interest	101,647	82,544
Increase/(Decrease) in Accrued Liabilities	39,515	50,000
Net Cash From Operating Activities	(388,315)	(581,702)

INVESTING ACTIVITIES
Exploration Costs	(855,590)	(965,986)
Purchase of Equipment	—	(14,478)
Net Cash From Investing Activities	(855,590)	(980,464)

FINANCING ACTIVITIES
Restricted Cash	—	(113)
Payments on Note Payable	(53,936)	(41,985)
Net Cash From Financing Activities	(53,936)	(42,098)

Net Increase/(Decrease) in Cash	(1,297,841)	(1,604,264)
Beginning Cash Balance	1,428,014	4,410,302
Ending Cash Balance	$130,173	$2,806,038

Supplemental Schedule of Cash Flow Activities
Cash Paid for Interest	$1,729	$1,674
Non-Cash Financing and Investing Activities
Prepaid Asset Financed by Note Payable	$240,848	$224,361
Capital Expenditures Included in Accounts Payable	$188,019	$127,667
Capital Expenditures Included in Stock Payable	$11,605	$—
Stock-Based Compensation Capitalized to Unproved Properties	$113,697	$113,006

 The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

December 31, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company,” “GulfSlope,” “our” and words of similar import), a Delaware corporation, is an independent crude oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana in less than 800 feet of water depth. The Company has leased 23 federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases” in this Report) and licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

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

As of December 31, 2015, we have no proved reserves. We expect that any drilling activities on our prospects will commence in late fiscal year 2016, or first half of fiscal year 2017 at the earliest.

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

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2015, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and filed with the Securities and Exchange Commission on December 29, 2015.

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

Liquidity/Going Concern

The Company has incurred accumulated losses as of December 31, 2015 of $29,041,807. Further losses are anticipated in developing our business. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. As of December 31, 2015, we had $130,173 of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $5 million to meet its obligations and planned expenditures through December 31, 2016. The Company plans to finance its operations through the issuance of equity, debt financings or joint ventures, further sale of working interests in prospects or bridge financing.  Our policy has been to periodically raise funds through sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan.  Short term needs have been historically funded through loans from executive management and other related parties. There are no assurances that financing will be available with acceptable terms, if at all.  If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The costs of unproved properties and related capitalized costs are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  Capitalized costs that are directly associated with unproved properties acquired by the Company during the current quarter are included in the full cost pool. As of December 31, 2015, the Company had no proved reserves.

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

As the Company has incurred losses for the three months ended December 31, 2015 and 2014, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of December 31, 2015 and 2014, there were 52,389,171 and 53,290,166 potentially dilutive shares, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15 (“ASU No. 2014-15”), Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU No. 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early application is permitted. We are currently evaluating the accounting implication and do not believe the adoption of ASU 2014-15 to have material impact on our consolidated financial statements, although there may be additional disclosures upon adoption. The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statements.

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

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

In March 2014, the Company entered into a farm-out letter agreement with Texas South Energy, Inc. (“Texas South”), a related party, relating to five prospects located within the blocks the Company bid on at the Central Gulf of Mexico Lease Sale 231 and received $8.2 million from Texas South. In September 2015, the Company completed the March 2014 farm-out agreement with Texas South. Texas South funded the final $1.8 million under the agreement for a total purchase price of $10 million and acquired a 20% working interest in five prospects. Texas South is obligated to pay its proportionate share of the net annual rental costs related to the prospects. The Company will be the operator of record. In accordance with full cost requirements, the Company recorded the proceeds from the transaction as an adjustment to capitalized costs with no gain recognition.

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

During the period October 1, 2015 to December 31, 2015, the Company incurred $833,292 in consulting fees and salaries and benefits associated with full-time geoscientists, and $347,224 associated with technological infrastructure, third party hosting services and seismic data. The Company properly capitalized these G&G costs because the Company owned the specific properties that these costs relate to.

These above capitalized exploration costs net of impairment amounts when added to our lease acquisition costs net of the sale of the working interest, result in $6,737,699, the amount of unproved oil and natural gas properties on the Company’s balance sheet at December 31, 2015.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April through September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current chief executive officer.  The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, John Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock, which shares were issued in July 2013. In June of 2014, the Company entered into a promissory note whereby it borrowed a total of $1,160,000 from Mr. Seitz. The note is not convertible, due on demand and bears interest at a rate of 5% per annum. Additionally, during June through August 2015, the Company entered into promissory notes with John Seitz whereby it borrowed a total of $1,250,000. The notes are not convertible, due on demand and bear interest at the rate of 5% per annum. These notes when added to the 2013 and 2014 promissory notes payable to John Seitz bring the total owed to our CEO to $7,710,000. There was a total of $481,585 of unpaid interest associated with these loans included in accrued liabilities within our balance sheet as of December 31, 2015.

In August 2015, the Company entered into convertible promissory notes whereby it borrowed a total of $245,000 from Dr. Ronald Bain, its current president and chief operating officer, and his affiliate ConRon Consulting, Inc. The notes are not convertible, due on demand, and bear interest at the rate of 5% per annum. As of December 31, 2015, there was a total of $4,593 accrued interest associated with these loans and the Company has recorded interest expense for the same amount.

In October 2013, the Company issued to Brady Rodgers, the Company’s Vice President Engineering and Business Development, a ten-year option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share. A fair value of $161,143 was computed using the Black-Scholes option-pricing model, of which $161,143 has been expensed from October 2013 through December 31, 2015. The options vested 50% in October 2014 and 50% in October 2015.

Domenica Seitz, CPA, has provided accounting consulting services to the Company. During the three month period ended December 31, 2015, services provided were valued at $14,880 based on market-competitive salaries, time devoted and professional rates. The Company has accrued these amounts, and they are reflected in the December 31, 2015 condensed financial statements.

John Seitz has not received a salary since May 31, 2013, the date he commenced serving as our chief executive officer and accordingly, no amount has been accrued on our financial statements. Prior to serving as Chief Executive Officer, John Seitz served as a Company consultant and the Company accrued and subsequently paid $120,000 of consulting compensation owed to Mr. Seitz.  As of December 31, 2015, Mr. Seitz beneficially owns 246,834,727 shares of the Company’s common stock (including shares issuable upon conversion of the principal amount plus accrued interest of convertible notes held by Mr. Seitz).  The Company recognizes that his level of stock ownership significantly aligns his interests with shareholders’ interests. From time to time, the Compensation Committee may consider compensation arrangements for Mr. Seitz given his continuing contributions and leadership.

NOTE 5 – COMMON STOCK/PAID IN CAPITAL

In September 2014, the Company awarded 3,030,000 shares of restricted stock to six employees under the Company’s 2014 Omnibus Incentive Plan, one-half of which vested in September 2015 and the remaining half vests in September 2016.

Shares of the restricted stock awards have been and will be issued to the recipients according to the vesting terms.

In April 2015, the Company sold 5,000,000 shares of common stock to two accredited investors in a private placement at a price of $0.10 per share, for gross proceeds of $500,000. The common stock sold had anti-dilution protection that was triggered by a private sale of common stock in September 2015 and 5,000,000 additional shares were issued to the two accredited investors in December 2015.

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

For the period October 1 to December 31, 2015 the Company recorded a liability for 243,425 shares of its common stock owed to one vendor as consideration for services rendered in the ordinary course of business. These shares have not yet been issued and are reflected on the balance sheet as stock payable.

NOTE 6– STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $205,395 and $218,208 in stock-based compensation during the three months ended December 31, 2015, and December 31, 2014, respectively. A portion of these costs, $113,697 and $113,006 were capitalized to unproved properties and the remainder were recorded as general and administrative expenses, for the three months ended December 31, 2015 and 2014 respectively.

The following table summarizes the Company’s stock option activity during the three months ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2015	2,000,000	—
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2015	2,000,000	$0.12	3.56
Vested and expected to vest	2,000,000	$0.12	3.56
Exercisable at December 31, 2015	2,000,000	—	—

As of December 31, 2015 there was no stock-based compensation cost related to the stock option grant. There was no intrinsic value for options outstanding as of December 31, 2015. As of December 31, 2015 there was $464,900 of unrecognized stock-based compensation cost related to restricted stock grants that is expected to be expensed over a period of nine months.

NOTE 7– COMMITMENTS AND CONTINGENCIES

In March 2013, the Company licensed certain seismic data pursuant to two agreements. With respect to the first agreement, as of September 30, 2015, the Company has paid $6,135,500 in cash, with no additional amount due. With respect to the second agreement, as September 30, 2015, the Company has paid $3,009,195 in cash and is obligated to pay $1,003,065 during fiscal 2016.

In July 2013, the Company entered into a two-year office lease agreement. The agreement calls for monthly payments of approximately $20,200 for the first twelve months and $20,500 for the second twelve months. In addition, the Company paid a security deposit of $18,760 in July 2013. The office lease has been extended through June 30, 2016 and the monthly payment has remained the same.

In May 2014, the Company entered into an agreement with a seismic data reprocessing company in which the Company agreed to purchase an aggregate of $3 million of reprocessing services, of which $1.5 million will be paid in cash and the remaining amount by the issuance of 2 million shares of our common stock using the valuation of $0.75 per share. As of December 31, 2015 approximately $1,146,000 of services have been provided under this agreement.

In October 2015, the Company purchased a directors and officers insurance policy for $259,936 and financed $235,861 of the premium by executing a note payable. The balance of the note payable at December 31, 2015 is $189,392.

NOTE 8 – SUBSEQUENT EVENTS

The company entered into a promissory note with Dr. Ronald Bain in February 2016 whereby it borrowed a total of $22,000. The note is due on demand, bears interest at the rate of 5% per annum, and the principal amount is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by investors.

The company entered into a promissory note with John Seitz in February 2016 whereby it borrowed a total of $66,000. The note is due on demand, bears interest at the rate of 5% per annum, and the principal amount is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by investors.

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

The Company currently has 12 employees and has invested significant technical person hours in the proprietary interpretation and the associated high-end reprocessing of this seismic data. The result of this proprietary interpretation has been the identification of multiple prospects that we believe may have substantial potential hydrocarbon deposits. Based on this analysis, we have leased 23 blocks, which makes us one of the largest lease holders in our area of concentration.  We believe the proprietary reprocessing and contiguous nature of our licensed 3-D seismic data gives us an advantage over other exploration and production (“E&P”) companies operating in our focus area.  We will continue to identify additional leasing opportunities in our focus area that would further enhance our exploration drilling portfolio. We have identified 19 prospects that are covered by our leases and throughout this Report we refer to these acquired leases as our “portfolio.”

In March 2014, the Company entered into a farm-out letter agreement with Texas South Energy, Inc. (“Texas South”) relating to five prospects located within the blocks the Company bid on at the Central Gulf of Mexico Lease Sale 231 and received $8.2 million from Texas South. In September 2015, the Company completed the March 2014 farm-out agreement with Texas South. Texas South funded the final $1.8 million under the agreement for a total purchase price of $10 million and acquired a 20% working interest in five prospects. Texas South is obligated to pay its proportionate share of the net annual rental costs related to the prospects. The Company will be the operator of record. In accordance with full cost requirements, the Company recorded the proceeds from the transaction as an adjustment to capitalized costs with no gain recognition.

Through December 31, 2015, we have spent approximately $25.4 million on the acquisition, reprocessing, and interpretation of seismic data associated with our seismic license agreements and these costs were capitalized as oil and gas exploration costs which are subject to periodic ceiling limitation tests for impairment. Approximately $18.0 million of these seismic-related expenses were incurred prior to the leasing of our offshore blocks and as a result, these capitalized costs were impaired for accounting purposes. Approximately $7.4 million of our seismic-related expenditures were incurred subsequent to the leasing of our offshore blocks and these expenses have been capitalized. These capitalized exploration costs when added with our lease acquisition costs of $9.3 million and netted with the $10 million from the sale of working interest results in the $6.7 million reflected as Unproved Oil and Natural Gas Properties on our Condensed Balance Sheet as of December 31, 2015.

We have historically operated our business with working capital deficits and these deficits have historically been funded by equity investments and loans from management. As of December 31, 2015, we had $130,173 of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $5 million to meet its obligations and planned expenditures through December 31, 2016. This does not include any capital expenditures related to exploration drilling costs. The Company plans to finance its operations through the issuance of equity, debt financings or joint ventures.

Current Operations

As a result of the acquisition of our lease blocks and the identification of our 19 prospects, we intend to cause multiple exploration wells to be drilled in our portfolio. Drilling is expected to commence in late 2016 or early 2017 and we anticipate drilling select prospects in our portfolio as the operator of record. As the operator, we are currently focused on pre-drilling operations to include obtaining the necessary regulatory permits, identifying and securing drilling rigs, and the hiring of additional operations-related personnel.

We anticipate lowering our capital exposure to exploration drilling activities by seeking to enter into one or more partnerships whereby partners will pay some or all of our portion of exploration drilling costs. In return, we would support the exploration drilling and ownership of the leases with our seismic and geological interpretation targeting the well location. The company began discussions with a number of selected potential partners in calendar fourth quarter of 2014. The precipitous drop in oil prices has forced most E&P companies to continuously revise their capital spending plans for 2015. We expect that when oil prices stabilize and the service costs have dropped concomitant with oil prices, these companies will again be in a position to take on additional drilling opportunities with us. The projected full cycle Finding and Development costs for our prospects in the Gulf of Mexico are relatively low and therefore we believe our prospects compete very well with any exploration projects in the world today. In addition to continuing to identify new exploration opportunities utilizing our extensive 3D seismic and regional geologic datasets, we continue to evaluate other opportunities such as acquisition of producing properties, farm-ins and partnerships for future lease sale participation.

Timely access to capital at acceptable costs has always been a challenge for energy companies, especially for early stage companies, like GulfSlope. The adoption of our business plan was founded on several precepts:

1)	licensing and reprocessing 3D seismic at attractive costs;

2)	hiring experienced geological and geophysical staff to interpret the data;

3)	identifying large undrilled targets;

4)	acquiring the leases over those targets;

5)	raising sufficient capital to fund those activities; and

6)	attracting industry participation in the drilling of leased prospects.

We had unqualified success in the licensing and reprocessing of the seismic, in the hiring of an extremely talented staff of geoscientists, and this staff was very successful in identifying and detailing numerous large undrilled prospects on open acreage. We were successful in two lease sales, acquiring 23 lease blocks.

The company began executing on its business plan in 2013, near the peak of the unconventional reservoir activity (the shale plays). The frenzy of interest from investors in unconventional reservoirs had the result of reducing investor appetite for anything other than shale plays. Of course, this record level of drilling, when coupled with the actions of Saudi Arabia, resulted in the market being oversupplied with oil by the second half of 2014. Prices dropped so quickly that oil and gas company budgets had to be reset continuously throughout 2015, and this continues into early 2016. The huge industry investment in the unconventional reservoirs added an estimated three million barrels per day of production in the US. However, this increased production was attained at a substantial cost. The per barrel operating cost for producing unconventional oil rose rapidly. This, in conjunction with the current commodity price environment, has resulted in dramatically reduced free cash flows from unconventional production.

Superimposed on the ramped up shale drilling over an almost 10 year period was the industry’s massive effort in deepwater exploration and production worldwide. This too, has increased daily production, and also resulted in higher unit operating costs.

This investment pattern left the industry cash flow quite vulnerable to a drop in commodity prices. This is clearly demonstrated by the massive drop in drilling activity and the industry putting over $380 billion of projects on hold.

Falling oil prices throughout 2015 and into 2016 have forced all E&P companies to drastically curtail spending and reallocate budgets almost on a monthly basis. The higher unit operating costs (per barrel cost to produce oil) for most companies have increased steadily for the past 10 years and the collapse in oil prices was so rapid and deep, the current price of oil provides little or no margin over operating costs. Thus, company cash flows have been hit much harder than just the overall percentage decline in oil price.

Industry publications indicate that many companies are currently re-evaluating how they can develop large, high cost conventional resources at low prices.

It makes a great deal of sense for any E&P company to add to their portfolio of projects a play like ours - a play with size, scope and attractive risked economic returns, even with the low oil prices of today. However, with current E&P company budgets funding only non-deferrable items, that decision lies somewhere in the future.

The number, the quality and the size of the opportunities in our area of interest have far exceeded our expectations. Unfortunately, the ongoing challenge of raising sufficient capital delayed important steps in the planned seismic reprocessing and technical work required to bring the initial set of prospects to a drill ready status. This effort was finally completed in the fourth quarter of 2015. Industry interest has been keen with praise for the technical evaluation, however we believe severe budget limitations have precluded participation to date.

This too, will turn, as the dramatic cut backs in drilling will have the inevitable result of decreased production. The timing of this is difficult to predict, but there should be noticeable impact on production by mid 2016 and prices should begin to respond.

Given the current macro economic climate driven by low oil prices, there are some things that the Company can control.

Late last year, we shifted our technical focus a bit, using our extensive 3D data to take a fresh look under our existing leases at shallow, low risk targets that are above salt and close to existing infrastructure. These should be relatively low cost to drill and tie back to existing platforms. One such opportunity has been fully mapped and deemed drill ready and we have several more in the final stages of mapping and evaluation. We believe such targets to be attractive economic ventures even with low current prices and offer the opportunity for early production and cash flow.

We also continue to evaluate producing properties for acquisition. Many companies have found themselves in a position where asset sales are necessary and we have the full suite of technical skills to fully evaluate such opportunities. We believe funding for attractive acquistions at the bottom of the commodity price cycle is available.

Additionally, the Company has taken a number of actions to sharply reduce costs until industry activity returns.

At calendar year end 2015, technical staff was reduced by two and consultants were eliminated. The reprocessing and technical work required for making drill ready the next tranche of prospects has been delayed. All expenses have been reduced to minimum levels with only essential services maintained. In January 2016, salaried compensation was reduced for all employees.

Our employees fully understand our need to take these actions and are still hard at work, however, we are obviously at risk of losing personnel to competitors while we are at reduced payroll.

We continue to meet with potential partners, companies who are all capable operators in the Gulf of Mexico. However, in late 2015 we began to reach out to non-typical partners when the current budget challenge faced by E&P companies became evident. We have held and continue to have discussions with international investment funds, sovereign wealth funds, oil and gas companies with no or limited presence in the US, and private equity groups. All of these entities recognize the advantage to be gained from investing at the bottom of the commodity price cycle, particularly in a stable fiscal regime with existing oil and gas infrastructure, with a proven team in place.

We continue to evaluate multiple paths to secure financing. These include further sale of equity, further sale of working interests in prospects, and bridge financing.

With the reduced spend, we are determined to be in place with the team and the opportunities that industry will once again be seeking when industry capital spending rebounds with the recovering oil price.

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

The costs of unproved properties and related capitalized costs are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. As of December 31, 2015, the Company had no proved reserves, but has acquired unproved properties. As a result, the geological and geophysical costs incurred during the three months ended December 31, 2015 were properly excluded from the amortization base.

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

A more complete discussion of our critical accounting policies is included in our annual report on Form 10-K as of September 30, 2015, which was filed with the Securities and Exchange Commission on December 29, 2015.

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

We have No Proved Reserves.  While we have acquired most of the oil and gas properties that we pursued, we have no proved reserves.  We have identified prospects based on available seismic and geological information that indicate the potential presence of oil or gas, and we own the drilling and production rights for these prospects.  Some of our current prospects may require additional seismic data reprocessing and interpretation.  Even when properly used and interpreted, seismic data and visualization techniques are only tools used to assist geoscientists in identifying structures and hydrocarbon indicators and do not enable the interpreter to have certainty as to whether hydrocarbons are, in fact, present in those structures. We do not know if any prospect will contain oil or gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable.

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

For a more complete discussion of the factors affecting comparability of our future results, see the risk factors included in Item 1A our annual report on Form 10-K as of September 30, 2015, which was filed with the Securities and Exchange Commission on December 29, 2015.

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

No revenue was recorded during the three months ended December 31, 2015 and 2014. General and administrative expenses were approximately $0.6 million for the three months ended December 31, 2015, compared to approximately $0.8 million for the three months ended December 31, 2013. This decrease is primarily due to decreased salary and stock compensation expense and legal fees.

Liquidity and Capital Resources

As of December 31, 2015, we had $130,173 of cash on hand. The Company estimates that it will need to raise a minimum of $5 million to meet its obligations and planned expenditures through December 31, 2016. The Company plans to finance its operations through the issuance of equity, debt financings or joint ventures, further sale of working interests in prospects, and bridge financing. Our policy has been to periodically raise funds through sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred losses from inception to December 31, 2014 of $29,041,807. Further losses are anticipated as we develop our business. As of December 31, 2015, we had $130,173 of cash on hand. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

For the three months ended December 31, 2015, the Company used approximately $0.4 million of net cash in operating activities, compared with approximately $0.6 million of net cash used in operating activities for the three months ended December 31, 2014, due to reduced salary expense, stock compensation expense and legal fees. For the three months ended December 31, 2015 we used approximately $0.9 million of cash in investing activities compared with approximately $1.0 million of cash in investing activities for the three months ended December 31, 2014 primarily due to $0.1 million more being used for exploration costs for the three months ended December 31, 2014. For the three months ended December 31, 2015 we used approximately $0.05 million of net cash from financing activities, compared with approximately $0.04 million from financing activities for the three months ended December 31, 2014.

We will need to raise additional funds to cover expenditures planned after February 2016, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

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

At December 31, 2015, we had approximately $8.0 million of debt outstanding. All debt outstanding is fixed-rate debt with a weighted average interest rate of 5%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

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

Under the supervision and with the participation of our principal executive and principal financial officers, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our principal executive and principal financial officers concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Limitations on the Effectiveness of Controls

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended September 30, 2015, which was filed with the Securities and Exchange Commission on December 29, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2015, the Company sold 5,000,000 shares of common stock to two accredited investors in a private placement at a price of $0.10 per share, for gross proceeds of $500,000. The common stock sold had anti-dilution protection that was triggered and 5,000,000 additional shares were issued to the two accredited investors in December 2015. The Company received no proceeds for the issuance of these additional shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.1 of Form 8-K filed May 30, 2014.
3.2	Amended and Restated Bylaws of GulfSlope Energy, Inc., incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended June 30, 2014.
4.1	Common Stock Specimen, incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended September 30, 2012.
31.1 (1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (2)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (2)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS (3)	XBRL Instance Document.
101.SCH (3)	XBRL Schema Document.
101.CAL (3)	XBRL Calculation Linkbase Document.
101.DEF (3)	XBRL Definition Linkbase Document.
101.LAB (3)	XBRL Label Linkbase Document.
101.PRE (3)	XBRL Presentation Linkbase Document.

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	02/16/2016	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer,
and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	02/16/2016	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer

