Form 10-Q
period 2016-03-31
GULFSLOPE ENERGY, INC.
filed 2016-05-16
CIK 1341726

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2016

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

The number of shares outstanding of our common stock, as of May 13, 2016, was 680,512,225.

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

March 31, 2016

C O N T E N T S

Condensed Unaudited Balance Sheets	4
Condensed Unaudited Statements of Operations	5
Condensed Unaudited Statements of Cash Flows	6
Notes to Condensed Unaudited Financial Statements	7

 GulfSlope Energy, Inc.

Condensed Balance Sheets

As of March 31, 2016 and September 30, 2015

(Unaudited)

	March 31, 2016	September 30, 2015
Assets
Current Assets
Cash and Cash Equivalents	$60,094	$1,428,014
Prepaid Expenses and Other Current Assets	169,012	53,883
Total Current Assets	229,106	1,481,897
Property and Equipment, Net of Depreciation	44,428	70,515
Oil and Natural Gas Properties, Full Cost Method of Accounting
Unproved Properties	6,952,719	5,557,183
Total Non-Current Assets	6,997,147	5,627,698
Total Assets	$7,226,253	$7,109,595
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$477,557	$178,649
Related Party Payable	293,157	263,397
Accrued Expenses and Other Payables	1,352,929	1,313,415
Accrued Interest Payable	587,659	384,531
Notes Payable	119,034	4,988
Stock Payable	11,605	—
Loan from Related-Party	8,183,000	7,955,000
Total Current Liabilities	11,024,941	10,099,980
Total Liabilities	11,024,941	10,099,980
Stockholders’ Deficit
Preferred Stock; par value ($0.001);	—	—
Authorized 50,000,000 shares none issued or outstanding
Common Stock; par value ($0.001);	680,512	670,391
Authorized 975,000,000 shares; 680,512,225 and 670,391,392 issued and outstanding, respectively
Additional Paid-in-Capital – Stock To Be Issued	—	230,000
Additional Paid-in-Capital	25,088,407	24,460,484
Accumulated Deficit	(29,567,607)	(28,351,260)
Total Stockholders’ Deficit	(3,798,688)	(2,990,385)
Total Liabilities and Stockholders’ Deficit	$7,226,253	$7,109,595

 The accompanying notes are an integral part to these condensed financial statements.

 GulfSlope Energy, Inc.

Condensed Statements of Operations

For the Three and Six Months Ended March 31, 2016 and 2015

(Unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015	For the six months ended March 31, 2016	For the six months ended March 31, 2015
Revenues	$—	$—	$—	$—
Impairment of Oil and Natural Gas Properties	—	93,052	—	93,052
General & Administrative Expenses	422,454	813,769	1,009,604	1,577,855
Net Loss from Operations	(422,454)	(906,821)	(1,009,604)	(1,670,907)
Other Income/(Expenses):
Interest Income	—	852	—	965
Interest Expense	(103,367)	(82,628)	(206,743)	(166,846)
Net Loss Before Income Taxes	(525,821)	(988,597)	(1,216,347)	(1,836,788)
Provision for Income Taxes	—	—	—	—
Net Loss	$(525,821)	$(988,597)	$(1,216,347)	$(1,836,788)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	680,163,471	660,942,399	676,159,210	660,805,888

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Cash Flows

For the Six Months Ended March 31, 2016 and 2015

(Unaudited)

	For the six months ended March 31, 2016	For the six months ended March 31, 2015
OPERATING ACTIVITIES
Net Loss	$(1,216,347)	$(1,836,788)
Adjustments to Reconcile Net Loss to Net Cash
From Operating Activities:
Impairment of Oil and Natural Gas Properties	—	93,052
Depreciation	26,087	25,846
Stock Issued for Services	182,298	205,293
Changes in Operating Assets and Liabilities
Decrease in Prepaid Expenses	125,718	96,965
Increase in Accounts Payable and Stock Payable	107,030	142,983
Increase/(Decrease) in Related Party Payable	29,760	(54,285)
Increase in Accrued Interest	203,128	163,294
Increase in Accrued Liabilities	39,514	50,000
Net Cash From Operating Activities	(502,812)	(1,113,640)

INVESTING ACTIVITIES
Lease Collateral and Deposits	—	64,280
Exploration Costs	(966,307)	(2,109,281)
Purchase of Equipment	—	(14,478)
Net Cash From Investing Activities	(966,307)	(2,059,479)

FINANCING ACTIVITIES
Restricted Cash	—	(224)
Proceeds from Related Party Loans	228,000	—
Payments on Note Payable	(126,801)	(104,622)
Net Cash From Financing Activities	101,199	(104,846)

Net Decrease in Cash	(1,367,920)	(3,277,965)
Beginning Cash Balance	1,428,014	4,410,302
Ending Cash Balance	$60,094	$1,132,337

Supplemental Schedule of Cash Flow Activities
Cash Paid for Income Taxes	$—	$—
Cash Paid for Interest	$3,615	$3,553
Non-Cash Financing and Investing Activities
Capital Expenditures Included in Accounts Payable	$191,878	$43,578
Prepaid Asset Financed by Note Payable	$240,848	$224,361
Settlement of Accrued Expenses or Accounts Payable through Stock Issuance	$—	$43,400
Capital Expenditures Included in Stock Payable	$11,605	$—
Stock Based Compensation Capitalized to Unproved Properties	$225,747	$225,444

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

March 31, 2016

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

As of March 31, 2016, we have no proved reserves. We expect that any drilling activities on our prospects will commence in late fiscal year 2016, or the first half of fiscal year 2017 at the earliest.

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

Cash and Cash Equivalents

GulfSlope considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. Cash equivalents consist primarily of interest-bearing bank accounts and money market funds. The Company’s cash positions represent assets held in checking and money market accounts. These assets are generally available on a daily or weekly basis and are highly liquid in nature

Liquidity/Going Concern

The Company has incurred accumulated losses as of March 31, 2016 of $29,567,608. Further losses are anticipated in developing our business. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. As of March 31, 2016, we had $60,094 of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $3 million to meet  its obligations and planned expenditures through December 31, 2016. The Company plans to finance its operations through the issuance of equity, debt financings or joint ventures, further sale of working interests in prospects or bridge financing. Our policy has been to periodically raise funds through sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management and other related parties. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining adequate financing, operations would need to be curtailed or ceased, including those associated with being a public reporting company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The costs of unproved properties and related capitalized costs are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. Capitalized costs that are directly associated with unproved properties acquired by the Company during the current quarter are included in the full cost pool. As of March 31, 2016, the Company had no proved reserves.

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

As the Company has incurred losses for the six months ended March 31, 2016 and 2015, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of March 31, 2016 and 2015, there were 52,947,389 and 53,842,250 potentially dilutive shares, respectively.

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

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted for all organizations. The Company has not yet selected the period during which it will implement this pronouncement.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statements.

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

In March 2014, the Company bid on 23 blocks in the Central Gulf of Mexico Lease Sale 231, conducted by the Bureau of Ocean Energy Management (“BOEM”). The Company was awarded 21 blocks and paid total consideration of $8,126,972, for the leases and the first year lease rental payments. In March 2015, the Company competitively bid on four blocks in the Central Gulf of Mexico Lease Sale 235 conducted by BOEM. The Company was awarded two blocks and paid total consideration of $340,547, for the leases and the first year lease rental payments.

In March 2014, the Company entered into a farm-out letter agreement with Texas South Energy, Inc. (“Texas South”), a related party, relating to five prospects located within the blocks the Company bid on at the Central Gulf of Mexico Lease Sale 231 and received $8.2 million from Texas South. In September 2015, the Company completed the March 2014 farm-out agreement with Texas South and Texas South funded the final $1.8 million under the agreement for a total purchase price of $10 million and acquired a 20% working interest in five prospects. Texas South is obligated to pay its proportionate share of the net annual rental costs related to the prospects. The Company will be the operator of record. In accordance with full cost requirements, the Company recorded the proceeds from the transaction as an adjustment to capitalized costs with no gain recognition.

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

During the period October 1, 2015 to March 31, 2016, the Company incurred $1,030,943 in consulting fees and salaries and benefits associated with full-time geoscientists, and $364,593 associated with technological infrastructure, third party hosting services and seismic data. The Company properly capitalized these G&G costs because the Company owned the specific properties that these costs relate to.

These above capitalized exploration costs net of impairment amounts, when added to our lease acquisition costs net of the sale of the working interest, result in $6,952,719, the amount of unproved oil and natural gas properties on the Company’s condensed balance sheet at March 31, 2016.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April through September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current chief executive officer. The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, John Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock, which shares were issued in July 2013. In June of 2014, the Company entered into a promissory note whereby it borrowed a total of $1,160,000 from Mr. Seitz. The note is not convertible, due on demand and bears interest at a rate of 5% per annum. Additionally, during June through August 2015, the Company entered into promissory notes with John Seitz whereby it borrowed a total of $1,250,000. The notes are not convertible, due on demand and bear interest at the rate of 5% per annum. During January through March 2016, the Company executed promissory notes totaling $126,000 with Mr. Seitz. These notes are due on demand, bear interest at the rate of 5% per annum, and the principal amount is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by investors. As of March 31, 2016 the total amount owed to John Seitz, our CEO, is $7,836,000. There was a total of $579,773 of unpaid interest associated with these loans included in accrued liabilities within our balance sheet as of March 31, 2016.

In August 2015, the Company entered into promissory notes whereby it borrowed a total of $245,000 from Dr. Ronald Bain, its current president and chief operating officer, and his affiliate ConRon Consulting, Inc. These notes are not convertible, due on demand and bear interest at the rate of 5% per annum. During February 2016, the Company entered into a promissory note for $22,000 with Dr. Bain. This note is due on demand, bears interest at the rate of 5% per annum, and the principal amount is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by investors. As of March 31, 2016, the total amount owed to Dr. Bain and his affiliate was $267,000. There was a total of $7,849 accrued interest associated with these loans and the Company has recorded interest expense for the same amount.

During March 2016, the Company entered into a promissory note for a total of $80,000 with the Morris Family Partnership, L.P., an affiliate of Mr. Paul Morris, a director of the Company. The note is due on demand and bears interest at the rate of 5% per annum and the principal amount is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by investors. At March 31, 2016, there was a total of $189 accrued interest associated with this loan and the Company has recorded interest expense for the same amount.

Domenica Seitz, CPA, has provided accounting consulting services to the Company. During the three month period ended March31, 2016, services provided were valued at $14,880 based on market-competitive salaries, time devoted and professional rates. The Company has accrued these amounts, and they are reflected in the March 31, 2016 condensed financial statements.

John Seitz has not received a salary since May 31, 2013, the date he commenced serving as our chief executive officer and accordingly, no amount has been accrued on our financial statements. Prior to serving as Chief Executive Officer, John Seitz served as a Company consultant and the Company accrued and subsequently paid $120,000 of consulting compensation owed to Mr. Seitz. As of March 31, 2016, Mr. Seitz beneficially owns 247,392,944 shares of the Company’s common stock (includes shares issuable upon conversion of the principal amount plus accrued interest of convertible notes held by Mr. Seitz). The Company recognizes that his level of stock ownership significantly aligns his interests with shareholders’ interests. From time to time, the Compensation Committee may consider compensation arrangements for Mr. Seitz given his continuing contributions and leadership.

NOTE 5 – COMMON STOCK/PAID IN CAPITAL

In September 2014, the Company awarded 3,030,000 shares of restricted stock to six employees under the Company’s 2014 Omnibus Incentive Plan, one-half of which vested in September 2015 and the remaining half vests in September 2016.

Shares of the restricted stock awards have been and will be issued to the recipients according to the vesting terms.

For the period October 1 to March 31, 2016 the Company recorded a liability for 243,425 shares of its common stock owed to one vendor as consideration for services rendered in the ordinary course of business. These shares have not yet been issued and are reflected on the balance sheet as stock payable.

In March 2016, the Company issued 520,273 shares of common stock to one vendor as consideration for services rendered in the ordinary course of business.

NOTE 6– STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $202,650 and $408,044 in stock-based compensation during the three and six months ended March 31, 2016, and $212,529 and $430,737 in stock-based compensation during the three and six months ended March 31, 2015, respectively. A portion of these costs, $112,050 and $112,438, were capitalized to unproved properties and the remainder were recorded as general and administrative expenses for the three months ended March 31, 2016 and 2015, respectively. For the six months ended March 31, 2016 and 2015, $225,746 and $225,444, respectively, were capitalized to unproved properties.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at September 30, 2015	2,000,000	—
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2016	2,000,000	$0.12	3.31
Vested and expected to vest	2,000,000	$0.12	3.31
Exercisable at March 31, 2016	2,000,000	—	—

As of March 31, 2016 there was no unrecognized stock-based compensation cost related to the stock option grant. There was no intrinsic value for options outstanding as of March 31, 2016. As of March 31, 2016 there was $262,250 of unrecognized stock-based compensation cost related to restricted stock grants that is expected to be expensed over a period of six months.

NOTE 7– COMMITMENTS AND CONTINGENCIES

In March 2013, the Company licensed certain seismic data pursuant to two agreements. With respect to the first agreement, as of September 30, 2015, the Company has paid $6,135,500 in cash, with no additional amount due. With respect to the second agreement, as March 31, 2016, the Company has paid $3,009,195 in cash and is obligated to pay $1,003,065 during fiscal 2016.

In July 2013, the Company entered into a two-year office lease agreement. The agreement calls for monthly payments of approximately $20,200 for the first twelve months and $20,500 for the second twelve months. In addition, the Company paid a security deposit of $18,760 in July 2013. The office lease has been extended through June 30, 2016 and the monthly payment has remained the same.

In May 2014, the Company entered into an agreement with a seismic data reprocessing company in which the Company agreed to purchase an aggregate of $3 million of reprocessing services, of which $1.5 million will be paid in cash and the remaining amount by the issuance of 2 million shares of our common stock using the valuation of $0.75 per share. As of March 31, 2016 approximately $1,146,000 of services have been provided under this agreement.

In October 2015, the Company purchased a directors and officers’ insurance policy for $259,936 and financed $235,861 of the premium by executing a note payable. The balance of the note payable at March 31, 2016 is $119,034.

NOTE 8 – SUBSEQUENT EVENTS

The Company is currently in the process of raising up to $1 million through the issuance of convertible promissory notes and warrants. As of May 16, 2016, the Company has sold $235,000 of this private placement. Related party participation in the issuance of convertible promissory notes and warrants to date is in the amount of $150,000.

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

Through March 31, 2016, we have spent approximately $25.6 million on the acquisition, reprocessing, and interpretation of seismic data associated with our seismic license agreements and these costs were capitalized as oil and gas exploration costs which are subject to periodic ceiling limitation tests for impairment. Approximately $18.0 million of these seismic-related expenses were incurred prior to the leasing of our offshore blocks and as a result, these capitalized costs were impaired for accounting purposes. Approximately $7.7 million of our seismic-related expenditures were incurred subsequent to the leasing of our offshore blocks and these expenses have been capitalized. These capitalized exploration costs when added with our lease acquisition costs of $9.3 million and netted with the $10 million received from the sale of the working interest, results in the $6.95 million reflected as Unproved Oil and Natural Gas Properties on our Condensed Balance Sheet as of March 31, 2016.

We have historically operated our business with working capital deficits and these deficits have historically been funded by equity investments and loans from management. As of March 31, 2016, we had $60,094 of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $3 million  to meet its obligations and planned expenditures through December 31, 2016. This does not include any capital expenditures related to exploration drilling costs. The Company plans to finance its operations through the issuance of equity, debt financings or joint ventures.

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

We anticipate lowering our capital exposure to exploration drilling activities by seeking to enter into one or more partnerships whereby partners will pay some or all of our portion of exploration drilling costs. In return, we would support the exploration drilling and ownership of the leases with our seismic and geological interpretation targeting the well location. The company began discussions with a number of selected potential partners in calendar fourth quarter of 2014. The precipitous drop in oil prices has forced most E&P companies to continuously revise their capital spending plans for 2015 and 2016. We expect that when oil prices stabilize and the service costs have dropped concomitant with oil prices, these companies will again be in a position to take on additional drilling opportunities with us. The projected full cycle Finding and Development costs for our prospects in the Gulf of Mexico are relatively low and therefore we believe our prospects compete very well with any exploration projects in the world today. In addition to continuing to identify new exploration opportunities utilizing our extensive 3D seismic and regional geologic datasets, we continue to evaluate other opportunities such as acquisition of producing properties, farm-ins and partnerships for future lease sale participation.

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

The company began executing on its business plan in 2013, near the peak of the unconventional reservoir activity (the shale plays). The frenzy of interest from investors in unconventional reservoirs had the result of reducing investor appetite for anything other than shale plays. Of course, this record level of drilling, when coupled with the actions of Saudi Arabia, resulted in the market being oversupplied with oil by the second half of 2014. Prices dropped so quickly that oil and gas company budgets had to be reset continuously throughout 2015, and this continues into early 2016. The huge industry investment in the unconventional reservoirs added an estimated three million barrels per day of production in the US. However, this increased production was attained at a substantial cost. The per barrel operating cost for producing unconventional oil rose rapidly. This, in conjunction with the current commodity price environment, has resulted in dramatically reduced free cash flows from unconventional production. Superimposed on the ramped up shale drilling over an almost 10 year period was the industry’s massive effort in deepwater exploration and production worldwide. This too has increased daily production, and also resulted in higher unit operating costs. This investment pattern left the industry cash flow quite vulnerable to a drop in commodity prices. This is clearly demonstrated by the massive drop in drilling activity and the industry putting over $380 billion of projects on hold.

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

The dramatic cut backs in drilling are having the inevitable result of decreased production. We believe there will be noticeable impact on production by mid 2016 and prices should begin to respond. Given the current macro economic climate driven by low oil prices, there are some things that the Company can control. We have used our extensive 3D data to take a fresh look under our existing leases at shallow, low risk targets that are above salt and close to existing infrastructure. These would be relatively low cost to drill and tie back to existing platforms. One such opportunity has been fully mapped and deemed drill ready and we have several more in the final stages of mapping and evaluation. We believe such targets to be attractive economic ventures even with low current prices and offer the opportunity for early production and cash flow.

We continue to evaluate producing properties for acquisition. Many companies have found themselves in a position where asset sales are necessary and we have the full suite of technical skills to fully evaluate such opportunities. We believe funding for attractive acquistions at the bottom of the commodity price cycle is available.

Additionally, the Company has taken a number of actions to sharply reduce costs until industry activity returns. Technical staff has been reduced by two and consultants have been eliminated. Seismic reprocessing and technical work required for making drill ready the next tranche of prospects has been deferred. Expenses have been reduced but essential services maintained. In January 2016, salaried compensation was reduced for all employees. Our employees fully understand our need to take these actions and are still hard at work, however, we are obviously at risk of losing personnel to competitors while we are at reduced payroll.

We continue to meet with potential partners, companies who are capable of operations in the Gulf of Mexico. We have held and continue to have discussions with international investment funds, sovereign wealth funds, oil and gas companies with little or no presence in the US, and private equity groups. These entities recognize the advantage to be gained from investing at the bottom of the commodity price cycle, particularly in a stable fiscal regime with existing oil and gas infrastructure, with a proven team in place.

We continue to evaluate multiple paths to secure financing. These may include further sale of equity, further sale of working interests in prospects, and bridge financing. This coupled with the reduced spend by the Company should enable us to be in place with the team and the opportunities that industry will once again be seeking when capital spending rebounds with the recovering oil price.

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

The costs of unproved properties and related capitalized costs are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. As of March 31, 2016, the Company had no proved reserves, but has acquired unproved properties. As a result, the geological and geophysical costs incurred during the three months ended March 31, 2016 were properly excluded from the amortization base.

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

No revenue was recorded during the three months ended March 31, 2016 and 2015. General and administrative expenses were approximately $0.4 and $0.8 million for the three months ended March 31, 2016 and 2015, respectively. We incurred no impairment of capitalized exploration costs for the three months ended March 31, 2016 compared to approximately $0.09 million for the three months ended March 31, 2015. The remaining decrease was primarily due to a decrease in salary expense, marketing expense and professional fees for the three months ended March 31, 2016.

Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015

No revenue was recorded during the six months ended March 31, 2016 and 2015. We incurred no impairment of capitalized exploration costs and $0.09 million of impairment of capitalized exploration costs for the six months ended March 31, 2016 and 2015, respectively. General and administrative expenses were approximately $1.0 million for the six months ended March 31, 2016, compared to approximately $1.6 million for the six months ended March 31, 2015. This decrease was primarily due to a decrease in salaries, and marketing expenses.

Liquidity and Capital Resources

As of March 31, 2016, we had $60,094 of cash on hand. The Company estimates that it will need to raise a minimum of $3 million to meet its obligations and planned expenditures through December 31, 2016. The Company plans to finance its operations through the issuance of equity, debt financings or joint ventures, further sale of working interests in prospects, and bridge financing. Our policy has been to periodically raise funds through sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining adequate financing, operations would need to be curtailed or ceased, including those associated with being a public reporting company. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred losses from inception to March 31, 2016 of $29,567,608. Further losses are anticipated in developing our business. As of March 31, 2016, we had $60,094 of cash on hand. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended March 31, 2016 the Company used approximately $0.5 million of net cash in operating activities, compared with $1.1 million of net cash used in operating activities for the six months ended March 31, 2015, primarily due to reduced salary, marketing and legal and consulting expense. For the six months ended March 31, 2016 we used approximately $1.0 million of cash in investing activities, compared with using $2.1 million of cash in investing activities for the six months ended March 31, 2015, primarily due to a reduction of exploration costs. For the six months ended March 31, 2016 we received approximately $0.1 million of cash from financing activities primarily due to the issuance of related party notes. For the six months ended March 31, 2015 we used approximately $0.1 million in financing activities, primarily due to payments on notes payable.

We will need to raise additional funds to cover expenditures planned after May 2016, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

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

At March 31, 2016, we had approximately $8.2 million of debt outstanding. All debt outstanding is fixed-rate debt with a weighted average interest rate of 5%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2016, the Company issued 520,273 shares to a vendor as consideration for services rendered in the ordinary course of business. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.1 of Form 8-K filed May 30, 2014..
3.2	Amended and Restated Bylaws of GulfSlope Energy, Inc., incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended June 30, 2014..
4.1	Common Stock Specimen, incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended September 30, 2012
31.1 (1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (2)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (2)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(3)	XBRL Instance Document.
101.SCH(3)	XBRL Instance Document.
101.CAL(3)	XBRL Calculation Linkbase Document.
101.DEF (3)	XBRL Definition Linkbase Document.
101.LAB(3)	XBRL Label Linkbase Document.
101.PRE(3)	XBRL Presentation Linkbase Document.

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	05/16/2016	By:	/s/John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	05/16/2016	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer, and Chief Accounting Officer