Form 10-Q
period 2016-06-30
GULFSLOPE ENERGY, INC.
filed 2016-08-15
CIK 1341726

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2016

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

The number of shares outstanding of our common stock, as of August 15, 2016, was 680,512,225.

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

2

PART I - FINANCIAL STATEMENTS

June 30, 2016

C O N T E N T S

GulfSlope Energy, Inc.

Condensed Balance Sheets

As of June 30, 2016 and September 30, 2015

(Unaudited)

	June 30, 2016	September 30, 2015
Assets
Current Assets
Cash and Cash Equivalents	$132,163	$1,428,014
Prepaid Expenses and Other Current Assets	109,033	53,883
Total Current Assets	241,195	1,481,897
Property and Equipment, Net of Depreciation	33,131	70,515
Oil and Natural Gas Properties, Full Cost Method of Accounting
Unproved Properties	4,431,626	5,557,183
Total Non-Current Assets	4,464,757	5,627,698
Total Assets	$4,705,953	$7,109,595
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$540,444	$178,649
Related Party Payable	242,974	263,397
Accrued Expenses and Other Payables	1,352,929	1,313,415
Accrued Interest Payable	691,943	384,531
Notes Payable	55,941	4,988
Convertible Promissory Notes Payable	22,266	—
Stock Payable	11,605	—
Loan from Related-Party	8,340 ,000	7,955,000
Total Current Liabilities	11,258,101	10,099,980
Total Liabilities	11,258,101	10,099,980
Stockholders’ Deficit
Preferred Stock; par value ($0.001);	—	—
Authorized 50,000,000 shares; none issued or outstanding
Common Stock; par value ($0.001);	680,512	670,391
Authorized 975,000,000 shares; 680,512,225 and 670,391,392 issued and outstanding, respectively
Additional Paid-in-Capital – Stock To Be Issued	—	230,000
Additional Paid-in-Capital	25,650,058	24,460,484
Accumulated Deficit	(32,882,718)	(28,351,260)
Total Stockholders’ Deficit	(6,552,148)	(2,990,385)
Total Liabilities and Stockholders’ Deficit	$4,705,953	$7,109,595

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Operations

For the Three and Nine Months Ended June 30, 2016 and 2015

(Unaudited)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the nine months ended June 30, 2016	For the nine months ended June 30, 2015
Revenues	$—	$—	$—	$—
Impairment of Oil and Natural Gas Properties	2,890,678	—	2,890,678	93,052
General & Administrative Expenses	296,777	756,911	1,306,381	2,334,765
Net Loss from Operations	(3,187,455)	(756,911)	(4,197,059)	(2,427,817)
Other Income/(Expenses):
Interest Income	—	—	—	965
Interest Expense	(127,656)	(82,876)	(334,399)	(249,772)
Net Loss Before Income Taxes	(3,315,111)	(839,787)	(4,531,458)	(2,676,574)
Provision for Income Taxes	—	—	—	—
Net Loss	$(3,315,111)	$(839,787)	$(4,531,458)	$(2,676,574)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	680,512,225	661,019,557	677,604,919	660,877,111

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended June 30, 2016 and 2015

(Unaudited)

	For the nine months ended June 30, 2016	For the nine months ended June 30, 2015
OPERATING ACTIVITIES
Net Loss	$(4,531,458)	$(2,676,574)
Adjustments to Reconcile Net Loss to Cash used in Operating Activities:
Impairment of Oil and Natural Gas Properties	2,890,678	93,052
Depreciation	37,384	38,818
Stock Based Compensation	257,898	305,483
Stock Issued for Services	—	119,650
Debt Discount Amortization	22,266	—
Changes in Operating Assets and Liabilities
Decrease in Prepaid Expenses	185,698	162,111
Increase in Accounts Payable and Stock Payable	101,482	114,875
Increase in Related Party Payable	49,577	(39,405)
Increase in Accrued Interest	307,412	244,941
Increase/(Decrease) in Accrued Liabilities	39,514	(1,450,000)
Net Cash used in Operating Activities	(639,549)	(3,087,049)

INVESTING ACTIVITIES
Lease Collateral and Deposits	—	119,760
Proceeds from Sale of Working Interest	400,000	—
Leases Purchased	(505,945)	(1,148,302)
Exploration Costs	(1,062,461)	(2,916,627)
Purchase of Equipment	—	(14,478)
Net Cash used in Investing Activities	(1,168,406)	(3,959,647)

FINANCING ACTIVITIES
Restricted Cash	—	1,500,077
Proceeds from Stock Issuance	—	500,000
Proceeds from Related Party Loans	487,000	1,000,000
Payments on Note Payable	(189,896)	(168,300)
Proceeds from Convertible Promissory Notes and Warrants	215,000	—
Net Cash provided by Financing Activities	512,104	2,831,777

Net Decrease in Cash	(1,295,851)	(4,214,919)
Beginning Cash Balance	1,428,014	4,410,302
Ending Cash Balance	$132,163	$195,383

Supplemental Schedule of Cash Flow Activities
Cash Paid for Interest	$4,722	$4,678
Non-Cash Financing and Investing Activities
Capital Expenditures Included in Accounts Payable	$260,313	$116,506
Prepaid Asset Financed by Note Payable	$240,848	$233,421
Related Party Payable Settled through Issuance of Bridge Financing Notes	$70,000	$—
Capital Expenditures Included in Stock Payable	$11,605	$—
Stock Based Compensation Capitalized to Unproved Properties	$324,797	$337,893

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

 June 30, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company,” “GulfSlope,” “our” and words of similar import), a Delaware corporation, is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico (“GOM”) federal waters offshore Louisiana in less than 800 feet of water depth. The Company currently has under lease 17 federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases” in this Report) and has licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

Since March 2013, we have been singularly focused on identifying and acquiring high-potential oil and gas prospects. We have licensed 3-D seismic data covering approximately 2.2 million acres and have evaluated this data using advanced interpretation technologies. As a result of these analyses, we have identified and acquired leases on 16 prospects that we believe may contain economically recoverable hydrocarbon deposits, and we plan to continue to conduct more refined analyses of our prospects as well as target additional lease and property acquisitions. The analyses of both existing and potential prospects is a continuous process that often results in the high-grading, adding, and/or deleting of certain prospects within an overall exploration portfolio.

Our activities have been focused exclusively in the shelf area of the Gulf of Mexico. We have given preference to areas with water depths of 800 feet or less where production infrastructure already exists, which we believe will allow for any discoveries to be developed faster and less expensively with the goal to reduce economic risk while increasing returns. As of June 30, 2016, we have no production or proved reserves. We expect that any drilling activities on our prospects will commence during 2017.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The condensed financial statements included herein are unaudited. However, these condensed financial statements include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

Liquidity/Going Concern

The Company has incurred accumulated losses as of June 30, 2016 of $32,882,718. Further losses are anticipated in developing our business. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. As of June 30, 2016, we had $132,163 of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $3 million to meet its obligations and planned expenditures through August 2017. The Company plans to finance its operations through the issuance of equity and debt, joint ventures including farm-outs, or further sales of working interests in prospects. Our policy has been to periodically raise funds through sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management and other related parties. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining adequate financing, operations would need to be curtailed or ceased, including those associated with being a public reporting company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The costs of unproved properties and related capitalized costs are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. Capitalized costs that are directly associated with unproved properties acquired by the Company during the current quarter are included in the full cost pool. As of June 30, 2016, the Company had no proved reserves.

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve-month period. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depreciation, depletion and amortization rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling. Our unproved properties are assessed periodically to ascertain whether an impairment has occurred. See note 3 for June 30, 2016 for impairment of capitalized costs discussion.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. See note 3 for proceeds received for the quarter ended June 30, 2016.

Basic and Dilutive Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding for the period (denominator). Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants, and restricted stock. The number of potential common shares outstanding relating to stock options, warrants, and restricted stock is computed using the treasury stock method.

As the Company has incurred losses for the nine months ended June 30, 2016 and 2015, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of June 30, 2016 and 2015, there were 81,885,606 and 54,125,467 potentially dilutive shares, respectively.

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

In August 2014, the FASB issued Accounting Standard Update No. 2014-15 (“ASU No. 2014-15”), Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU No. 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early application is permitted. We are currently evaluating the accounting implication and do not believe the adoption of ASU 2014-15 to have material impact on our financial statements, although there may be additional disclosures upon adoption.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted for all organizations. The Company has not yet selected the period during which it will implement this pronouncement, and it is currently evaluating the impact the adoption of ASU 2016-02 will have on its financial statements.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either liability or equity, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force) (“ASU 2016-06”), which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts and requires that an entity assess the embedded call (put) options solely in accordance with the four-step decision sequence in ASC 815. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact the adoption of ASU 2016-06 will have on its financial statements.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statements.

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

In March 2014, the Company was awarded 21 blocks in the Central Gulf of Mexico Lease Sale 231, conducted by the Bureau of Ocean Energy Management (“BOEM”). The Company paid total consideration of $8,126,972 for the leases and the first year lease rental payments. In March 2015, the Company was awarded two blocks in the Central Gulf of Mexico Lease Sale 235 and paid total consideration of $340,547 for the leases and the first year lease rental payments. During the quarter ended June 30, 2016, the Company relinquished six of the lease blocks acquired in 2014. The relinquished leases are Ewing Bank 904 and 945, Garden Banks 173, Eugene Island 395, Vermilion 393 and South Marsh Island 187. The capitalized lease costs of $2,610,678 associated with these blocks were deducted as impairment of oil and natural gas properties. The Company also deducted $280,000 as an impairment of certain capitalized exploration costs that were directly allocable to the relinquished blocks, for a total impairment deduction of $2,890,678.

During the period October 1, 2014 to September 30, 2015, the Company incurred $3,231,780 in consulting fees and salaries and benefits associated with full-time geoscientists, and $921,124 associated with technological infrastructure, third party hosting services and seismic data. The Company capitalized these G&G costs because the Company acquired specific unevaluated properties related to these costs during the period. For the year ended September 30, 2015, $93,052 of these G&G costs were specifically related to properties that were not yet acquired and thus, were subject to the ceiling limitation test and immediately impaired.

During the period October 1, 2015 to June 30, 2016, the Company incurred $1,221,648 in consulting fees and salaries and benefits associated with full-time geoscientists, and $437,527 associated with technological infrastructure, third party hosting services and seismic data. The Company capitalized these G&G costs because the Company owned the specific properties related to these costs during this period. During the quarter ended June 30, 2016 the Company impaired $280,000 of capitalized exploration costs directly allocable to the relinquished leases.

In May 2016, the Company entered into a letter of intent (the “LOI”) with Texas South Energy, Inc. (“Texas South”) that sets out the terms and conditions of a proposed farm-out arrangement (the “Farm-out”) to develop two shallow-depth oil and gas prospects located on offshore Gulf of Mexico blocks currently leased by the Company. Through June 30, 2016 the Company received $400,000 under the terms of the LOI. In accordance with full cost requirements, the Company recorded the proceeds from the transaction as an adjustment to the capitalized costs of its oil & gas properties with no gain or loss recognition. The LOI was subsequently amended (see Note 9).

These above capitalized exploration costs net of accumulated impairment amounts, when added to our lease acquisition costs net of the sale of the working interests and impairment amounts, result in $4,431,626, which is the amount of unproved oil and natural gas properties on the Company’s condensed balance sheet at June 30, 2016.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April through September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current chief executive officer. The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, John Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock, which shares were issued in July 2013. In June of 2014, the Company entered into a promissory note whereby it borrowed a total of $1,160,000 from Mr. Seitz. The note is not convertible, due on demand and bears interest at a rate of 5% per annum. Additionally, during June through August 2015, the Company entered into promissory notes with John Seitz whereby it borrowed a total of $1,250,000. The notes are not convertible, due on demand and bear interest at the rate of 5% per annum. During the quarter ended March 2016, the Company executed promissory notes totaling $126,000 with Mr. Seitz. These notes are due on demand, bear interest at the rate of 5% per annum, and the principal amount is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by investors. During the quarter ended June 30, 2016 the Company borrowed a total of $237,000 evidenced by promissory notes due on demand and bearing interest at the rate of 5% per annum. As of June 30, 2016 the total amount owed to John Seitz, our CEO, is $8,073,000. There was a total of $678,999 of unpaid interest associated with these loans included in accrued liabilities within our balance sheet as of June 30, 2016. Interest expense for the quarter ended June 30, 2016 is $99,543.

In August 2015, the Company entered into promissory notes whereby it borrowed a total of $245,000 from Dr. Ronald Bain, its current president and chief operating officer, and his affiliate ConRon Consulting, Inc. These notes are not convertible, due on demand and bear interest at the rate of 5% per annum. During February 2016, the Company entered into a promissory note for $22,000 with Dr. Bain. This note is due on demand, bears interest at the rate of 5% per annum, and the principal amount is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by investors. As of June 30, 2016, the total amount owed to Dr. Bain and his affiliate was $267,000. There was a total of $11,224 of accrued interest associated with these loans and the Company has recorded interest expense for the same amount. Interest expense for the quarter ended June 30, 2016 is $3,375. Dr. Ronald Bain also entered into a $92,000 convertible promissory note with associated warrants (“Bridge Financing”) under the same terms received by other investors (see Note 5).

During March 2016, the Company entered into a promissory note for a total of $80,000 with the Morris Family Partnership, L.P., an affiliate of Mr. Paul Morris, a director of the Company. The note is due on demand and bears interest at the rate of 5% per annum and the principal amount is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by investors. The $80,000 promissory note was converted into the Bridge Financing (see Note 5).

Domenica Seitz, CPA, related to John Seitz, has provided accounting consulting services to the Company. During the three month period ended June 30, 2016, services provided were valued at $14,880 based on market-competitive salaries, time devoted and professional rates. The Company has accrued these amounts, and they are reflected in the June 30, 2016 condensed financial statements.

John Seitz has not received a salary since May 31, 2013, the date he commenced serving as our chief executive officer and accordingly, no amount has been accrued on our financial statements. Prior to serving as Chief Executive Officer, John Seitz served as a Company consultant and the Company accrued and subsequently paid $120,000 of consulting compensation owed to Mr. Seitz. As of June 30, 2016, Mr. Seitz beneficially owns 247,951,162 shares of the Company’s common stock (includes shares issuable upon conversion of the principal amount plus accrued interest of convertible notes held by Mr. Seitz). The Company recognizes that his level of stock ownership significantly aligns his interests with shareholders’ interests. From time to time, the Compensation Committee may consider compensation arrangements for Mr. Seitz given his continuing contributions and leadership.

NOTE 5 – BRIDGE FINANCING – Convertible Promissory Notes WITH ASSOCIATED WARRANTS

On June 10, 2016, the Company issued eight convertible promissory notes with associated warrants in a private placement to accredited investors for total gross proceeds of $387,000. Two of the notes were to related parties for proceeds totaling $172,000, including the extinguishment of $70,000 worth of related party payables. The convertible notes have a maturity of one year, bear an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. In addition to the convertible notes, the investors received 12.9 million warrants (5.7 million to the above mentioned related parties) with an exercise price of $0.03 and a term of the earlier of three years or upon a change of control. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible notes and warrants based on their relative fair values. This resulted in an allocation of $231,239 to the warrants and $155,761 to the convertible notes. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible notes to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $155,761. Accordingly, at June 10, 2016, the debt discount associated with these notes was $387,000. Such discount will be amortized using the effective interest rate method over the term (one year) of the convertible notes. For the three months ended June 30, 2016 amortization of this discount totaled $22,266 and is included in interest expense in the statement of operations.

NOTE 6 – COMMON STOCK/PAID IN CAPITAL

In September 2014, the Company awarded 3,030,000 shares of restricted stock to six employees under the Company’s 2014 Omnibus Incentive Plan, one-half of which vested in September 2015 and the remaining half vests in September 2016. As of June 30, 2016 there was $87,600 of unrecognized stock-based compensation cost related to restricted stock grants that is expected to be expensed over a period of three months.

In March 2016, the Company issued 520,273 shares of common stock to one vendor as consideration for services rendered in the ordinary course of business.

As discussed in Note 5, during the three months ended June 30, 2016, the Company issued 12.9 million warrants in conjunction with convertible notes payable. The warrants have an exercise price of $0.03 and a term of the earlier of 3 years or upon a change of control. Based upon the allocation of proceeds between the convertible notes payable and the warrants, approximately $231,239 was allocated to the warrants.

The fair value of the warrants were determined using the Black Scholes valuation model with the following key assumptions:

Stock Price:	$0.054
Exercise Price:	$0.03
Term:	3 years
Risk Free Rate:	.87%
Volatility:	135%

NOTE 7– STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $174,650 and $582,694 in stock-based compensation during the three and nine months ended June 30, 2016, and $212,639 and $643,376 in stock-based compensation during the three and nine months ended June 30, 2015, respectively. A portion of these costs, $99,050 and $112,449, were capitalized to unproved properties and the remainder were recorded as general and administrative expenses for the three months ended June 30, 2016 and 2015, respectively. For the nine months ended June 30, 2016 and 2015, $324,797 and $337,893, respectively, were capitalized to unproved properties.

The following table summarizes the Company’s stock option activity during the three months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at September 30, 2015	2,000,000	0.12
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2016	2,000,000	$0.12	3.06
Vested	2,000,000	$0.12	3.06
Exercisable at June 30, 2016	2,000,000	—	—

As of June 30, 2016 there was no unrecognized stock-based compensation cost related to the stock option grant. There was no intrinsic value for options outstanding as of June 30, 2016.

NOTE 8– COMMITMENTS AND CONTINGENCIES

In March 2013, the Company licensed certain seismic data pursuant to two agreements. With respect to the first agreement, as of September 30, 2015, the Company has paid $6,135,500 in cash, with no additional amount due. With respect to the second agreement, as June 30, 2016, the Company has paid $3,009,195 in cash and is obligated to pay $1,003,065 in 2016.

In May 2014, the Company entered into an agreement with a seismic data reprocessing company in which the Company agreed to purchase reprocessing services, of which $1.5 million would be paid in cash and the remaining amount by the issuance of two million shares of our common stock using the valuation of $0.75 per share. As of June 30, 2016, the value of services provided was approximately $1,146,000. 50% of this amount was paid or payable in cash and 50% was paid or payable in stock.

In October 2015, the Company purchased a directors and officers’ insurance policy for $259,936 and financed $235,861 of the premium by executing a note payable. The balance of the note payable at June 30, 2016 is $47,881. In May 2016 the Company purchased liability insurance and financed $8,850 of the premium by executing a note payable. At June 30, 2016 the balance of the note payable is $8,060.

NOTE 9 – SUBSEQUENT EVENTS

As of August 12, 2016, the Company has sold an additional $300,000 of convertible promissory notes pursuant to the Bridge Financing (See Note 5) for a total of $687,000 sold in 2016.

On August 1 2016, the Company entered into an amended letter of intent (the “Amended LOI”) with Texas South Energy, Inc. (“Texas South”) that sets out the terms and conditions of a proposed farm-out arrangement (the “Farm-out”) to develop certain shallow-depth oil and gas prospects located on offshore Gulf of Mexico blocks currently leased by the Company (the “Shallow Prospects”). The Shallow Prospects are located above 5,100 feet on Vermilion Area, South Addition Block 378 (Canoe Shallow) and Vermilion Area, South Addition Block 375 (Selectron Shallow). Texas South will be assigned an 87.5% working interest in the Shallow Prospects in exchange for (i) cash payments of $400,000, (ii) the assumption of annual rental obligations of $63,147, and (iii) funding the costs for the drilling of two shallow wells to be commenced no later than December 31, 2017. Texas South has paid the Company $400,000. The Company will operate the drilling of the first two wells. The Amended LOI does not include the Company’s deeper prospects located on the same blocks. Also included in the LOI is an agreement on four blocks (Eugene Island 371, Ship Shoal 348, Ewing Bank 870, and Ewing Bank 914) designated as the Proton, Baryon and Alpha prospects. In exchange for aggregate payments of $536,720, and the commitment to carry costs of additional seismic required to bring the prospects to a drill ready state, Texas South will earn a 50% working interest to all depths in each prospect. The Company will remain the operator of record. Consummation of the transactions contemplated by the Amended LOI (the “Closing”) is subject to further negotiation, the execution and delivery by the parties of mutually acceptable definitive agreements (the “Definitive Agreements”) to include a Participation Agreement and the Joint Operating Agreement, and the satisfaction of certain additional conditions. The Company, however, can give no assurance that the Definitive Agreements will be entered into with Texas South, or that, even if the Definitive Agreements are entered into by the parties, that the terms, provisions and conditions of the Definitive Agreements will be consistent with the foregoing description of the proposed Farm-out or that the Closing will occur. The foregoing description of the Amended LOI does not purport to be a complete description of the terms, provisions and conditions of such documents, and represents only a summary of certain of the principal terms, provisions and conditions thereof.

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

Historical Operations

GulfSlope Energy initiated oil and gas operations on March 20, 2013, when we entered into an assignment and assumption agreement pursuant to which we were assigned the exclusive right to license certain seismic data from a geophysical company. We executed a master license agreement with this geophysical company on March 22, 2013, and soon thereafter, we entered into an ordinary course license agreement with a different geophysical company. The seismic data licensed from these two geophysical companies covers approximately 2.2 million acres (440 blocks) located in the federal waters of offshore Gulf of Mexico.

The Company has invested significant technical person hours in the proprietary interpretation and the associated high-end reprocessing of this seismic data. The result of this proprietary interpretation has been the identification of multiple prospects that we believe may have substantial potential hydrocarbon deposits. Based on this analysis, we currently have 17 blocks under lease in the federal waters of Offshore Gulf of Mexico. We believe the proprietary reprocessing and contiguous nature of our licensed 3-D seismic data gives us an advantage over other exploration and production (“E&P”) companies operating in our focus area. We have identified 15 prospects that are covered by our leases and throughout this Report we refer to these acquired leases as our “portfolio.”

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

Through June 30, 2016, we have spent approximately $25.9 million on the acquisition, reprocessing, and interpretation of seismic data associated with our seismic license agreements and these costs were capitalized as oil and gas exploration costs which are subject to periodic ceiling limitation tests for impairment. Approximately $17.9 million of these seismic-related expenses were incurred prior to the leasing of our offshore blocks and $0.3 million was associated with relinquished leases and as a result $18.2 million of these capitalized costs were impaired for accounting purposes. Approximately $7.7 million of our capitalized exploration costs were incurred subsequent to the leasing of our offshore blocks and these expenses have been capitalized. These capitalized exploration costs when added with our lease acquisition costs of $9.8 million and netted with the $10.4 million received from the sale of the working interests, and $2.6 million of impairment from the relinquished leases, results in the $4.43 million reflected as Unproved Oil and Natural Gas Properties on our Condensed Balance Sheet as of June 30, 2016.

We have historically operated our business with working capital deficits and these deficits have historically been funded by equity investments and loans from management. As of June 30, 2016, we had $132,163 of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $3 million to meet its obligations and planned expenditures through August 2017. This does not include any capital expenditures related to exploration drilling costs. The Company plans to finance its operations through the issuance of equity, debt financings or joint ventures. There are no assurances that financing will be available with acceptable terms, if at all.

Current Operations

As a result of the acquisition of our 17 lease blocks and the identification of our 15 currently leased prospects, we intend to cause multiple exploration wells to be drilled in our portfolio. Drilling is expected to commence in 2017 and we anticipate drilling select prospects in our portfolio as the operator of record. As the operator, we are currently focused on pre-drilling operations to include obtaining the necessary regulatory permits, identifying and securing drilling rigs, and hiring additional operations-related personnel.

We anticipate lowering our capital exposure to exploration drilling activities by seeking to enter into one or more partnerships whereby partners will pay some or all, of our portion of exploration drilling costs. In return, we would support the exploration drilling and ownership of the leases with our seismic and geological interpretation targeting the well location. The company began discussions with a number of selected potential partners in calendar fourth quarter of 2014. The precipitous drop in oil prices has forced E&P companies to continuously revise their capital spending plans for 2015 and 2016. We expect that when oil prices stabilize and asset rationalizations and balance sheet recapitalizations have largely been completed, these companies will again be in a position to take on additional drilling opportunities with us. The projected full cycle Finding and Development costs for our prospects in the Gulf of Mexico are relatively low and therefore we believe our prospects compete very well with any exploration projects in the world today. In addition to continuing to identify new exploration opportunities utilizing our extensive 3D seismic and regional geologic datasets, we continue to evaluate other opportunities such as acquisition of producing properties, farm-ins and partnerships for future lease sale participation.

Timely access to capital at acceptable costs has always been a challenge for energy companies, especially for early stage companies, like GulfSlope. The adoption of our business plan was dependent upon achieving a number of milestones:

1)	licensing and reprocessing 3D seismic at attractive costs;
2)	hiring experienced geological and geophysical staff to interpret the data;
3)	identifying large undrilled targets;
4)	acquiring the leases over those targets;
5)	raising sufficient capital to fund those activities; and
6)	attracting industry participation in the drilling of leased prospects.

The Company has had unqualified success in the licensing and reprocessing of the seismic, in the hiring of an extremely talented staff of geoscientists, in identifying and detailing numerous large undrilled prospects on open acreage, and was successful in two lease sales, acquiring 23 lease blocks.

During the quarter ended June 30, 2016, the Company made the decision to drop six of the 23 lease blocks acquired in 2014 and 2015. The relinquished leases are Ewing Bank 904 and 945, Garden Banks 173, Eugene Island 395, Vermilion 393 and South Marsh Island 187. Driving this decision were multiple factors. Much to the industry’s surprise, many new leases including Vermilion 393 were included by the National Oceanic and Atmospheric Administration (“NOAA”) in its recently announced Draft Environmental Impact Statement (“DEIS”) for inclusion in its proposed Flower Garden Banks National Marine Sanctuary (“FGBNMS”) boundary expansion. The Company submitted a formal request to the federal Bureau of Safety and Environmental Enforcement (“BSEE”), for an indefinite lease suspension until NOAA makes a final decision on the proposed expansion. Unfortunately, the Company’s request was denied on the grounds that it was premature to consider the suspension request until such time as NOAA had decided on the final expansion. Given the uncertainty as to whether oil and gas operations could ever be conducted on the lease, and that the lease term would continue to run until the final determination, the Company decided to relinquish this lease. The other relinquished leases were acquired in 2014 and require substantial G&G work to bring them to a drill ready state and given the remaining lease term and the fact that the majority are located in water depths greater than 450 feet, the Company decided to focus its activity on the remaining portfolio.

Falling oil prices throughout 2015 and into 2016 forced E&P companies to drastically curtail spending and reallocate budgets almost on a monthly basis. The higher unit operating costs (per barrel cost to produce oil) for most companies have increased steadily for the past 10 years and the collapse in oil prices was rapid, deep and prolonged, with the result of the price of oil providing little or no margin over operating costs. Company cash flows have been disproportionately affected when compared to the decline in oil price. Industry publications indicate that many companies are currently re-evaluating how they can develop large, high cost conventional resources at low prices.

GulfSlope has identified and leased just such a portfolio of prospects, in the sub salt play on the shelf in the GOM. This is a play with large reserve size targets, running room and attractive risked economic returns, despite the current commodity prices.

The number, the quality and the size of the opportunities in our area of interest exceeded our expectations. However, the challenge in raising capital delayed important steps in the planned seismic reprocessing and technical work.. This effort culminated in the fourth quarter of calendar 2015 with the completion of technical work on 6 prospects, now deemed to be drill ready. We believe the remainder of our portfolio of leased prospects can be upgraded to drill ready with additional proprietary seismic reprocessing and/or licensing of new 3D seismic datasets.

The dramatic cut backs in drilling in North America have had the expected result of decreased production and commodity prices for oil and gas have recently responded by moving higher.

While waiting on the macro environment to improve for potential partners, the Company has taken several specific actions. We have used our extensive 3-D data to take a fresh look under our existing leases at shallow, low risk targets that are above salt and close to existing platforms and infrastructure. These are relatively low cost to drill and tie back to existing platforms. Two such opportunities have been fully mapped. We believe such targets to be attractive economic ventures and offer the opportunity for early production and cash flow. To secure a drilling commitment on several of these shallow targets, in May 2016, the Company signed a LOI with Texas South covering the shallow rights on Vermilion 375 and 378. In exchange for an initial cash payment of $400,000 and an obligation to carry GulfSlope’s drilling costs on two wells, Texas South earns an 87.5% working interest to the depth drilled but no deeper than 5100 feet. The LOI was amended in August 2016 and is subject to completion of definitive documents including a Participation Agreement and Joint Operating Agreement.

GulfSlope will serve as the operator for the drilling of the first two wells. This is an important initial step for the Company as it transitions to an operator in the GOM, allowing the Company to prepare for the drilling of the deeper sub salt targets on its larger portfolio of sub salt prospects. Following the lead of other smaller independent GOM operators, the Company plans to use highly experienced consultants and contractors to conduct its drilling operations.

We continue to evaluate producing properties for acquisition. Many companies have found themselves in a position where asset sales are necessary and we have the full suite of technical skills to fully evaluate such opportunities. We believe funding for attractive acquisitions at the lower end of the commodity price cycle is available.

The Company has been able to sharply reduce its costs until industry activity returns. Seismic reprocessing and technical work required for making drill ready the next tranche of prospects was deferred. Expenses were reduced but essential services have been maintained. In January 2016, salaried compensation was reduced for all employees. This could put us at risk of losing personnel to competitors while we are at reduced spending..

The Company has expanded its scope in seeking partners to include international oil and gas companies for the remaining working interests in the deeper sub salt prospects. Companies are currently reviewing the technical details of the Company’s portfolio through a Virtual Data Room (VDR) set up by the Company. These entities recognize the advantage to be gained from investing at the bottom of the commodity price cycle with a proven team in a stable fiscal regime with extensive existing oil and gas infrastructure.

We continue to evaluate multiple paths to secure financing. These may include further sale of equity and debt, and the further sale of working interests in prospects. This coupled with the reduced spend by the Company should enable us to be in place with the team and the opportunities that industry will once again be seeking when capital spending rebounds with the recovering oil price.

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

The costs of unproved properties and related capitalized costs are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. As of June 30, 2016, the Company had no proved reserves, but has acquired unproved properties. As a result, the geological and geophysical costs incurred during the three months ended June 30, 2016, were properly excluded from the amortization base.

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve-month period. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depreciation, depletion and amortization rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling. Our unproved properties are assessed periodically to determine whether an impairment has occurred.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

No revenue was recorded during the three months ended June 30, 2016 and 2015. General and administrative expenses were approximately $0.3 and $0.8 million for the three months ended June 30, 2016 and 2015, respectively. The decrease was primarily due to a decrease in salary, marketing, legal and consulting fees for the three months ended June 30, 2016. We incurred $2.9 million of impairment of capitalized exploration costs for the three months ended June 30, 2016 compared to approximately $0.09 million for the three months ended June 30, 2015. This was primarily due to the relinquishment of six oil & gas leases during the quarter ended June 30, 2016. Interest expense was $0.12 million and $0.08 million for the three months ended June 30, 2016 and 2015, respectively. The difference is primarily due to the increase in the loan from related party and the Bridge Financing notes.

Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015

No revenue was recorded during the nine months ended June 30, 2016 and 2015. We incurred $2.9 million of impairment of capitalized exploration and lease costs and $0.09 million of impairment of capitalized exploration costs for the nine months ended June 30, 2016 and 2015, respectively. The 2016 impairment was the result of the relinquishment of six oil and gas lease blocks. General and administrative expenses were approximately $1.3 million for the nine months ended June 30, 2016, compared to approximately $2.3 million for the nine months ended June 30, 2015. This decrease was primarily due to a decrease in salaries, legal, marketing, consulting and travel expenses. Interest expense was $0.3 million and $0.2 million for the nine months ended June 30, 2016 and 2015, respectively. The difference is primarily due to the increase in loan from related party and the Bridge Financing notes.

Liquidity and Capital Resources

As of June 30, 2016, we had $132,163 of cash on hand. The Company estimates that it will need to raise a minimum of $3 million to meet its obligations and planned expenditures through August 2017. The Company plans to finance its operations through the issuance of equity and debt, joint ventures including farm-outs, or further sales of working interests in prospects. Our policy has been to periodically raise funds through sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining adequate financing, operations would need to be curtailed or ceased, including those associated with being a public reporting company. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred losses from inception to June 30, 2016 of $32,882,718. Further losses are anticipated in developing our business. As of June 30, 2016, we had $132,163 of cash on hand. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended June 30, 2016 the Company used approximately $0.7 million of net cash in operating activities, compared with $3.1 million of net cash used in operating activities for the nine months ended June 30, 2015, primarily due to reduced salary, marketing and legal and consulting expense. For the nine months ended June 30, 2016 we used approximately $1.2 million of cash in investing activities, compared with using $4.0 million of cash in investing activities for the nine months ended June 30, 2015, primarily due to a reduction of exploration costs, lease acquisition and lease rental costs as well as the sale of a working interest in 2016. For the nine months ended June 30, 2016 we received approximately $0.6 million of cash from financing activities primarily due to the issuance of related party notes and the sale of convertible promissory notes. For the nine months ended June 30, 2015 we received approximately $2.8 million in financing activities, primarily due to the issuance of related party notes, proceeds from the sale of stock and the release of restrictions on restricted cash.

We will need to raise additional funds to cover expenditures planned after August 2016, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

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

At June 30, 2016, we had approximately $8.7 million of debt outstanding. All debt outstanding is fixed-rate debt with a weighted average interest rate of 5.13%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold convertible promissory notes (the “Notes”) in a private placement to accredited investors for gross proceeds of $387,000 during the quarter ended June 30, 2016. The Notes mature in 12 months, bear an annual interest rate of 8% and may be converted at any time into common stock of the Company (the “Common Stock”) at $0.025 per share. In the event the Company consummates a subsequent equity financing pursuant to which it sells shares of its common or preferred stock (the “Capital Stock”) in an amount not less than $3,000,000 (a “Qualified Financing”), then the Notes will automatically convert into the Capital Stock. The Notes will be senior in right of payment to certain existing promissory notes issued to John N. Seitz. The Proceeds from the sale of the Notes will be used for general corporate purposes. The offer and sale of the securities described above were made without registration under the Securities Act, and the applicable securities laws of certain states, in reliance upon exemptions provided by Section 4(a)(2) and Regulation D under the Securities Act and in reliance upon similar exemptions under applicable state laws with regard to the offer and sale of securities that are made solely to “accredited investors,” as that term is defined under Rule 501(a) of Regulation D, and do not involve any general solicitation.

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

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	08/15/2016	By:	/s/John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	08/15/2016	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer, and Chief Accounting Officer