Form 10-K
period 2016-09-30
GULFSLOPE ENERGY, INC.
filed 2016-12-27
CIK 1341726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

The market value of the voting stock held by non-affiliates was $16,913,975 based on 422,849,382 shares held by non-affiliates. These computations are based upon the closing sales price of $0.04 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) on March 31, 2016.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of December 27, 2016
Common Stock, $0.001 par value per share	682,402,225

Documents incorporated by reference: None

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In this Annual Report, references to “GulfSlope Energy,” “GulfSlope,” the “Company,” “we,” “us,” and “our” refer to GulfSlope Energy, Inc., the Registrant.

This Annual Report on Form 10-K (this “Annual Report” or this “Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Annual report are forward looking statements, including, without limitation, statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. These forward-looking statements may be, but are not always, identified by their use of terms and phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” “could” and “potential,” and similar terms and phrases, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the risks described under the “Risk Factors” section of this Annual Report and other sections of this report, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Annual Report. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

ITEM 1. BUSINESS

Business Development

General

GulfSlope Energy, Inc. (the “Company,” “GulfSlope,” “our” and words of similar import), a Delaware corporation, is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico (“GOM”) federal waters offshore Louisiana in less than 450 feet of water depth. The Company currently has under lease 17 federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases” in this Report) and has licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

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

Our activities have been focused exclusively in the shelf area of the Gulf of Mexico. We have given preference to areas where production infrastructure already exists, which we believe will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns. As of September 30, 2016, we have no production or proved reserves. We expect that any drilling activities on our prospects will commence no earlier than mid-2017.

Competitive Advantages

Experienced management and technical team. Our management and technical teams have significant experience in finding and developing oil and natural gas. Our team has a track record of discovering and developing multi-billion dollar projects worldwide. Our management team is led by John N. Seitz and Ronald A. Bain, who have over 80 years of combined industry experience exploring, discovering, and developing oil and natural gas. We successfully deployed a technical team with over 150 years of combined industry experience exploring for and developing oil and natural gas in the development and execution of our technical strategy. We believe the application of advanced geophysical techniques on a specific geographic area with unique geologic features such as conventional reservoirs whose trapping configurations have been obscured by overlying salt layers distinguishes us from most exploration and production (“E&P”) companies today.

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

Industry leading position in our area of concentration. As a result of interpreting our 3-D seismic data, we have leased 17 blocks which makes us one of the largest lease holders in our area of concentration. We believe the proprietary reprocessing and contiguous nature of our licensed 3-D seismic data gives us an advantage over other E&P companies operating in our focus area.  We will continue to identify additional leasing opportunities in our focus area that would further enhance our exploration drilling portfolio.

Efficient capital utilization. Our strategy has been to maximize efficiency of our capital utilization by obtaining and reprocessing 3-D seismic data in areas we believe offer significant opportunities at low entry costs. Substantially all of our capital deployed since March 2013 has been for the acquisition of leases in the Gulf of Mexico, licensing of seismic data, expenses related to the salaries of the technical staff who interpret the data, acquisition of the workstation hardware and software used to interpret that data, and the leasing of required office space. We have licensed our 3-D seismic data covering approximately 2.2 million acres on what we believe to be favorable terms.

Technical Strategy

We believe that a major obstacle to identifying potential hydrocarbon accumulations globally has been the inability of seismic technology to accurately image the geologic formations as a result of complex subsurface stratigraphy and structure. Certain subsurface layers can highly distort the seismic ray paths, potentially causing a misinterpretation of the underlying geology. Thus, we believe that the opportunity exists for a technology-driven petroleum exploration company to extensively apply the most advanced seismic technologies possible, with the goal of achieving higher commercial discovery rates for exploratory wells, and their subsequent appraisal and development, potentially having a positive impact on returns on invested capital. These tools and techniques have been proven to be effective in deep water exploration and production worldwide, and we have chosen to use them in an area of the shallower waters of the GOM where industry activity has been absent for over 20 years.

Our technical approach to exploration and development is to deploy a team of highly experienced geoscientists who have current and extensive understanding of the geology and geophysics of the petroleum system within our focus area, thereby decreasing the traditional timing and execution risks of advancing up a learning curve. For data purchases, re-processing and interpretation, our technical staff has prioritized specific geographic areas, with the goal to optimize initial capital outlays.

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

Lease and Acquisition Strategy

Our prospect identification and analytical approach is based on a thorough understanding of the geologic trends within our focus areas. Exploration efforts have been focused in areas where lease acquisition opportunities are readily available. We entered into two master 3-D license agreements, together covering approximately 2.2 million acres and we have completed advanced processing on select areas within this licensed seismic area exceeding 1 million acres. We can expand this coverage and perform further advanced processing, both with currently licensed seismic data and seismic data to be acquired. We have sought to acquire and reprocess the highest resolution data available in the potential prospect’s direct vicinity. This includes advanced imaging information to further our understanding of a particular reservoir’s characteristics, including both trapping mechanics and fluid migration patterns. Reprocessing is accomplished through a series of model building steps that incorporate the geometry of the geology to optimize the final image. Our integration of existing geologic understanding and enhanced seismic interpretation provides us with unique perspectives on existing producing areas and underexplored formations prospective for hydrocarbon production.

We currently hold the leases for 17 GOM blocks and we will evaluate additional sources of growth opportunities with companies that hold active leases in our focus area. Our leases have a five-year primary term, expiring between 2019 and 2020. Additional prospective acreage can be obtained through lease sales, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic acquisition, processing, and/or interpretation may become highly advantageous, in order to more precisely define the most optimal drillable location(s), particularly for development of discoveries.

Drilling and other Exploratory and Development Strategies

With our success in the leasing of our targeted prospects, our plan is to partner with other entities to include oil and gas companies and/or financial investors. Our goal is to diversify risk and minimize capital exposure to exploration drilling costs. We expect a portion of our exploration costs to be paid by our partners through these transactions, in return for our delivery of an identified prospect on acreage we control. Such arrangements are a commonly accepted industry method of proportionately recouping pre-drill cost outlays for seismic, land, and associated interpretation expenses. We cannot assure you, however, that we will be able to enter into any such arrangements on satisfactory terms. In any drilling, we expect that our retained working interest will be adjusted based upon factors such as geologic risk and well cost. Early monetization of a discovered asset or a portion of a discovered asset is an option for the Company as a means to fund development or additional exploration projects as an alternative to potential equity or debt offerings. However, if a reasonable value were not received from the market at the discovery stage, then we may elect to retain (subject to lease terms) the discovery asset undeveloped, until a reasonable offer is received in line with our perceived market value, or we may elect to seek development partners on a promoted basis in order to substantially reduce capital development requirements. We may also evaluate and seek to acquire producing properties that have a strategic relationship to our focus area.

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

Typically, there is a significant chance that exploratory wells will result in non-producing dry holes, leaving investors with the cost of seismic data and a dry well, which can total millions of dollars. Even if oil or gas is produced from a particular well, there is always the possibility that treatment, at additional cost, may be required to make production commercially viable. Further, production profiles decline over time. In summary, oil and gas exploration and production is an industry with high risks and high entry barriers.

Oil and gas prices determine the commercial feasibility of a project. Certain projects may become feasible with higher prices or, conversely, may falter with lower prices. Volatility in the price of oil, gas and other commodities has increased and is likely to continue in the future. Beginning in late 2014, a significant decline in oil prices occurred and has continued into 2016, complicating the assessment of the commercial viability of certain oil and gas projects. Most governments have enforced strict regulations to uphold high standards of environmental awareness; thus, holding companies to a high degree of responsibility vis-а-vis protecting the environment. Aside from such environmental factors, oil and gas drilling is often conducted near populated areas. For a company to be successful in its drilling endeavors, working relationships with local communities are crucial to promote business strategies and to avoid the repercussions of disputes that might arise over local business operations. At this time, the Company does not have any production or proved oil or gas reserves.

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

Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and natural gas industry and its individual members.  The Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”) regulations, pursuant to the Outer Continental Shelf Lands Act (“OCSLA”), apply to our operations on Federal leases in the Gulf of Mexico. The Federal Trade Commission, the Federal Energy Regulatory Commission (“FERC”), and the Commodity Futures Trading Commission (“CFTC”) hold statutory authority to monitor certain segments of the physical and futures energy commodities markets.  These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our future physical sales of crude oil or other energy commodities, and any related hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority.

These departments and agencies have authority to grant and suspend operations, and have authority to levy substantial penalties for non-compliance.  Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations and financial condition.

On April 22, 2010, the Deepwater Horizon, a semi-submersible deep water drilling rig operating in the U.S. Gulf of Mexico, sank after a blowout and fire resulting in a significant flow of hydrocarbons from the BP Macondo well. Subsequent to the Deepwater Horizon incident, the Bureau of Ocean Energy Management (“BOEM”) issued a series of Notice to Lessees (“NTLs”) imposing new regulatory requirements and permitting procedures for new wells to be drilled in federal waters of the outer continental shelf (“OCS”). These new regulatory requirements include the following:

●	the Environmental NTL, which imposes new and more stringent requirements for documenting the environmental impacts potentially associated with the drilling of a new offshore well and significantly increases oil spill response requirements;

●	the Compliance and Review NTL, which imposes requirements for operators to secure independent reviews of well design, construction and flow intervention processes and also requires certifications of compliance from senior corporate officers;

●	the Drilling Safety Rule, which prescribes tighter cementing and casing practices, imposes standards for the use of drilling fluids to maintain well bore integrity and stiffens oversight requirements relating to blowout preventers and their components, including shear and pipe rams; and

●	the Workplace Safety Rule, which requires operators to employ a comprehensive safety and environmental management system (“SEMS”) to reduce human and organizational errors as root causes of work-related accidents and offshore spills and to have their SEMS periodically audited by an independent third party auditor approved by the Bureau of Safety & Environmental Enforcement (“BSEE”).

Since the adoption of these new regulatory requirements, the BSEE has been taking much longer to review and approve permits for new wells than was common prior to the Deepwater Horizon incident. The new rules also increase the cost of preparing each permit application and will increase the cost of each new well, particularly for wells drilled in deeper waters on the OCS.

Hurricanes in the Gulf of Mexico can have a significant impact on oil and gas operations on the OCS.  The effects from past hurricanes have included structural damage to fixed production facilities, semi-submersibles and jack-up drilling rigs.  The BOEM and the BSEE continue to be concerned about the loss of these facilities and rigs as well as the potential for catastrophic damage to key infrastructure and the resultant pollution from future storms.  In an effort to reduce the potential for future damage, the BOEM and the BSEE have periodically issued guidance aimed at improving platform survivability by taking into account environmental and oceanic conditions in the design of platforms and related structures.

The BOEM, BSEE and Office of Natural Resources Revenue are expected to continue to issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, and other regulatory agencies could potentially issue new safety and environmental guidelines or regulations in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. We are monitoring legislation and regulatory developments; however, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation.

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

Air Emissions and Climate Change.  Air emissions from our operations are subject to the Federal Clean Air Act (“CAA”) and comparable state and local requirements.  We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.  In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources.

Moreover, the U.S. Congress and the EPA, in addition to some state and regional efforts, have in recent years considered legislation or regulations to reduce emissions of greenhouse gases.  These efforts have included consideration of cap-and-trade programs, carbon taxes, and greenhouse gas monitoring and reporting programs.  In the absence of federal greenhouse gas limitations, the EPA has determined that greenhouse gas emissions present a danger to public health and the environment, and it has adopted regulations that, among other things, restrict emissions of greenhouse gases under existing provisions of the CAA and may require the installation of control technologies to limit emissions of greenhouse gases.  These regulations would apply to any new or significantly modified facilities that we construct in the future that would otherwise emit large volumes of greenhouse gases together with other criteria pollutants.  Also, certain of our operations are subject to EPA rules requiring the monitoring and annual reporting of greenhouse gas emissions from specified offshore production sources.

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

Offshore Drilling. In 2011, the U.S. Department of Interior issued new rules designed to improve drilling and workplace safety in the U.S. Gulf of Mexico, and various congressional committees began pursuing legislation to regulate drilling activities and increase liability. The Bureau of Ocean Energy Management, BSEE and Office of Natural Resources Revenue are expected to continue to issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, and other regulatory agencies could potentially issue new safety and environmental guidelines or regulations in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays.  We are monitoring legislation and regulatory developments; however, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation. A prolonged suspension of drilling activity or permitting delays in the U.S. Gulf of Mexico and new regulations and increased liability for companies operating in this sector, whether or not caused by a new incident in the region, could adversely affect the business and planned operations of oil and gas companies.

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

Protected and Endangered Species.  Executive Order 13158, issued in May 2000, directs federal agencies to safeguard existing Marine Protected Areas (“MPAs”) in the United States and establish new MPAs.  The order requires federal agencies to avoid harm to MPAs to the extent permitted by law and to the maximum extent practicable.  It also directs the EPA to propose new regulations under the Clean Water Act to ensure appropriate levels of protection for the marine environment.  This order has the potential to adversely affect our operations by restricting areas in which we may carry out future development and exploration projects and/or causing us to incur increased operating expenses.

Implications of Being an Emerging Growth Company

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. In particular, we have not included all of the executive compensation related information that would be required in this report if we were not an emerging growth company. In addition, for so long as we are an emerging growth company, we will not be required to:

○	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes- Oxley Act;

○	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and

○	submit certain executive compensation matters to shareholder advisory votes, such as “say on pay” and “say on frequency.”

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

Employees

We currently have 9 employees. We utilize consultants, as needed, to perform strategic, technical, operational and administrative functions, and as advisors.

Historical Background

GulfSlope Energy, Inc., a Delaware corporation, is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico (“GOM”) federal waters offshore Louisiana in less than 450 feet of water depth. The Company currently has under lease 17 federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases” in this Report) and has licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

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

We expect our capital outlays and operating expenditures to increase substantially over at least the next several years as we expand our operations. Lease acquisition costs, as well as drilling operations are very expensive, and we will need to raise substantial additional capital, through equity offerings, strategic alliances or debt financing in early calendar 2017.

Our future capital requirements will depend on many factors, including:

●	the number, location, terms and pricing of our anticipated lease acquisitions;

●	our financing of the lease acquisitions and associated bonding;

●	our ability to enter into partnerships and farm-outs with other oil and gas E&P companies and/or financial investors on satisfactory terms;

●	location of any drilling activities, whether onshore or offshore, as well as the depth of any wells to be drilled;

●	cost of additional seismic data to license as well as the reprocessing cost;

●	the scope, rate of progress and cost of any exploration and production activities;

●	oil and natural gas prices;

●	our ability to locate and acquire hydrocarbon reserves;

●	our ability to produce those oil or natural gas reserves;

●	access to oil and gas services and existing pipeline infrastructure;

●	the terms and timing of any drilling and other production-related arrangements that we may enter into;

●	the cost and timing of governmental approvals and/or concessions;

●	the cost, number, and access to qualified industry professionals we employ; and

●	the effects of competition by larger companies operating in the oil and gas industry.

We have planned operating expenditures through December 2017 of approximately $4 million, which includes $0.6 million of gross lease rentals to the BOEM, $1 million in seismic data payments and $0.1 million in payments for seismic software licenses, and $2.3 million in exploration costs and general and administrative expenses. We will need to raise funds to cover these and other planned operating expenditures.

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

The report of our auditors on our fiscal 2016 audited financial statements expresses substantial doubt about our ability to continue as a going concern, raising questions as to our continued existence

We have incurred losses since our inception resulting in an accumulated deficit of approximately $33.5 million at September 30, 2016, and we have a net capital deficiency.  Further losses are anticipated as we continue to develop our business.  As a result, in their audit report our independent auditors expressed substantial doubt about our ability to continue as a going concern.  To continue as a going concern, we estimate that we will need approximately $4 million to meet our obligations and planned operating expenditures through December 2017.  These expenditures include lease rentals to the BOEM, general and administrative expenses, and costs associated with IT and seismic acquisition and processing.  In addition, we plan to extend the agreements associated with our loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. We plan to finance our operations through equity and/or debt financings, and farm-out agreements. There are no assurances that financing will be available with acceptable terms, if at all. If we are not successful in obtaining financing, our operations would need to be curtailed or ceased.

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

Our current capital on hand is insufficient to enable us to fully execute our business strategy beyond the first quarter of calendar 2017.  Because we are a company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital.  Our ability to obtain needed financing may be impaired by conditions and instability in the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our leases and prices of oil and natural gas on the commodities markets (which will impact the amount of financing available to us), and/or the loss of key consultants and management. Further, if oil and/or natural gas prices on the commodities markets continue to decrease, then potential revenues, if any, will decrease, which may increase our requirements for capital. Some of the future contractual arrangements governing our operations may require us to maintain minimum capital (both from a legal and practical perspective), and we may lose our contractual rights if we do not have the required minimum capital. If the amount of capital we can raise is not sufficient, we may be required to curtail or cease our operations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at September 30, 2016, we had an accumulated deficit of approximately $33.5 million.  We had no revenues in 2016 and do not anticipate generating revenues in fiscal 2017, or in subsequent periods unless we are successful in discovering economically recoverable oil or gas reserves.  We expect that our operating expenses will increase as we develop our projects.  We expect continued losses in fiscal year 2017, and thereafter until future discoveries are brought online and we begin producing oil and gas.

The majority of our existing debt outstanding is payable on demand.  If we are unable to repay our existing or future debt as it becomes due, we may be unable to continue as a going concern.

As of September 30, 2016, we owed John Seitz, our chief executive officer, a total of $8.07 million in notes, payable on demand and bearing interest at the rate of 5% per annum. Unpaid interest associated with these notes was $782,154 as of September 30, 2016. In addition, approximately 29% of our outstanding common stock is controlled by Mr. Seitz. We remain dependent upon Mr. Seitz for continued financial support while we seek external financing from potential investors.  If demand for immediate payment of some or all of these notes were to occur, it will threaten our ability to continue as a going concern.

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

Our strategy envisions building and expanding our business. If we fail to effectively manage our growth, our financial results will be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems, processes, and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees.  We cannot assure you that we will be able to:

●	expand our systems effectively or efficiently or in a timely manner;

●	optimally allocate our human resources; or

●	identify and hire qualified employees or retain valued employees.

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

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. In addition, the prices we receive for any future production and the levels of any future production and reserves will depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

●	changes in global supply and demand for oil and natural gas by both refineries and end users;

●	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

●	the price and volume of imports of foreign oil and natural gas;

●	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;

●	the level of global oil and gas exploration and production activity;

●	the level of global oil and gas inventories;

●	weather conditions;

●	government policies to discourage use of fuels that emit GHGs and encourage use of alternative energy;

●	technological advances affecting energy consumption;

●	domestic and foreign governmental regulations and taxes;

●	proximity and capacity of oil and gas pipelines and other transportation facilities;

●	the price and availability of competitors’ supplies of oil and gas in captive market areas;

●	the introduction, price and availability of alternative forms of fuel to replace or compete with oil and natural gas;

●	import and export regulations for LNG and/or refined products derived from oil and gas production from the US;

●	speculation in the price of commodities in the commodity futures market;

●	the availability of drilling rigs and completion equipment; and

●	the overall economic environment.

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future. For example, during the period from January 1, 2014 to September 30, 2016, NYMEX West Texas Intermediate oil prices ranged from a high of $107.95 per Bbl to a low of $26.19 per Bbl. Average daily prices for NYMEX Henry Hub gas ranged from a high of $8.15 per MMBtu to a low of $1.49 per MMBtu during the same period.  This near term volatility may affect future prices in 2017 and beyond.  The volatility of the energy markets make it difficult to predict future oil and natural gas price movements with any certainty.

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

Oil and gas operations are subject to national, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground, spill response capabilities, and the discharge of materials into the environment. Oil and gas operations are also subject to national, state, and local laws and regulations, which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Environmental standards imposed by national, state or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we are unlikely to insure against fully due to prohibitive premium costs and other reasons.  To date, we have not been required to spend any amounts on compliance with environmental regulations; however, we may be required to expend substantial sums in the future as we develop projects, and this may affect our ability to begin, maintain, or expand our operations.

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

The failure to timely affect all lease related payments could cause the leases to be terminated by the BOEM.  Net lease rental obligations on our existing prospects are expected to be approximately $0.6 million in fiscal year 2017. Our leases have a five-year primary term, expiring between 2019 and 2020. Each lease may be extended, by drilling a well capable of producing hydrocarbons and submitting a Plan of Production approved by the regulatory authorities.  In addition, the terms of our leases may be extended for an additional three years, provided a well is spud targeting hydrocarbons below 25,000’ “true vertical depth (TVD)” within the primary term of the lease. If we are not successful in raising additional capital, we may be unable to successfully exploit our properties, and we may lose the rights to develop these properties upon the expiration of our leases.

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

Our common stock is traded on the OTC Markets (QB Marketplace Tier), an inter-dealer automated quotation system for equity securities.  During the three calendar months preceding filing of this report, the average daily trading volume of our common stock was approximately 163,000 shares.  As of December 22, 2016, we had 230 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”).  There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.  This situation is attributable to a number of factors, including, but not limited to:

●	we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume; and

●	stock analysts, stock brokers and institutional investors may be risk-averse and reluctant to follow a company such as ours that faces substantial doubt about its ability to continue as a going concern or to purchase or recommend the purchase of our shares until such time as we become more viable.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience and objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

●	the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

The price of our common stock will remain volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results including but not limited to leasing, drilling, and discovery of oil and gas;

●	the price of oil and gas;

●	announcements of developments by us, our strategic partners or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting our Company’s industry;

●	additions or departures of key personnel;

●	sales of our common stock or other securities in the open market;

●	our ability to acquire seismic data and other intellectual property on commercially reasonable terms and to defend such intellectual property from third party claims;

●	litigation; and

●	other events or factors, many of which are beyond our control.

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

We lease 6,111 square feet of office space at our corporate headquarters at 2500 CityWest Blvd., Suite 800, Houston, Texas 77042.  We own office equipment, office furniture, and computer equipment.

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

Fiscal Year Ended September 30, 2016	High Bid	Low Bid

Fourth Quarter	$0.05	$0.03
Third Quarter	$0.07	$0.02
Second Quarter	$0.07	$0.02
First Quarter	$0.06	$0.04

Fiscal Year Ended September 30, 2015	High Bid	Low Bid

Fourth Quarter	$0.10	$0.03
Third Quarter	$0.13	$0.08
Second Quarter	$0.19	$0.09
First Quarter	$0.27	$0.07

Holders

The number of record holders of the Company’s common stock, as of December 22, 2016, is approximately 230.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Effective May 29, 2014, the Company’s stockholders approved and adopted the Company’s 2014 Omnibus Incentive Plan (the “Plan”). The total number of shares that are available for awards under the Plan are 37,500,000 shares.   3,030,000 shares of restricted stock have been awarded under the Plan, as of September 30, 2016.

Equity Compensation Plan Information as of September 30, 2016

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

(1) Represents 2,000,000 options granted to Brady Rodgers, the Company’s Vice President, pursuant to an Option Agreement in October 2013, and which vested in October 2014 and 2015, respectively. See Item 8. Financial Statements and Supplementary Data, Note 6 – Related Party Transactions.

Recent Sales of Unregistered Securities

The Company sold convertible promissory notes (the “Notes”) in a private placement to accredited investors for gross proceeds of $387,000 during the quarter ended June 30, 2016 and $400,000 during the quarter ended September 30, 2016, respectively. The Notes mature in 12 months, bear an annual interest rate of 8% and may be converted at any time into common stock of the Company (the “Common Stock”) at $0.025 per share. In the event the Company consummates a subsequent equity financing pursuant to which it sells shares of its common or preferred stock (the “Capital Stock”) in an amount not less than $3,000,000 (a “Qualified Financing”), then the Notes will automatically convert into the Capital Stock. The Notes will be senior in right of payment to certain existing promissory notes issued to John N. Seitz. The Proceeds from the sale of the Notes will be used for general corporate purposes. The offer and sale of the securities described above were made without registration under the Securities Act, and the applicable securities laws of certain states, in reliance upon exemptions provided by Section 4(a)(2) and Regulation D under the Securities Act and in reliance upon similar exemptions under applicable state laws with regard to the offer and sale of securities that are made solely to “accredited investors,” as that term is defined under Rule 501(a) of Regulation D, and do not involve any general solicitation.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.  The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred.  You should read this management's discussion and analysis of our financial condition and results of operations in conjunction with our historical financial statements included elsewhere in this Annual Report.  In addition to the impact of the matters discussed in “Risk Factors,” our future results could differ materially from our historical results due to a variety of factors, many of which are out of our control.

Overview

GulfSlope Energy, Inc. is an independent oil and natural gas exploration company whose interests are concentrated in the United States, Gulf of Mexico federal waters offshore Louisiana 800 feet or less of water depth.  The Company has leased 17 federal Outer Continental Shelf blocks (referred to as “leases” in this report) and licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

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

In March 2014 and 2015, we competitively bid at the Central Gulf of Mexico Lease Sale 231 and 235 and were awarded 23 blocks.  After evaluating our leasehold position in 2016, we relinquished six lease blocks leaving the company with 17 Outer Continental Shelf blocks and 16 prospects that we believe may contain economically recoverable hydrocarbon deposits.

In September 2015, the Company completed a farm out transaction with Texas South Energy, Inc. (“Texas South”) and received the final $1.8 million, resulting in Texas South acquiring a 20% working interest in the agreed upon Prospects for an aggregate total purchase price of $10 million.  Texas South is obligated to pay its proportionate share of the net annual rental costs related to the prospects.  The Company will be the operator of record.

For much of 2015 and 2016, E&P company budgets have been under severe pressure due to the sharp decline in commodity prices.  The decline in drilling activity in the US for the past year shows the extreme challenge facing upstream companies as they search for oil and gas projects that make economic sense in the new “lower for longer” environment.  We believe this should make our projects more desirable for industry participation, because the large size of our targets, the enhanced risk reduction from our technical efforts and the natural advantages of nearby infrastructure and shallow waters provide an attractive alternative to deep water or unconventional plays. The company has been very selective in its licensing of 3D seismic data, the reprocessing of that data and the resulting interpretation of that data. The company’s drill ready opportunities are located in relatively shallow water (300’to 450’) and at modest drilling depths (15,000’to 24,000’).  Lower costs to drill and develop when combined with the large size of the targets, results in attractive potential economic returns, even with today’s depressed commodity prices.

However, since the lower commodity price environment has forced E&P companies to slash spending, there is less support for exploration projects and our projects may have to compete with those generated internally by our prospective industry partners.  We believe that commodity prices will recover in 2017 as US onshore production continues to decrease from lack of reinvestment, and that the industry turmoil and uncertainty in upstream spending will moderate as companies adjust to the commodity price environment.

The service industry response to this past year’s lower commodity prices and lower drilling activity has been significant.  We expect the cost to drill our Phase I portfolio to be significantly less than it would have been if drilled in 2014.

In 2016, the Company completed the technical work on seven sub-salt prospects and has declared these to be drill ready. The Phase I drilling program consists of six planned test wells and the Company estimates the current cost to drill these wells to be between $120 and $150 million. The recoverable resource potential of the Phase I program is estimated to be 800 mmboe (million barrels oil equivalent) on a gross (100% working interest) and unrisked basis. Additional prospects are expected to be advanced to the drill ready stage through new seismic reprocessing and/or additional seismic acquisition.

As a result of the extensive reprocessing and mapping of its licensed 3D seismic data, the Company has also developed two shallow depth prospects with drilling depths of less than 5,000 feet. The Company is currently in discussions in regards to a farm out of these these prospects and anticipates retaining a carried working interest and operatorship.

The Company has taken the preliminary steps to enable drilling operations to commence in 2017 for both the shallow and Phase I programs and plans to use teams of consultants who are highly experienced in drilling and operations in the GOM. Accordingly, the Company has provided a draft of its Master Service Agreement (MSA) to potential vendors and solicited bids for essential services. The Company is currently evaluating three separate options to bring a high spec jackup drilling rig into the GOM for the Phase I drilling program.

The Company has incurred accumulated losses for the period from inception to September 30, 2016 of approximately $33.5 million, and has a net capital deficiency.  Further losses are anticipated in developing its business.  As a result, the Company’s auditors have expressed substantial doubt about its ability to continue as a going concern.  As of September 30, 2016, the Company had approximately $0.06 million of unrestricted cash on hand.  The Company estimates that it will need to raise a minimum of $4 million to meet its obligations and planned expenditures through December 2017. These expenditures include lease rentals to the BOEM, general and administrative expenses, and costs associated with IT and seismic acquisition and processing.  The Company also plans to extend the agreements associated with loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. The Company plans to finance the Company through best-efforts equity and/or debt financings and farm-out agreements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Accounting Policies

The Company uses the full cost method to account for its oil and gas exploration and development activities as defined by the Securities and Exchange Commission (“SEC”). Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological and geophysical expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized. All costs associated with successful and unsuccessful exploration and development activities are capitalized on a country-by-country basis into a single cost center (“full cost pool”).. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production method (UOP), using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined.  If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted. Gain or loss on the sale or other disposition of oil and natural gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

Proved properties are amortized on a country-by-country basis using the UOP. The UOP calculation multiplies the percentage of estimated proved reserves produced each quarter by the cost of those reserves. The amortization base in the UOP calculation includes the sum of proved property, net of accumulated depreciation, depletion and amortization (DD&A), estimated future development costs (future costs to access and develop proved reserves), and asset retirement costs, less related salvage value.

The capitalized costs of unproved properties are withheld from the amortization calculation until such time as they are either developed or abandoned. Unproved properties and properties under development are reviewed for impairment at least quarterly and are determined through an evaluation considering, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. In countries where a reserve base has not yet been established, impairments are charged to earnings.

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

As of September 30, 2016, the Company’s oil and gas properties consisted of capitalized exploration and acquisition costs for unproved properties and no proved reserves.

Property and equipment are carried at cost.  We assess the carrying value of our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Factors Affecting Comparability of Future Results

Success in Acquiring Oil and Gas Leases or Prospects.  As a result of our 3-D seismic imaging and reprocessing, we currently hold 17 lease blocks in the U.S. Gulf of Mexico which we believe may potentially contain economically recoverable reserves.

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

Results of Operations for the Twelve Months Ended September 30, 2016 compared to September 30, 2015

We had no sales during the twelve month ended September 30, 2016 and September 30, 2015.  Impairment of oil and gas properties and capitalized exploration costs were approximately $2.9 million for the twelve months ended September 30, 2016, and $0.09 million for the twelve months ended September 30, 2015.  The increase of $2.8 million of impairment costs is primarily due to the fact that six lease blocks were relinquished in June of 2016 and related costs were impaired.   General and administrative expenses were approximately $1.7 million for the twelve months ended September 30, 2016, compared to $3.2 million for the twelve months ended September 30, 2015.  The decrease in general and administrative expenses of approximately $1.5 million for the twelve months ended September 30, 2016 compared to the twelve months ended September 30, 2015 was primarily attributed to a decrease in salaries of $0.6 million, stock compensation of $0.1 million, marketing and professional fees of $0.7 million, and travel expense of $0.1 million.

We had a net loss of approximately $5.2 million for the twelve months ended September 30, 2016, compared to a net loss of $3.7 million for the twelve months ended September 30, 2015.  The increase in net loss of approximately $1.5 million was primarily attributable to the aforementioned $2.8 million increase in impairment of oil and natural gas properties, the above described $1.5 million decrease in general and administrative expenses and the approximately $0.2 million increase in interest expense.

The basic loss per share for the twelve months ended September 30, 2016 was $0.01, compared to a net loss per share of $0.01 for the twelve months ended September 30, 2015.

For the twelve months ended September 30, 2016 we used approximately $1.0 million of net cash from operating activities, compared with $3.6 million of net cash used in operating activities for the twelve months ended September 30, 2015. This differential of $2.7 million is primarily due to the approximate $1.5 million higher net loss for the twelve months ended September 30, 2015 after accounting for the impairment deduction and the accrued liability payments of $1.2 million made in fiscal 2015.  For the twelve months ended September 30, 2016 we used approximately $1.3 million of net cash from investing activities, compared with $2.8 million of net cash used in investing activities for the twelve months ended September 30, 2015, primarily due to the differential in exploration and lease acquisition costs incurred in 2016 compared to 2015, as well as the differential in the proceeds received from the sale of a working interest in 2015 compared to the proceeds received in 2016.   For the twelve months ended September 30, 2016 we received $0.9 million of net cash from financing activities, compared with $3.5 million of net cash from financing activities for the twelve months ended September 30, 2015. This differential of $2.6 million is primarily due to proceeds from common stock sales and loans of approximately $2.2 million, for 2015 compared to $1.1 of proceeds from related party debt and convertible debt for 2016 as well as the differential in restricted cash of $1.5 million for 2015.

As of September 30, 2016, the Company’s unrestricted cash balance was $0.06 million compared to an unrestricted cash balance of $1.4 million as of September 30, 2015.   The Company’s fiscal 2016 unrestricted cash decrease of approximately $1.4 million was primarily due to its net cash used in operating activities of ($1.0) million and an approximate ($1.3) million increase in capitalized exploration and lease acquisition costs net of the sale of working interests, partially offset by $0.9 million of total funds received from related party loans and the sale of convertible debt.

At September 30, 2016, the Company’s assets primarily consisted of approximately $0.06 million unrestricted cash, $4.5 million oil & natural gas properties, $0.02 million net fixed assets, and $0.1 million of prepaid and other current assets comprised of deposits and accounts receivable.  At September 30, 2015, the Company’s assets were $1.4 million unrestricted cash, $5.6 million oil and natural gas properties and $0.07 million in fixed assets and $0.02 million of non-current assets comprised of deposits.

Liquidity and Capital Resources

As of September 30, 2016, we had approximately $0.06 million of cash on hand. As of this date, we owed our chief executive officer $8.07 million in notes, payable on demand and bearing interest at the rate of 5% per annum, $5.3 million of these notes are convertible into shares of common stock at a conversion price of $0.12 per share. We also owed our chief operating officer and his affiliate $0.27 million in notes, payable on demand and bearing interest at the rate of 5% per annum.

As of the date hereof, we believe that cash on hand and additional debt will be sufficient to fund operations through the first calendar quarter of 2017. We have planned operating expenses for fiscal year 2017 of approximately $4 million. These expenses are projections only and will vary depending upon a number of factors, including our ability to acquire additional leases, enter into farm-in and farm-out arrangements, and attract partners that are willing to bear some or all of our portion of the costs of conducting exploration drilling activities on the leases we currently own and other leases which we will ultimately acquire. Additionally, depending upon the execution of our business plan, we may determine to acquire additional leasehold interests and fund the acquisition of additional seismic data and seismic processing, which expenditures will be funded through future equity offerings, debt or a combination of both.

With our success in the leasing of our targeted prospects, our plan is to initially enter into farm-in and farm-out arrangements with other oil and gas companies and/or financial investors.  Our goal in these transactions will be to diversify risk and minimize capital exposure to exploration drilling costs.  We expect much of our exploration drilling cost to be paid by our partners through these transactions in return for our delivery of an identified prospect on acreage we control.  Such arrangements are a commonly accepted industry method of proportionately recouping pre-drill cost outlays for seismic, land, and associated interpretation expenses.  We cannot assure you, however, that we will be able to enter into any such arrangements on satisfactory terms.  In any drilling, we expect that our retained working interest will be adjusted based upon factors such as geologic risk and well cost.

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

In addition to companies with current GOM activities, we are engaged in partnering discussions with multiple entities, domestic and international, that are seeking exposure to the U.S. GOM.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended September 30, 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. As amended, the standard is effective for annual reporting periods beginning after December 15, 2017. Early application is not permitted. As amended, the standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15 (“ASU No. 2014-15”), Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU No. 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years ending after December 15, 2016 and interim periods within those annual periods, and early application is permitted. We are currently evaluating the accounting implication and do not believe the adoption of ASU 2014-15 to have material impact on our financial statements, although there may be additional disclosures upon adoption.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GulfSlope Energy, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

GulfSlope Energy, Inc.

Houston, Texas

We have audited the accompanying balance sheet of GulfSlope Energy, Inc. as of September 30, 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GulfSlope Energy, Inc. at September 30, 2016, and the results of its operations and its cash flows for the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah

December 27, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

GulfSlope Energy, Inc.

Houston, Texas

We have audited the accompanying balance sheet of GulfSlope Energy, Inc. as of September 30, 2015 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period ended September 30, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GulfSlope Energy, Inc. at September 30, 2015 and the results of its operations and its cash flows for the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Mantyla McReynolds
Mantyla McReynolds Salt Lake City, Utah December 29, 2015

GulfSlope Energy, Inc.

BALANCE SHEETS

	As of September 30,
Assets	2016	2015
Current Assets
Cash and Cash Equivalents	$64,114	$1,428,014
Accounts Receivable, Net	63,147	—
Prepaid Expenses and Other Current Assets	38,311	53,883
Total Current Assets	165,572	1,481,897
Property and Equipment, net of depreciation	24,288	70,515
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	4,526,171	5,557,183
Other Non-Current Assets	—	—
Total Non-Current Assets	4,550,459	5,627,698
Total Assets	$4,716,031	$7,109,595

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$426,271	$178,649
Related Party Payable	265,834	263,397
Accrued Interest Payable	812,383	384,531
Accrued Expenses and Other Payables	1,352,929	1,313,415
Loans from Related Parties	8,382,891	7,955,000
Note Payable	4,156	4,988
Convertible Promissory Notes Payable	153,358	—
Stock Payable	11,605	—
Total Current Liabilities	11,409,427	10,099,980
Total Liabilities	11,409,427	10,099,980
Commitments and Contingencies
Stockholders’ Deficit
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares, none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 975,000,000 as of September 30, 2016 and 2015; issued and outstanding 682,402,225 and 670,391,952, as of September 30, 2016 and 2015, respectively	682,402	670,391
Additional Paid-in Capital – Stock To Be Issued	—	230,000
Additional Paid-in Capital	26,151,376	24,460,484
Accumulated Deficit	(33,527,174)	(28,351,260)
Total Stockholders’ Deficit	(6,693,396)	(2,990,385)
Total Liabilities and Stockholders’ Deficit	$4,716,031	$7,109,595

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF OPERATIONS

	For the years ended September 30,
	2016	2015

Revenues	$—	$—
Impairment of Oil and Natural Gas Properties	2,890,678	93,052
General & Administrative Expenses	1,656,062	3,219,454
Net Loss from Operations	(4,546,740)	(3,312,506)
Other Income/(Expenses):
Interest Income	—	966
Interest Expense	(629,174)	(349,041)
Net Loss Before Income Taxes	(5,175,914)	(3,660,581)
Provision for Income Taxes	—	31,002
Net Loss	$(5,175,914)	$(3,691,583)
Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic and Diluted	678,387,357	662,771,509

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from September 30, 2014 through September 30, 2016

	Common		Additional Paid-in Capital – Stock to be	Additional Paid-in	Accumulated	Net Stockholders’
	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance at September 30, 2014	660,672,345	$660,672	$—	$22,936,685	$(24,659,677)	$(1,062,320)
Common stock issued for services	1,579,607	1,579	—	175,814	—	177,393
Common stock issued to settle debt	—	—	—	—	—	—
Common stock issued for cash	5,000,000	5,000	—	495,000	—	500,000
Common stock purchased for cash – to be Issued	—	—	230,000	—	—	230,000
Restricted Common stock issued to employees	3,140,000	3,140	—	(3,140)	—	—
Amortization of employee stock options and restricted stock	—	—	—	856,125	—	856,125
Net loss for the twelve months ended September 30, 2015	—	—	—	—	(3,691,583)	(3,691,583)
Balance at September 30, 2015	670,391,952	670,391	230,000	24,460,484	(28,351,260)	(2,990,385)
Common stock issued for services	520,273	521	—	15,087	—	15,608
Common stock issued for cash received in prior period	4,600,000	4,600	(230,000)	225,400	—	—
Common stock issued resulting from anti-dilution provision	5,000,000	5,000	—	(5,000)	—	—
Restricted Common stock issued to employees	1,890,000	1,890	—	(1,890)	—	—
Value of warrants in conjunction with convertible promissory notes	—	—	—	431,528	—	431,528
Value of beneficial conversion feature in conjunction with convertible promissory notes	—	—	—	355,473	—	355,473
Amortization of employee stock options and restricted stock	—	—	—	670,294	—	670,294
Net loss for the twelve months ended September 30, 2016	—	—	—	—	(5,175,914)	(5,175,914)

Balance at September 30, 2016	682,402,225	$682,402	$—	$26,151,376	$(33,527,174)	$(6,693,396)

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF CASH FLOWS

	September 30,
	2016	2015
OPERATING ACTIVITIES
Net Loss	$(5,175,914)	$(3,691,583)
Adjustments to reconcile net loss to net cash
From Operating Activities:
Impairment of Oil and Natural Gas Properties	2,890,678	93,052
Change in Allowance For Doubtful Accounts Receivable	128,024	—
Depreciation	46,226	51,934
Stock issued for services	—	119,650
Debt Discount Amortization	196,249	—
Stock based compensation	283,098	405,773
Changes in operating assets and liabilities:
(Increase) Decrease in Accounts Receivable	(191,171)	—
(Increase) Decrease in Prepaid Expenses and other Current Assets	256,418	213,142
(Increase) Decrease in Other Assets	—	—
Increase (Decrease) in Accounts Payable	74,455	12,720
Increase (Decrease) in Related Party Payable	72,437	(3,340)
Increase (Decrease) in Accrued Interest Payable	427,852	343,719
Increase (Decrease) in Accrued Liabilities and other Payables	39,515	(1,189,651)
Net Cash Used in Operating Activities	(952,133)	(3,644,584)

INVESTING ACTIVITIES
Lease Deposits	—	150,000
Leases Purchased	(441,494)	(1,148,302)
Proceeds From Sale of Working Interest	400,000	1,800,000
Capitalized Exploration Costs	(1,230,593)	(3,617,142)
Purchase of Equipment	—	(14,478)
Net Cash Used in Investing Activities	(1,272,087)	(2,829,922)

FINANCING ACTIVITIES
Restricted cash	—	1,500,077
Proceeds from Stock Sale or Issuance	—	730,000
Proceeds from Related Party Loans	487,000	1,495,000
Payments on Note Payable	(241,680)	(232,859)
Proceeds from Convertible Promissory Notes and Warrants	615,000	—
Net Cash Provided by Financing Activities:	860,320	3,492,218

Net Increase (Decrease) in cash	(1,363,900)	(2,982,288)
Beginning Cash Balance	1,428,014	4,410,302
Ending Cash Balance	$64,114	$1,428,014

Supplemental Schedule of Cash Flow Activities
Cash paid for income taxes	$—	$—
Cash paid for interest	$5,073	$5,322
Common stock issued for services	$—	$119,650
Prepaid asset financed through notes payable	$240,848	$233,421
Related party payable settled through issuance of Bridge Financing Notes	$70,000	$—
Non-cash Investing and Financing Activities
Purchase of Developmental Capital Expenditures
Through Issuance of Common Stock	15,608	57,743
Included in Accounts Payable	184,772	120,720
Through Stock Based Compensation to Employees	387,197	450,351

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

GulfSlope Energy, Inc. (the “Company”, “GulfSlope”, “us”, “we”, or “our”), is an independent oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana.  The Company has leased 17 federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases”) and licensed three-dimensional (3-D) seismic data in its area of concentration.

(b) Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-K and Regulation S-X published by the US Securities and Exchange Commission (the “SEC”). The accompanying financial statements include the accounts of the Company.

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

(d) Restricted Cash

At September 30, 2016 and 2015 the Company has no restricted cash.

(e) Accounts Receivable

The Company records an accounts receivable for lease rental reimbursements due from joint interest lease holders. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  An allowance for bad debts has been provided based on estimated losses amounting to $128,024 as of September 30, 2016.

(f) Full Cost Method

The Company uses the full cost method of accounting for its oil and gas exploration and development activities as defined by the Securities and Exchange Commission (“SEC”). Under the full cost method of accounting, all costs associated with successful and unsuccessful exploration and development activities are capitalized on a country-by-country basis into a single cost center (“full cost pool”). Such costs include property acquisition costs, geological and geophysical (“G&G”) costs, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities. Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Proved properties are amortized on a country-by-country basis using the units of production method (UOP). The UOP calculation multiplies the percentage of estimated proved reserves produced each quarter by the cost of those reserves. The amortization base in the UOP calculation includes the sum of proved property, net of accumulated depreciation, depletion and amortization (DD&A), estimated future development costs (future costs to access and develop proved reserves), and asset retirement costs, less related salvage value.

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the amortization calculation until such time as they are either developed or abandoned. Unproved properties and properties under development are reviewed for impairment at least quarterly and are determined through an evaluation considering, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. In countries where a reserve base has not yet been established, impairments are charged to earnings.

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

As of September 30, 2016, the Company’s oil and gas properties consisted of unproved properties and no proved reserves.

(g) Capitalized Interest

Interest is capitalized on the cost of unevaluated oil and gas properties that are excluded from amortization and actively being evaluated, if any.

(h) Property and Equipment

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

(i) Income Taxes

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

(j) Stock-Based Compensation

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

(k) Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

(l) Earnings per Share – Basic and Diluted

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

As the Company has incurred losses for the years ended September 30, 2016 and 2015, the potentially dilutive shares are anti-dilutive and thus not added into the EPS calculations.  As of September 30, 2016 and 2015, there were 109,893,291 and 51,824,819 potentially dilutive shares, respectively.

(m) Statement of Cash Flows

For purposes of the Statements of Cash Flows, the Company considers cash on deposit in the bank to be cash.  The Company had unrestricted cash of $64,114 as of September 30, 2016.  The Company had $1,428,014 unrestricted cash as of September 30, 2015.

(n) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(o) Impact of New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. As amended, the new standard is effective for annual reporting periods beginning after December 15, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15 (“ASU No. 2014-15”), Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU No. 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years ending after December 15, 2016, and interim periods within those years, and early application is permitted. We are currently evaluating the accounting implication and do not believe the adoption of ASU 2014-15 to have material impact on our financial statements, although there may be additional disclosures upon adoption.

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

NOTE 2 - LIQUIDITY/GOING CONCERN

The Company has incurred accumulated losses as of September 30, 2016 of $33,527,174 ,and has a net capital deficiency. Further losses are anticipated in developing our business.  As a result, the Company’s auditors have expressed substantial doubt about the Company’s ability to continue as a going concern.  As of September 30, 2016, the Company had $64,114 of unrestricted cash on hand.  The Company estimates that it will need to raise a minimum of $4 million to meet its obligations and planned expenditures through December 2017. The Company also plans to extend the agreements associated with loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. The Company plans to finance the Company through equity and/or debt financings and/or farm-out agreements. There are no assurances that financing will be available with acceptable terms, if at all.  If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

In March 2014, the Company was awarded 21 blocks in the Central Gulf of Mexico Lease Sale 231, conducted by the Bureau of Ocean Energy Management (“BOEM”). In March 2015, the Company was awarded two blocks in the Central Gulf of Mexico Lease Sale 235. During the quarter ended June 30, 2016, the Company relinquished six of the lease blocks acquired in 2014. The relinquished leases are Ewing Bank 904 and 945, Garden Banks 173, Eugene Island 395, Vermilion 393 and South Marsh Island 187. The capitalized lease costs of $2,610,678 associated with these blocks were deducted as impairment of oil and natural gas properties. The Company also deducted $280,000 as an impairment of certain capitalized exploration costs that were directly allocable to the relinquished blocks, for a total impairment deduction of $2,890,678.

In March 2014, the Company entered into a farm-out letter agreement with Texas South relating to five prospects located within the blocks the Company bid on at the Central Gulf of Mexico Lease Sale 231.  Under the terms of the farm-out letter agreement, Texas South acquired a 20% working interest in these five prospects for $10 million.  In accordance with full cost requirements, the Company recorded the proceeds from the transaction as an adjustment to capitalized costs with no gain recognition. Texas South is obligated to pay its proportionate share of the net annual rental costs related to the prospects.  The Company will be the operator of record.

In May 2016, the Company entered into a letter of intent (the “LOI”) with Texas South that sets out the terms and conditions of a proposed farm-out arrangement (the “Farm-out”) to develop two shallow-depth oil and gas prospects located on offshore Gulf of Mexico blocks currently leased by the Company. Through September 30, 2016 the Company received $400,000 under the terms of the LOI. In accordance with full cost requirements, the Company recorded the proceeds from the transaction as an adjustment to the capitalized costs of its oil & gas properties with no gain or loss recognition.

The Company paid $632,665 and $807,755 in gross annual lease rental payments to the BOEM for the year ended September 30, 2016 and 2015, respectively. The Company’s share of these amounts are included in unproved properties.

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

During the period October 1, 2015 to September 30, 2016, the Company incurred $1,354,674 in consulting fees and salaries and benefits associated with full-time geoscientists, and $463,497 associated with technological infrastructure, third party hosting services and seismic data. The Company capitalized these G&G costs because the Company owned specific unevaluated properties that these costs relate to.  At June 30, 2016, a portion of these costs, $280,000, specifically related to leases relinquished in June 2016 were immediately impaired.  These remaining capitalized amounts when added to the amount paid in 2016 for lease rental payments of $632,665 and netted with the 2016 receipts from sale of  a working interest of $400,000 as well as the relinquished leases impairment amount of $2,610,678 subtracting lease rentals receivable of $191,171 results in unproved oil and gas properties of $4,526,171, reflected on our balance sheet at September 30, 2016.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2016 and 2015:

	2016	2015

Office equipment and computers	$143,897	$143,897
Furniture and fixtures	16,280	16,280
Leasehold improvements	4,053	4,054

Total	164,230	164,231
Less: accumulated depreciation	(139,942)	(93,716)

Net property and equipment	$24,288	$70,515

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Life
Office equipment and computers	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of 5 years or related lease term

Depreciation expense was $46,226 and $51,934 for the years ended September 30, 2016 and 2015, respectively.

NOTE 5 - INCOME TAXES

The provision for income taxes consists of the following as of September 30, 2016 and 2015:

	9/30/2016	9/30/2015
FEDERAL
Current	$—	$—
Deferred	—	—
STATE
Current	—	31,002
Deferred	—	—
TOTAL PROVISION	$—	$31,002

Deferred income tax assets and liabilities at September 30, 2016 and 2015 consist of the following temporary differences:

	9/30/2016	9/30/2015
DEFERRED TAX ASSETS
Current	$—	$—
Noncurrent
Net operating losses	3,965,535	3,095,457
Exploration costs	(809,244)	(282,550)
Gain recognized on sale of working interest	1,414,901	1,404,763
Stock based compensation	74,709	33,414
Accrued interest and expenses not paid	320,147	—
Allowance for doubtful receivable	19,204
Differences in book/tax depreciation	5,362	—
Total noncurrent	4,990,614	$4,251,084
Valuation Allowance	(4,990,614)	(4,251,084)
NET DEFERRED TAX ASSET	—	—
DEFERRED TAX LIABILITIES	—	—
NET DEFERRED TAXES	$—	$—

The Company’s valuation allowance has increased $740,576 during the year ended September 30, 2016 and $552,168 during the year ended September 30, 2015.

The following is a summary of federal net operating loss carryforwards and their expiration dates:

Amount	Expiration
$3,203	9/30/2024
7,695	9/30/2025
18,447	9/30/2026
16,876	9/30/2027
17,986	9/30/2028
8,596	9/30/2029
7,713	9/30/2030
64,097	9/30/2031
513,914	9/30/2032
7,155,229	9/30/2033
11,567,666	9/30/2034
1,203,016	9/30/2035
5,852,461	9/30/2036
$26,436,899	Total

The actual income tax provision for continuing operations is as follows as of September 30, 2016 and 2015, respectively:

	9/30/2016	9/30/2015
Expected provision (based on statutory rate)	$(776,387)	$(553,737)
Effect of:
Increase (decrease) in valuation allowance	740,576	552,168
State minimum tax, net of federal benefit	—	31,002
Non-deductible expense	29,555	1,081
Net operating loss adjustment	—	—
Rate Change	—	—
Other, net	6,256	488
Total actual provision	$—	$31,002

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense (benefit). For the years ended September 30, 2016 and 2015, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of September 30, 2016 and 2015 relating to unrecognized benefits.

The tax years ended September 30, 2013 through 2016 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 6 - RELATED PARTY TRANSACTIONS

During April through September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current chief executive officer. The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, John Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock, which shares were issued in July 2013. In June of 2014, the Company entered into a promissory note whereby it borrowed a total of $1,160,000 from Mr. Seitz. The note is not convertible, due on demand and bears interest at a rate of 5% per annum. Additionally, during June through August 2015, the Company entered into promissory notes with John Seitz whereby it borrowed a total of $1,250,000. The notes are not convertible, due on demand and bear interest at the rate of 5% per annum. During the fiscal year ended September 2016, the Company executed promissory notes totaling $363,000 with Mr. Seitz. These notes are due on demand, bear interest at the rate of 5% per annum, and the principal amount is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by investors. As of September 30, 2016 the total amount owed to John Seitz, our CEO, is $8,073,000. There was a total of $782,154 and $383,068 of unpaid interest associated with these loans included in accrued interest within our balance sheet as of September 30, 2016 and 2015, respectively.

 In August 2015, the Company entered into promissory notes whereby it borrowed a total of $245,000 from Dr. Ronald Bain, its current president and chief operating officer, and his affiliate ConRon Consulting, Inc. These notes are not convertible, due on demand and bear interest at the rate of 5% per annum. During February 2016, the Company entered into a promissory note for $22,000 with Dr. Bain. This note is due on demand, bears interest at the rate of 5% per annum, and the principal amount is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by investors. As of September 30, 2016, the total amount of demand notes owed to Dr. Bain and his affiliate was $267,000. There was a total of $14,635 and $1,463 of accrued interest associated with these loans included within our balance sheet as of September 30, 2016 and 2015, respectively. Dr. Ronald Bain also entered into a $92,000 convertible promissory note with associated warrants (“Bridge Financing”) under the same terms received by other investors (see Note 7).

During March 2016, the Company entered into a promissory note for a total of $80,000 with the Morris Family Partnership, L.P., an affiliate of Mr. Paul Morris, a director of the Company. The note is due on demand and bears interest at the rate of 5% per annum and the principal amount is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by investors. The $80,000 promissory note was converted into the Bridge Financing (see Note 7).

Domenica Seitz CPA, related to John Seitz, has provided accounting consulting services to the Company. During the twelve month periods ended September 30, 2016 and 2015, the services provided were valued at $59,510 based on market-competitive salaries, time devoted and professional rates. The Company has accrued this amount, and it has been reflected in the September 30, 2016 financial statements.

John Seitz has not received a salary since May 31, 2013, the date he commenced serving as our CEO and accordingly, no amount has been accrued on our financial statements.

Kevin Bain, son of Dr. Bain, is a geoscientist, employee of the Company.

All employees of the Company (including executive management), who are all shareholders of the Company have been paid a reduced salary plus benefits beginning on January 1, 2016.

NOTE 7 – BRIDGE FINANCING – CONVERTIBLE PROMISSORY NOTES WITH ASSOCIATED WARRANTS

On June 10, 2016, the Company issued eight convertible promissory notes with associated warrants in a private placement to accredited investors for total gross proceeds of $387,000. Two of the notes were to related parties for proceeds totaling $172,000, including the extinguishment of $70,000 worth of related party payables. The convertible notes have a maturity of one year, bear an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. In addition to the convertible notes, the investors received 12.9 million warrants (5.7 million to the above mentioned related parties) with an exercise price of $0.03 and a term of the earlier of three years or upon a change of control. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible notes and warrants based on their relative fair values. This resulted in an allocation of $231,239 to the warrants and $155,761 to the convertible notes. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible notes to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $155,761. Accordingly, at June 10, 2016, the debt discount associated with these notes was $387,000. Such discount will be amortized using the effective interest rate method over the term (one year) of the convertible notes. For the year ended September 30, 2016 amortization of this discount totaled $119,811 and is included in interest expense in the statement of operations.

In July and August 2016 the Company issued two convertible promissory notes with associated warrants in a private placement to accredited investors for total gross proceeds of $400,000. The convertible notes have a maturity of one year, bear an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. In addition to the convertible notes, the investors received 13.3 million warrants with an exercise price of $0.03 and a term of the earlier of three years or upon a change of control. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible notes and warrants based on their relative fair values. This resulted in an allocation of $200,288 to the warrants and $199,712 to the convertible notes. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible notes to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $199,712. Accordingly, the debt discount associated with these notes was $400,000. Such discount will be amortized using the effective interest rate method over the term (one year) of the convertible notes. For the year ended September 30, 2016 amortization of this discount totaled $76,438 and is included in interest expense in the statement of operations.

NOTE 8 - COMMON STOCK/PAID IN CAPITAL

In March 2014, the Company issued an aggregate of 1,500,000 shares of restricted stock to an employee and two non-employee directors.  The restricted stock is subject to vesting pursuant to which one-half vested in March 2015 and the remaining one-half vested in March 2016.

In May 2014, the Company awarded 550,000 shares of restricted stock to an employee, one-half of which vested in May 2015 and the remaining half vested in May 2016.

In July 2014, John H. Malanga, chief financial officer and chief accounting officer, was awarded an inducement grant of 2,500,000 shares of restricted stock, with a fair value on the date of the award of $600,000, one-half of which vested in July 2015 and the remaining half vested in July 2016.

In August 2014, an employee was awarded an inducement grant of 200,000 shares of restricted stock one-half of which vested in August 2015 and the remaining half vested in August 2016.

In September 2014, the Company awarded 3,030,000 shares of restricted stock to six employees, one-half of which vested in September 2015 and the remaining half vested in September 2016.

On April 17, 2015, the Company sold 5,000,000 shares of common stock to two accredited investors in a private placement at a price of $0.10 per share, for gross proceeds of $500,000. The common stock sold has anti-dilution protection that will adjust the price per share in the event that the Company closes on a common stock financing at an effective price of less than $0.10 per share. This anti-dilution provision was in effect through December 31, 2015.  As a result of the anti-dilution provision, 5,000,000 additional shares were owed to the two accredited investors as of September 30, 2015. These shares were issued in December 2015.

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

As discussed in Note 7, during the three months ended June 30, 2016, the Company issued 12.9 million warrants in conjunction with convertible notes payable (Bridge Financing Notes). The warrants have an exercise price of $0.03 and a term of the earlier of 3 years or upon a change of control. Based upon the allocation of proceeds between the convertible notes payable and the warrants, approximately $231,239 was allocated to the warrants.

The fair value of the warrants were determined using the Black Scholes valuation model with the following key assumptions:

June 2016 Warrants
Stock Price:	$0.054 (1)
Exercise Price	$0.03
Term	3 years
Risk Free Rate	.87%
Volatility	135%
(1) Fair market value on the date of agreement

As discussed in Note 7, during the three months ended September 30, 2016, the Company issued 13.3 million warrants in conjunction with convertible notes payable (Bridge Financing Notes). The warrants have an exercise price of $0.03 and a term of the earlier of 3 years or upon a change of control. Based upon the allocation of proceeds between the convertible notes payable and the warrants, approximately $200,288 was allocated to the warrants.

The fair value of the warrants were determined using the Black Scholes valuation model with the following key assumptions:

	July 2016 Warrants	August 2016 Warrants
Stock Price:	$0.040 (1)	$0.032 (1)
Exercise Price	$0.03	$0.03
Term	3 years	3 years
Risk Free Rate	.80%	.88%
Volatility	138%	137%
(1) Fair market value on the date of agreement

A summary of Bridge Financing Note warrants outstanding as of September 30, 2016:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.03	12,900,000	2.7	$0.03	12,900,000	$0.03
$0.03	10,000,000	2.8	$0.03	10,000,000	$0.03
$0.03	3,333,333	2.9	$0.03	3,333,333	$0.03

NOTE 9 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $670,294 and $856,125 in stock-based compensation expense for the years ended September 30, 2016 and 2015, respectively.  A portion of these costs allocable to the Company’s exploration activities, $387,196 and $450,351 were capitalized to unproved properties and the remainder was recorded as general and administrative expenses, for the years ended September 30, 2016 and 2015, respectively.

The following table summarizes the Company’s stock option activity during the year ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Average Intrinsic Value
Outstanding at beginning of period	2,000,000	$0.12
Granted		—		—
Exercised	—	—		—
Cancelled	—	—		—
Outstanding at end of period	2,000,000	$0.12	2.80	$—
Vested and expected to vest	2,000,000	$0.12	2.80	$—
Exercisable at end of period	—	—	—	—

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted. The weighted-average fair values of stock options granted for the year ended September 30, 2014 were based on the following assumptions at the date of grant as follows:

Expected dividend yield	0%
Expected stock price volatility	79.02%
Risk-free interest rate	1.53%
Expected life of options	5.75 years
Weighted-average grant date fair value	$0.08

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

As of September 30, 2016 there was no unrecognized stock-based compensation cost related to the stock option grant and no unrecognized stock-based compensation cost related to the restricted stock grants.

NOTE 10– COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

In March 2013, the Company licensed certain seismic data pursuant to an agreement and as of September 30, 2016, the Company has paid $3,009,195 in cash and is obligated to pay $1,003,065 during 2017.

NOTE 11 – SUBSEQUENT EVENTS

In October 2016, the Company purchased an insurance policy for $170,850 and financed $155,010 of the premium by executing a note payable.

In November 2016, the Company sold an additional $50,000 convertible promissory note pursuant to the Bridge Financing Agreements described in Note 7. This amount when added to the Bridge Financing Note balance at September 30, 2016 results in a total of $837,000 Bridge Notes through the filing date of this report.

The company entered into a promissory note with Mr. John Seitz whereby it borrowed a total of $78,000 in December 2016.  The note is due on demand, not convertible and bears interest at the rate of 5% per annum

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in our Current Report on Form 8-K filed on July 22, 2016, on July 1, 2016, Mantyla McReynolds, LLC (“Mantyla”) merged with BDO USA, LLP (“BDO”). As a result of this transaction, Mantyla resigned, effective as of July 18, 2016 (the “Resignation Date”), as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2016. Mantyla had served as the independent registered public accounting firm of the Company for the fiscal year ended September 30, 2015. The Audit Committee of the Board of Directors of the Company (the “Audit Committee”) had selected Mantyla to serve as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2016.

During the Company’s two most recent fiscal years, Mantyla’s audit reports on the Company’s financial statements contained an explanatory paragraph that raises substantial doubt about the Company’s ability to continue as a going concern. Other than the going concern matter, the reports of Mantyla on the financial statements of the Company were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period through the Resignation Date, the Company and Mantyla did not have any disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Mantyla, would have caused Mantyla to make reference to the matter in its reports on the Company’s financial statements during such periods; and there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company requested Mantyla furnish a letter addressed to the Securities and Exchange Commission, pursuant to Item 304(a)(3) of Regulation S-K, stating whether or not Mantyla agrees with the above statements, which letter we filed as Exhibit 16.1 to our Current Report on Form 8-K filed on July 22, 2016.

The Audit Committee recommended and approved the engagement of BDO as the successor independent registered public accounting firm, effective upon July 20, 2016. At no time during the Company’s fiscal years ended September 30, 2015 and 2014 and during any subsequent interim period through the Resignation Date, did the Company consult with BDO regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) and related instructions of Regulation S-K or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Based on this evaluation, our management concluded that, as of September 30, 2016, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Title
John N. Seitz	64	Chairman, Chief Executive Officer
Ronald A. Bain	70	President, Chief Operating Officer
John H. Malanga	49	Chief Financial Officer
Dwight M. Moore	60	Vice President, Secretary
Brady Rodgers	38	Vice President Engineering and Business Development
Charles G. Hughes	59	Vice President Land
Richard S. Langdon	66	Director
Paul L. Morris	74	Director

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

Charles G. Hughes. Mr. Hughes has served as vice president land since April 2014.  Mr. Hughes’ executive responsibilities include all land and industry partner related matters. He formerly served as general manager – land and business development for Marubeni Oil & Gas (USA), Inc. from 2007 to 2014. From 1980 to 2007, Mr. Hughes served in roles of increasing responsibility both onshore and offshore in the Gulf of Mexico at Anadarko Petroleum Corporation. Mr. Hughes is a member and former Chairman of the OCS Advisory Board, a member of the Association of Professional Landmen, the Houston Association of Professional Landmen and the Professional Landmen’s Association of New Orleans. Mr. Hughes received his Bachelor of Business Administration in Petroleum Land Management from the University of Texas.

Richard S. Langdon. Mr. Langdon has served as a director of the Company since March 2014. Mr. Langdon is currently the president and chief executive officer of Badlands Energy, Inc., a privately held exploration and production company, since May 2013. Mr. Langdon has served as a director of Badlands Energy, Inc. and it’s predecessor entity, Gasco Energy, Inc., since 2003. Mr. Langdon serves as a member of the board of managers of Sanchez Production Partners, LLC, and is a member of its Audit, Nominating and Corporate Governance and Conflicts Committees. Mr. Langdon was the president and chief executive officer of KMD Operating Company, LLC (“KMD Operating”), and its predecessor entity, Matris Exploration Company LP (“Matris Exploration”), both privately held exploration and production companies, from July 2004 through December 2015. Mr. Langdon was executive vice president and chief operating officer of KMD Operating, from August 2009, until the merger of Matris Exploration into KMD Operating in November 2011. From 1997 until 2002, Mr. Langdon served as executive vice president and chief financial officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration Company in 2002. Prior to that, he held various positions with the Pennzoil Companies from 1991 to 1996, including executive vice president - International Marketing - Pennzoil Products Company; senior vice president - Business Development - Pennzoil Company and senior vice president - Commercial & Control - Pennzoil Exploration & Production Company.

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

The Company has no formal policy with regard to Board members’ attendance at annual meetings of security holders.  The Company held an annual shareholder meeting in May of 2014.  During the fiscal year ended September 30, 2016, the Board of Directors held 4 meetings and acted by written consent 5 times.

Compliance with Section 16(a) of the Exchange Act

 Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, executive officers and more than 10% stockholders are required by SEC regulations to provide us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, all Section 16(a) filing requirements applicable to our directors, officers and more than 10% beneficial owners were complied with during the year ended September 30, 2016.

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

Involvement in Certain Legal Proceedings

There are currently no material pending legal proceedings to which the Company is a party or of which any of its property is the subject, in which any of the above referenced directors or officers is a party adverse to the Company or has a material interest adverse to the Company.  Furthermore, during the past ten years, none of the Company’s officers or directors described above were involved in any legal proceedings that are material to an evaluation of the ability or integrity of such directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Officers of the Company

The following tables contain compensation data for our named executive officers for the fiscal years ended September 30, 2016 and 2015:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Stock Option Awards		All Other Compensation	Total
John N. Seitz	2016	$—	$—	$—	$—		$—	$—
CEO	2015	—	—	—	—	(1)	—	—

Ronald A. Bain	2016	115,580	—	—	—		—	115,580
President, COO	2015	360,000	—	—	—		—	360,000

John H. Malanga	2016	130,807	—	—	—		—	130,807
CFO	2015	300,000	—	—	—		—	300,000

(1)	Mr. Seitz is not currently receiving or accruing any compensation as of the date of this Annual Report.

Employment and Consulting Arrangements

Mr. Seitz is not currently receiving or accruing any compensation as of the date of this Annual Report.

Dr. Bain is an employee at will and was paid an annual salary of $360,000 for the fiscal year ended September 30, 2015 and through December 31, 2015. On January 1, 2016 all officers and all employees salaries were reduced due to budgetary constraints. A reduced annual salary of approximately $24,000 plus benefits has been paid.

Mr. Malanga is an employee at will and was paid an annual salary of $300,000 for the fiscal year ended September 30, 2015 and through December 30, 2015.  On January 1, 2016 all officers and all employees salaries were reduced due to budgetary constraints. A reduced annual salary of approximately $24,000 plus benefits has been paid. In July 2014, Mr. Malanga was granted 2,500,000 shares of restricted stock.  In July 2015, 50% of the restricted stock vested and the remainder vested in July 2016.

The Company has nine current employees and officers. All have been working since January 1, 2016 for the reduced salary of approximately $24,000 per year plus benefits due to budgetary constraints.

In September 2014, restricted stock grants totaling 3,030,000 shares of common stock were made to six employees.  In September 2015, 50% of the awarded common stock vested and the remainder vested in September 2016

Compensation Policies and Practices as they Relate to the Company’s Risk Management

We conducted a review of our compensation policies and procedures as they relate to an overall risk management policy. We do not believe that any of our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

Director Compensation

During 2016 and 2015, the directors of the Company were not compensated for their services as directors.  In March of 2014, our two nonemployee directors each received 500,000 shares of restricted stock.  In March of 2015, 250,000 shares vested and in March of 2016 the remaining 250,000 shares vested.

Grants of Plan-Based Awards

The Company shareholders approved the 2014 Omnibus Incentive Plan in May of 2014.   Restricted stock awards made after this date, to executives and employees, were made pursuant to the plan.

Outstanding Equity Awards at Fiscal Year End

No unvested options, warrants or restricted stock were held by our named executive officers at September 30, 2016.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) each of our named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group as of December 10, 2016.  As of the date of this Annual Report, there were 682,402,225 shares of common stock deemed issued and outstanding.

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned
Named Executive Officers and Directors:
John N. Seitz (1)	248,515,514	36.4%
Ronald A. Bain	42,333,958	6.2%
John H. Malanga	2,666,667	0.4%
Dwight M. Moore	10,045,555	1.5%
Brady D. Rodgers (2)	3,193,606	0.5%
Richard S. Langdon	916,667	0.1%
Paul L. Morris (3)	2,170,834	0.3%
All directors & executive officers as a group (7 persons)	309,842,801	43.4%

Shareholders of Greater Than 5%:	None

(1) Includes 44,166,667 shares of common stock underlying the convertible demand note in the principal amount of $5.3 million and 4,763,291 shares underlying the convertible accrued interest in the amount of $571,595.

(2) Includes 2,000,000 common stock options.

(3) Includes 4,167 shares of common stock held by the Morris Family Limited Partnership LP, a partnership of which an entity controlled by Mr. Morris is the general partner.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a discussion of related party transactions, see Item 8. Financial Statements and Supplementary Data, Note 6 Related Party Transactions.

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

The members of the Audit and Compliance Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee are Messrs. Morris and Langdon, each, of whom, is independent.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees and Services

For the fiscal year ended September 30, 2016 professional services were performed by BDO USA, LLP. The aggregate fees billed by BDO USA, LLP and Mantyla McReynolds, LLC for the fiscal years ended September 30, 2016 were as follows:

2016
Audit Fees(1)	79,900
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees	—

(1)           Audit services include fees for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2016, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. In addition, services include statutory audits required, and accounting consultations on matters related to the annual audits or interim reviews.

(2)           Audit-related services primarily include fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements.

(3)           Tax services include fees for consultation and assistance with tax preparation and compliance during the years ended September 30, 2016.

Audit Committee Pre-Approval Policies and Procedures

The Audit and Compliance Committee has adopted policies and procedures that will require the Company to obtain the Committee’s pre-approval of all audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. The Committee pre-approved 100% of the non-audit services provided to the Company by BDO USA, LLP and Mantyla McReynolds, LLC referenced above.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements (included under Item 8):

Page
Report of Independent Registered Public Accounting Firms	27-28
Balance Sheets as of September 30, 2016 and 2015	29
Statements of Operations for the Years Ended September 30, 2016 and 2015	30
Statement of Stockholders’ Equity (Deficit) for the years ended September 30, 2016 and 2015	31
Statements of Cash Flows for the Years Ended September 30, 2016 and 2015	32
Notes to the Financial Statements	33 - 43

(3) Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GulfSlope Energy, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 30, 2014
3.2	Bylaws of GulfSlope Energy, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2014
4.1	Common Stock Specimen, incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the fiscal year ended September 30, 2012
10.1(3)	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K for the fiscal year ended September 30, 2014
10.2(3)	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 of Form 8-K filed October 31, 2013
10.3	Form of Convertible Promissory Note between the Company and John N. Seitz, incorporated by reference to Exhibit 10.4 of Form 8-K filed October 31, 2013
10.4(1)	Form of Promissory Note between the Company and John N. Seitz; Dr. Ronald Bain and an affiliate
10.5(3)	GulfSlope Energy, Inc. 2014 Omnibus Incentive Plan dated effective May 24, 2014, incorporated by reference to Exhibit 10.1 of Form 8-K filed May 30, 2014
10.6(3)	Option Agreement between the Company and Brady Rodgers dated October 21, 2013, incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the fiscal year ended September 30, 2013
14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K for the fiscal year ended September 30, 2012
23.1(1)	Consent of Independent Registered Public Accounting Firm
23.2(1)	Consent of Independent Registered Public Accounting Firm
31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(3)	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 15(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GulfSlope Energy, Inc.
(Registrant)
Date: December 27, 2016
	By:	/s/ John N. Seitz
John N. Seitz
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John N. Seitz	Chief Executive Officer and Chairman	December 27, 2016
John N. Seitz	(Principal Executive Officer)

/s/ John H. Malanga	Chief Financial Officer	December 27, 2016
John H. Malanga	(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Richard S. Langdon	Director	December 27, 2016
Richard S. Langdon

/s/ Paul L. Morris	Director	December 27, 2016
Paul L. Morris