Form 10-Q
period 2016-12-31
GULFSLOPE ENERGY, INC.
filed 2017-02-14
CIK 1341726

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2016

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

The number of shares outstanding of our common stock, as of February 14, 2017, was 684,152,225.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical facts included in this Report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships. A more detailed discussion of possible risks is included in “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 27, 2016.

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

2

PART I - FINANCIAL STATEMENTS (Unaudited)

Item 1. Financial Statements.

3

GulfSlope Energy, Inc.

Condensed Balance Sheets

As of December 31, 2016 and September 30, 2016

(Unaudited)

	December 31, 2016	September 30, 2016

Assets
Current Assets
Cash and Cash Equivalents	$51,804	$64,114
Prepaid Expenses and Other Current Assets	175,332	38,311
Accounts Receivable, Net	—	63,147
Total Current Assets	227,136	165,572
Property and Equipment, Net of Depreciation	16,720	24,288
Oil and Natural Gas Properties, Full Cost Method of Accounting
Unproved Properties	4,590,563	4,526,171
Total Non-Current Assets	4,607,283	4,550,459
Total Assets	$4,834,419	$4,716,031

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$466,199	$426,271
Related Party Payable	280,713	265,834
Accrued Interest Payable	938,560	812,383
Accrued Expenses and Other Payables	1,321,927	1,352,929
Loans from Related Parties	8,536,088	8,382,891
Notes Payable	126,896	4,156
Convertible Promissory Notes Payable	298,800	153,358
Stock Payable	11,605	11,605
Total Current Liabilities	11,980,788	11,409,427
Total Liabilities	11,980,788	11,409,427
Stockholders’ Deficit
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 975,000,000 shares; 682,902,225 and 682,402,225 issued and 684,152,225 and 683,652,225 outstanding, respectively	682,902	682,402
Additional Paid-in-Capital	26,250,666	26,151,376
Accumulated Deficit	(34,079,937)	(33,527,174)
Total Stockholders’ Deficit	(7,146,369)	(6,693,396)
Total Liabilities and Stockholders’ Deficit	$4,834,419	$4,716,031

The accompanying notes are an integral part to these condensed financial statements.

4

 GulfSlope Energy, Inc.

Condensed Statements of Operations

For the Three Months Ended December 31, 2016 and 2015

(Unaudited)

	For the three months ended December 31, 2016	For the three months ended December 31, 2015
Revenues	$—	$—
Impairment of Oil and Natural Gas Properties	—	—
General & Administrative Expenses	219,928	587,171
Net Loss from Operations	(219,928)	(587,171)
Other Income/(Expenses):
Interest Income	—	—
Interest Expense	(332,835)	(103,376)
Net Loss Before Income Taxes	(552,763)	(690,547)
Provision for Income Taxes	—	—
Net Loss	$(552,763)	$(690,547)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	682,407,660	672,198,474

The accompanying notes are an integral part to these condensed financial statements.

5

GulfSlope Energy, Inc.

 Condensed Statements of Cash Flows

For the Three Months Ended December 31, 2016 and 2015

(Unaudited)

	For the three months ended December 31, 2016	For the three months ended December 31, 2015
OPERATING ACTIVITIES
Net Loss	$(552,763)	$(690,547)
Adjustments to reconcile net loss to net cash From Operating Activities:
Depreciation	7,568	13,116
Stock Issued for Services	—	91,697
Debt Discount Amortization	205,430	—
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	63,147	—
(Increase)/Decrease in Prepaid Expenses	22,167	15,494
Increase/(Decrease) in Accounts Payable	3,462	25,883
Increase/(Decrease) in Related Party Payable	14,880	14,880
Increase/(Decrease) in Accrued Interest	126,176	101,647
Increase/(Decrease) in Accrued Liabilities	—	39,515
Net Cash From Operating Activities	(109,933)	(388,315)

INVESTING ACTIVITIES
Exploration Costs	(58,929)	(855,590)
Purchase of Equipment	—	—
Net Cash From Investing Activities	(58,929)	(855,590)

FINANCING ACTIVITIES
Proceeds from Related Party Loans	143,000	—
Proceeds from Convertible Promissory Notes and Warrants	50,000	—
Stock Issued For Convertible Promissory Note	—	—
Payments on Note Payable	(36,448)	(53,936)
Net Cash From Financing Activities	156,552	(53,936)

Net Increase/(Decrease) in Cash	(12,310)	(1,297,841)
Beginning Cash Balance	64,114	1,428,014
Ending Cash Balance	$51,804	$130,173

Supplemental Schedule of Cash Flow Activities
Cash Paid for Interest	$2,015	$1,729
Non-Cash Financing and Investing Activities
Prepaid Asset Financed by Note Payable	$159,188	$240,848
Capital Expenditures Included in Accounts Payable	$5,463	$188,019
Capital Expenditures Included in Stock Payable	$—	$11,605
Stock-Based Compensation Capitalized to Unproved Properties	$—	$113,697

 The accompanying notes are an integral part to these condensed financial statements.

6

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

December 31, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company,” “GulfSlope,” “our” and words of similar import), a Delaware corporation, is an independent crude oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana in less than 450 feet of water depth for 16 of our 17 prospects. The Company currently has under lease 17 federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases” in this Report) and has licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

Since March 2013, we have been singularly focused on identifying high-potential oil and gas prospects. We have licensed 3-D seismic data covering approximately 2.2 million acres and have evaluated this data using advanced interpretation technologies. As a result of these analyses, we have identified and acquired leases on 17 prospects that we believe may contain economically recoverable hydrocarbon deposits, and we plan to continue to conduct more refined analyses of our prospects as well as target additional lease and property acquisitions. Our activities have been focused exclusively in the federal waters of the Gulf of Mexico. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which we believe will allow for any discoveries to be developed faster and less expensively with the goal to reduce economic risk while increasing returns.

As of December 31, 2016, we have no proved reserves.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The condensed financial statements included herein are unaudited. However, these condensed financial statements include all adjustments (consisting of normal recurring adjustments) which in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2016, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and filed with the Securities and Exchange Commission on December 27, 2016.

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

Liquidity/Going Concern

The Company has incurred accumulated losses as of December 31, 2016 of $34.1 million. Further losses are anticipated in developing our business. As a result, our auditor expressed substantial doubt about our ability to continue as a going concern on its report for the year ended September 30, 2016. As of December 31, 2016, we had $0.05 million of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $4 million to meet its obligations and planned expenditures through February 2018. The Company plans to finance its operations through the issuance of equity, debt financings, joint ventures and the further sale of working interests in prospects.  Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan.  Short term needs have been historically funded through loans from executive management and other related parties. There are no assurances that financing will be available with acceptable terms, if at all.  If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2016, the Company’s oil and gas properties consisted of unproved properties and no proved reserves.

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

As the Company has incurred losses for the three months ended December 31, 2016 and 2015, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of December 31, 2016 and 2015, there were 118,268,823 and 52,389,171 potentially dilutive shares, respectively.

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

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

In March 2014, the Company was awarded 21 blocks in the Central Gulf of Mexico Lease Sale 231, conducted by the Bureau of Ocean Energy Management (“BOEM”). In March 2015, the Company was awarded two blocks in the Central Gulf of Mexico Lease Sale 235. During the quarter ended June 30, 2016, the Company relinquished six of the lease blocks acquired in 2014. The relinquished leases are Ewing Bank 904 and 945, Garden Banks 173, Eugene Island 395, Vermilion 393 and South Marsh Island 187. The capitalized lease costs of $2,610,678 associated with these blocks were recorded as impairment of oil and natural gas properties. The Company also deducted $280,000 as an impairment of certain capitalized exploration costs that were directly allocable to the relinquished blocks, for a total impairment deduction of $2,890,678.

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

In May 2016, the Company entered into a letter of intent (the “LOI”) with Texas South that sets out the terms and conditions of a proposed farm-out arrangement (the “Farm-out”) to develop two shallow-depth oil and gas prospects located on offshore Gulf of Mexico blocks currently leased by the Company. Through December 31, 2016 the Company received $400,000 under the terms of the LOI. In accordance with full cost requirements, the Company recorded the proceeds from the transaction as an adjustment to the capitalized costs of its oil & gas properties with no gain or loss recognition. The Company also received lease rental reimbursements of $63,147 under the terms of this letter of intent.

The Company paid $632,665 and $807,755 in gross annual lease rental payments to the BOEM for the year ended September 30, 2016 and 2015, respectively. The Company’s share of these amounts are included in unproved properties.

For the year ended September 30, 2016, the Company incurred $1,354,674 in consulting fees and salaries and benefits associated with full-time geoscientists, and $463,497 associated with technological infrastructure, third party hosting services and seismic data. The Company capitalized these G&G costs because the Company owned specific unevaluated properties that these costs relate to.  At June 30, 2016, a portion of these costs, $280,000, specifically related to leases relinquished in June 2016 were immediately impaired.  These remaining capitalized amounts when added to the amount paid in 2016 for lease rental payments of $632,665 and netted with the 2016 receipts from sale of a working interest of $400,000 as well as the relinquished leases impairment amount of $2,610,678 subtracting lease rentals receivable of $191,171 results in unproved oil and gas properties of $4,526,171, reflected on our balance sheet at September 30, 2016.

For the quarter ended December 31, 2016, the Company incurred $56,679 in consulting fees and salaries and benefits associated with geoscientists, and $7,713 associated with technological infrastructure and third party hosting services. The Company capitalized these G&G costs because the Company owned specific unevaluated properties that these costs relate to. These amounts when added to unproved properties at September 30, 2016 result in $4,590,563 unproved properties at December 31, 2016.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April through September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current chief executive officer.  The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, John Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock, which shares were issued in July 2013. Between June of 2014 and September 2016, the Company entered into promissory notes whereby it borrowed a total of $2,773,000 from Mr. Seitz. The notes are not convertible, due on demand and bear interest at a rate of 5% per annum. Additionally, during the quarter ended December 31, 2016, the Company entered into promissory notes with John Seitz whereby it borrowed a total of $93,000. The notes are not convertible, due on demand and bear interest at the rate of 5% per annum.  As of December 31, 2016 the total amount owed to John Seitz, our CEO, is $8,166,000. There was a total of $885,335 of unpaid interest associated with these loans included in accrued interest payable within our balance sheet as of December 31, 2016.

From August 2015 through February 2016 the Company entered into promissory notes whereby it borrowed a total of $267,000 from Dr. Ronald Bain, its current president and chief operating officer, and his affiliate ConRon Consulting, Inc. These notes are not convertible, due on demand and bear interest at the rate of 5% per annum. As of December 31, 2016, the total amount owed to Dr. Bain and his affiliate was $267,000. There was a total of $18,047 of accrued interest associated with these loans and the Company has recorded interest expense for the same amount. Interest expense for the quarter ended December 31, 2016 is $3,412. Dr. Ronald Bain also entered into a $92,000 convertible promissory note with associated warrants (“Bridge Financing”) under the same terms received by other investors (see Note 5).

Domenica Seitz, CPA, a related party, has provided accounting consulting services to the Company. During the three month period ended December 31, 2016, services provided were valued at $14,880 based on market-competitive salaries, time devoted and professional rates. The Company has accrued these amounts, and they are reflected in the December 31, 2016 condensed financial statements.

On November 15, 2016, a family member of the CEO, a related party, entered into a $50,000 convertible promissory note with associated warrants (“Bridge Financing”) under the same terms received by other investors (see Note 5).

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

NOTE 5 – BRIDGE FINANCING – CONVERTIBLE PROMISSORY NOTES WITH ASSOCIATED WARRANTS

Between June and August 2016, the Company issued ten convertible promissory notes with associated warrants in a private placement to accredited investors for total gross proceeds of $787,000. Two of the notes were to related parties for proceeds totaling $172,000, including the extinguishment of $70,000 worth of related party payables. The convertible notes have a maturity of one year, bear an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. In addition to the convertible notes, the investors received 26.2 million warrants (5.7 million to the above mentioned related parties) with an exercise price of $0.03 and a term of the earlier of three years or upon a change of control. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible notes and warrants based on their relative fair values. This resulted in an allocation of $431,527 to the warrants and $355,473 to the convertible notes. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible notes to the fair value of the shares they are convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $355,473. Accordingly, the debt discount associated with these notes was $887,000. Such discount will be amortized using the effective interest rate method over the term (one year) of the convertible notes. For the quarter ended December 31, 2016 amortization of this discount totaled $198,367 and is included in interest expense in the statement of operations. Accrued interest expense at December 31, 2016 is $31, 333.

In November 2016 the Company issued a convertible promissory note with associated warrants in a private placement to a related party and an accredited investor for total gross proceeds of $50,000. The convertible note has a maturity of one year, bears an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. In addition to the convertible note, the investor received 1.7 million warrants with an exercise price of $0.03 and a term of the earlier of three years or upon a change of control. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible notes and warrants based on their relative fair values. This resulted in an allocation of $20,895 to the warrants and $29,105 to the convertible notes. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $28,895. Accordingly, the debt discount associated with this note was $49,790. Such discount will be amortized using the effective interest rate method over the term (one year) of the convertible note. For the quarter ended December 31, 2016 amortization of this discount totaled $6,275 and is included in interest expense in the statement of operations. Accrued interest expense at December 31, 2016 is $511.

On December 28, 2016, the Company issued a convertible promissory note with 500,000 shares of restricted stock and 550,000 warrants in a private placement to an accredited investor for $50,000 in proceeds. The warrants have a five year term and an exercise price of $0.10. The promissory note has a face value of $55,555 and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $450,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no material instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible note, restricted common stock, and warrants based on their relative fair values. This resulted in an allocation of $8,460 to the restricted stock, $7,969 to the warrants and $33,571 to the convertible note. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $33,571. Accordingly, at December 28, 2016, the debt discount associated with these notes was $55,555. Such discount will be amortized using the effective interest rate method over the term (seven months) of the convertible note. For the three months ended December 31, 2016 amortization of this discount totaled $786 and is included in interest expense in the statement of operations. Accrued interest expense at December 31, 2016 is $3,333.

NOTE 6 – COMMON STOCK/PAID IN CAPITAL

In September 2014, the Company awarded 3,030,000 shares of restricted stock to six employees under the Company’s 2014 Omnibus Incentive Plan, one-half of which vested in September 2015 and the remaining half vested in September 2016

In March 2016, the Company issued 520,273 shares of common stock to one vendor as consideration for services rendered in the ordinary course of business.

As discussed in Note 5, between June and November 2016, the Company issued 27.9 million warrants in conjunction with convertible notes payable. The warrants have an exercise price of $0.03 and a term of the earlier of 3 years or upon a change of control. Based upon the allocation of proceeds between the convertible notes payable and the warrants, approximately $452,422 was allocated to the warrants.

The fair value of the warrants were determined using the Black Scholes valuation model with the following key assumptions:

	June 2016	July 2016	August 2016	November 2016
Number of Warrants Issued	12.9 million	10 million	3.3 million	1.6 million
Stock Price:	$0.054	$0.040	$0.032	$0.029
Exercise Price:	$0.03	$0.03	$0.03	$0.03
Term:	3 years	3 years	3 years	3 years
Risk Free Rate:	.87%	.80%	.88%	1.28%
Volatility:	135%	138%	137%	131%

In December 2016, 500,000 shares of restricted stock were issued in conjunction with a financing transaction (see Note 5).

As discussed in Note 5, in December 2016, the Company issued 550,000 warrants in conjunction with a convertible note payable. The warrants have an exercise price of $0.10 and a term of the earlier of 5 years or upon a change of control. Based upon the allocation of proceeds between the convertible note payable and the warrants, approximately $13,188 was allocated to the warrants.

The fair value of the warrants were determined using the Black Scholes valuation model with the following key assumptions:

December 2016
Number of Warrants Issued	550,000
Stock Price:	$0.028
Exercise Price:	$0.10
Term:	5 years
Risk Free Rate:	2.02%
Volatility:	155%

NOTE 7– STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $0 and $205,395 in stock-based compensation during the three months ended December 31, 2016, and December 31, 2015, respectively. For the three months ended December 31, 2015, a portion of these costs, $113,697 were capitalized to unproved properties and the remainder were recorded as general and administrative expenses.

The following table summarizes the Company’s stock option activity during the three months ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2015	2,000,000	—
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2016	2,000,000	$0.12	2.55
Vested and expected to vest	2,000,000	$0.12	2.55
Exercisable at December 31, 2016	2,000,000	—	—

As of December 31, 2016 there was no stock-based compensation cost. There was no intrinsic value for options outstanding as of December 31, 2016.  As of December 31, 2016 there was no unrecognized stock-based compensation.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In March 2013, the Company licensed certain seismic data pursuant to two agreements. With respect to the first agreement, as of December 31, 2016, the Company has paid $6,135,500 in cash, with no additional amount due. With respect to the second agreement, as of December 31, 2016, the Company has paid $3,009,195 in cash and is obligated to pay $1,003,065 during fiscal 2017.

In October 2016, the Company purchased a directors and officers’ insurance policy for $170,850 and financed $155,010 of the premium by executing a note payable. The balance of the note payable at December 31, 2016 is $124,496.

NOTE 9 – SUBSEQUENT EVENTS

The company entered into a promissory note with John Seitz in January 2017 whereby it borrowed a total of $56,500. The note is due on demand, bears interest at the rate of 5% per annum, and the principal amount is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by investors.

The Company awarded 33.5 million stock options to certain employees and directors on January 1, 2017 from the Company’s 2014 Omnibus Incentive Plan. The stock options vested 50% on January 1, 2017 and the remaining 50% will vest on January 1, 2018. The stock options have an exercise price of $0.0278 per share and a term of seven years.

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

Historical Operations

GulfSlope Energy, Inc. is an independent oil and natural gas exploration company whose interests are concentrated in the United States, Gulf of Mexico federal waters offshore Louisiana.  The Company has leased 17 federal Outer Continental Shelf blocks (referred to as “leases” in this report) and licensed 2.2 million acres (440 blocks) of three-dimensional (3-D) seismic data in its area of concentration. All but one of our 17 prospects are located in 450 feet or less of water depth.

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

In March 2014 and 2015, we competitively bid at the Central Gulf of Mexico Lease Sale 231 and 235 and were awarded 23 blocks.  After evaluating our leasehold position in 2016, we relinquished six lease blocks leaving the company with 17 Outer Continental Shelf blocks and 17 prospects that we believe may contain economically recoverable hydrocarbon deposits.

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

Through December 31, 2016, we have spent approximately $26.1 million on the acquisition, reprocessing, and interpretation of seismic data associated with our seismic license agreements and these costs were capitalized as oil and gas exploration costs which are subject to periodic evaluation for impairment. Approximately $18.2 million of these seismic-related expenses were incurred prior to the leasing of our offshore blocks and as a result, these capitalized costs were impaired for accounting purposes. Approximately $7.9 million of our exploration expenditures were incurred subsequent to the leasing of our offshore blocks and these expenses have been capitalized. These capitalized exploration costs when added with our lease acquisition and annual lease rental costs of $7.1 million and netted with the $10.4 million from the sale of working interest results in the $4.6 million reflected as Unproved Oil and Natural Gas Properties on our Condensed Balance Sheet as of December 31, 2016.

We have historically operated our business with working capital deficits and these deficits have historically been funded by equity investments and loans from management. As of December 31, 2016, we had $.05 million of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $4 million to meet its obligations and planned expenditures through February of 2018. This does not include any capital expenditures related to exploration drilling costs. The Company plans to finance its operations through the issuance of equity, debt financings or joint ventures. There are no assurances that financing will be available with acceptable terms, if at all.

Current Operations

In 2016, the Company completed the technical work on seven sub-salt prospects and has declared these to be drill ready. The Phase I drilling program consists of seven planned test wells and the Company estimates the current cost to drill these wells to be between $150 and $180 million. The recoverable resource potential of the Phase I program is estimated to be more than 800 mmboe (million barrels oil equivalent) on a gross (100% working interest) and unrisked basis. Additional prospects are expected to be advanced to the drill ready stage through new seismic reprocessing and/or additional seismic acquisition. The Company continues to be active in the evaluation of potential mergers and acquisitions that it deems to be attractive opportunities. Any such merger or acquisition is likely to be financed through a combination of debt and equity.

As a result of the extensive reprocessing and mapping of its licensed 3D seismic data, the Company has also developed two shallow depth prospects with drilling depths of approximately 5,000 feet. In May 2016, the Company entered into a letter of intent (the “LOI”) with Texas South that sets out the terms and conditions of a proposed farm-out arrangement (the “Farm-out”) to develop these shallow-depth oil and gas prospects located on offshore Gulf of Mexico blocks currently leased by the Company. Through December 31, 2016 the Company received $400,000 under the terms of the LOI. In accordance with full cost requirements, the Company recorded the proceeds from the transaction as an adjustment to the capitalized costs of its oil & gas properties with no gain or loss recognition. The Company also received lease rental reimbursements of $63,147 under the terms of this letter of intent.

The Company has taken the preliminary steps to enable drilling operations to commence in 2017 for both the shallow and Phase I programs and plans to use consultants who are experienced in drilling and operations in the GOM. Accordingly, the Company has provided a draft of its Master Service Agreement (MSA) to potential vendors and solicited bids for essential services.

The Company has incurred accumulated losses for the period from inception to December 31, 2016 of approximately $34.1 million, and has a net capital deficiency.  Further losses are anticipated in developing its business.  As a result, the Company’s auditor expressed substantial doubt about its ability to continue as a going concern on its report for the year ended September 30, 2016.  As of December 31, 2016, the Company had approximately $0.05 million of unrestricted cash on hand.  The Company estimates that it will need to raise a minimum of $4 million to meet its obligations and planned expenditures through February 2018. These expenditures include lease rentals to the BOEM, general and administrative expenses, and costs associated with IT and seismic acquisition and processing.  The Company plans to extend the agreements associated with loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. The Company plans to finance the Company through best-efforts equity and/or debt financings and farm-out agreements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2016, the Company’s oil and gas properties consisted of capitalized exploration and acquisition costs for unproved properties and no proved reserves.

Property and equipment are carried at cost.  We assess the carrying value of our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

A more complete discussion of our critical accounting policies is included in our annual report on Form 10-K as of September 30, 2016, which was filed with the Securities and Exchange Commission on December 27, 2016.

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

For a more complete discussion of the factors affecting comparability of our future results, see the risk factors included in Item 1A our annual report on Form 10-K as of September 30, 2016, which was filed with the Securities and Exchange Commission on December 27, 2016.

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

No revenue was recorded during the three months ended December 31, 2016 and 2015. General and administrative expenses were approximately $0.2 million for the three months ended December 31, 2016, compared to approximately $0.6 million for the three months ended December 31, 2015. This decrease is primarily due to decreased salary, stock compensation expense and legal and marketing expenses. Interest expense was $0.3 million for the three months ended December 31, 2016 compared to $0.1 million for the three months ended December 31, 2015. This increase is due to the increase in debt required to meet operating expenses.

Liquidity and Capital Resources

As of December 31, 2016, we had $0.05 million of cash on hand. The Company estimates that it will need to raise a minimum of $4 million to meet its obligations and planned expenditures through February 2018. The Company plans to finance its operations through the issuance of equity, debt financings, joint ventures and the further sale of working interests in prospects. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred losses from inception to December 31, 2016 of $34.1 million. Further losses are anticipated as we develop our business. As of December 31, 2016, we had $0.05 million of cash on hand. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

For the three months ended December 31, 2016, the Company used approximately $0.1 million of net cash in operating activities, compared with approximately $0.4 million of net cash used in operating activities for the three months ended December 31, 2015, due to reduced salary and stock compensation expense and reduced legal and marketing expenses. For the three months ended December 31, 2016 we used approximately $0.06 million of cash in investing activities compared with approximately $0.9 million of cash in investing activities for the three months ended December 31, 2015 primarily due to $0.8 million more of exploration costs for the three months ended December 31, 2015. For the three months ended December 31, 2016 we received approximately $0.2 million of net cash from financing activities, compared with approximately $0.05 million being used in financing activities for the three months ended December 31, 2015.

We will need to raise additional funds to cover expenditures planned after February 2017, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

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

At December 31, 2016, we had approximately $8.4 million of fixed-rate debt outstanding. All fixed-rate debt has a weighted average interest rate of 5%. We also had $.9 million of convertible debt with a weighted average interest rate of .079%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended September 30, 2016, which was filed with the Securities and Exchange Commission on December 27, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2016, the Company issued 500,000 shares of restricted stock to a lender as part of a financing transaction.

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

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	02/14/2017	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer,
and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	02/14/2017	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer