Form 10-Q
period 2017-03-31
GULFSLOPE ENERGY, INC.
filed 2017-05-15
CIK 1341726

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

Commission File No. 000-51638

GULFSLOPE ENERGY, INC.

(Exact Name of Issuer as Specified in its Charter)

Delaware	16-1689008
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

2500 CityWest Blvd., Suite 800

Houston, Texas 77042

 (Address of Principal Executive Offices)

(281) 918-4100

 (Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Sec 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares outstanding of our common stock, as of May 15, 2017, was 685,152,225.

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

2

PART I - FINANCIAL STATEMENTS (Unaudited)

Item 1. Financial Statements.

 GulfSlope Energy, Inc.

Condensed Balance Sheets

As of March 31, 2017and September 30, 2016

(Unaudited)

	March 31, 2017	September 30, 2016

Assets
Current Assets
Cash and Cash Equivalents	$64,407	$64,114
Prepaid Expenses and Other Current Assets	127,312	38,311
Accounts Receivable, Net	—	63,147
Total Current Assets	191,719	165,572
Property and Equipment, Net of Depreciation	10,468	24,288
Oil and Natural Gas Properties, Full Cost Method of Accounting
Unproved Properties	4,774,429	4,526,171
Total Non-Current Assets	4,784,897	4,550,459
Total Assets	$4,976,616	$4,716,031

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$440,917	$426,271
Related Party Payable	286,629	265,834
Accrued Interest Payable	1,067,830	812,383
Accrued Expenses and Other Payables	1,321,927	1,352,929
Loans from Related Parties	8,692,276	8,382,891
Notes Payable	78,270	4,156
Convertible Promissory Notes Payable	482,855	153,358
Stock Payable	11,605	11,605
Total Current Liabilities	12,382,309	11,409,427
Total Liabilities	12,382,309	11,409,427
Stockholders’ Deficit
Preferred Stock; par value ($0.001);
Authorized 50,000,000 shares
none issued or outstanding	—	—
Common Stock; par value ($0.001);	685,152	682,402
Authorized 975,000,000 shares; 685,152,225 and
682,902,225 issued and outstanding, respectively
Additional Paid-in-Capital	26,815,322	26,151,376
Accumulated Deficit	(34,906,167)	(33,527,174)
Total Stockholders’ Deficit	(7,405,693)	(6,693,396)
Total Liabilities and Stockholders’ Deficit	$4,976,616	$4,716,031

 The accompanying notes are an integral part to these condensed financial statements.

 GulfSlope Energy, Inc.

Condensed Statements of Operations

For the Three and Six Months Ended March 31, 2017 and 2016

(Unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016	For the six months ended March 31, 2017	For the six months ended March 31, 2016
Revenues	$—	$—	$—	$—
Impairment of Oil and Natural Gas Properties	—	—	—	—
General & Administrative Expenses	456,898	422,454	676,826	1,009,604
Net Loss from Operations	(456,898)	(422,454)	(676,826)	(1,009,604)
Other Income/(Expenses):
Interest Income	—	—	—	—
Interest Expense	(369,332)	(103,367)	(702,167)	(206,743)
Net Loss Before Income Taxes	(826,230)	(525,821)	(1,378,993)	(1,216,347)
Provision for Income Taxes	—	—	—	—
Net Loss	$(826,230)	$(525,821)	$(1,378,993)	$(1,216,347)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	684,327,225	680,163,471	683,356,895	676,159,210

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

 Condensed Statements of Cash Flows

For the Six Months Ended March 31, 2017 and 2016

(Unaudited)

	For the six months ended March 31, 2017	For the six months ended March 31, 2016
OPERATING ACTIVITIES
Net Loss	$(1,378,993)	$(1,216,347)
Adjustments to reconcile net loss to net cash
From Operating Activities:
Change in Accounts Receivable	63,147	—
Depreciation	13,820	26,087
Stock-based Compensation Expense	327,531
Stock Issued for Services	—	182,298
Debt Discount Amortization	444,172	—
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Prepaid Expenses	70,186	125,718
Increase/(Decrease) in Accounts Payable and Stock Payable	(34,006)	107,030
Increase/(Decrease) in Related Party Payable	20,795	29,760
Increase/(Decrease) in Accrued Interest	255,447	203,128
Increase/(Decrease) in Accrued Liabilities	—	39,514
Net Cash From Operating Activities	(217,901)	(502,812)

INVESTING ACTIVITIES
Exploration Costs	(91,232)	(966,307)
Net Cash From Investing Activities	(91,232)	(966,307)

FINANCING ACTIVITIES
Proceeds from Related Party Loans	244,500	228,000
Proceeds from Convertible Promissory Notes and Warrants	150,000	—
Payments on Notes Payable	(85,074)	(126,801)
Net Cash From Financing Activities	309,426	101,199

Net Increase/(Decrease) in Cash	293	(1,367,920)
Beginning Cash Balance	64,114	1,428,014
Ending Cash Balance	$64,407	$60,094

Supplemental Schedule of Cash Flow Activities
Cash Paid for Interest	$2,547	$3,615
Non-Cash Financing and Investing Activities
Prepaid Asset Financed by Note Payable	$159,188	$240,848
Capital Expenditures Included in Accounts Payable	$17,651	$191,878
Capital Expenditures Included in Stock Payable	$—	$11,605
Stock-Based Compensation Capitalized to Unproved Properties	$139,375	$225,747

 The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

March 31, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company,” “GulfSlope,” “our” and words of similar import), a Delaware corporation, is an independent crude oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana. The Company currently has under lease 17 federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases” in this Report).

Since March 2013, we have been singularly focused on identifying high-potential oil and gas prospects. We have licensed 3-D seismic data covering approximately 2.2 million acres and have evaluated this data using advanced interpretation technologies. As a result of these analyses, we have identified and acquired leases on 17 prospects that we believe may contain economically recoverable hydrocarbon deposits, and we plan to continue to conduct more refined analyses of our prospects as well as target additional lease and property acquisitions. Our activities have been focused exclusively in the federal waters of the Gulf of Mexico. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists. Sixteen of our seventeen prospects are in less than 450 feet of water depth. We believe this will allow for any discoveries to be developed faster and less expensively, given our goal to reduce economic risk while increasing returns.

As of March 31, 2017, we have no proved reserves.

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

Liquidity/Going Concern

The Company has incurred accumulated losses as of March 31, 2017 of $34.9 million. Further losses are anticipated in developing our business. As a result, our auditor expressed substantial doubt about our ability to continue as a going concern on its report for the year ended September 30, 2016. As of March 31, 2017, we had $0.06 million of unrestricted cash on hand. Management has analyzed its cash needs for the 12 month period beginning from the filing date of these financial statements, and determined that the Company will need to raise a minimum of $4 million to meet its obligations and planned expenditures through May 2018. The Company plans to finance its operations through the issuance of equity, debt financings or joint ventures, further sale of working interests in prospects or bridge financing. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan.  Short term needs have been historically funded through loans from executive management and other related parties. There are no assurances that financing will be available with acceptable terms, if at all.  If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve-month period. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depreciation, depletion and amortization rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

As of March 31, 2017, the Company’s oil and gas properties consisted of unproved properties and no proved reserves.

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

As the Company has incurred losses for the six months ended March 31, 2017 and 2016, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of March 31, 2017 and 2016, there were 159,353,071 and 52,947,389 potentially dilutive shares, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. As amended, the new standard is effective for annual reporting periods beginning after December 15, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.The Company does not anticipate the adoption of this standard to have a material impact on its financial statements.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15 (“ASU No. 2014-15”), Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU No. 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is now effective, and has been adopted by the Company. See the liquidity and going concern section of Note 2 for the further discussion on management’s analysis.

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

In May 2016, the Company entered into a letter of intent (the “LOI”) with Texas South that sets out the terms and conditions of a proposed farm-out arrangement (the “Farm-out”) to develop two shallow-depth oil and gas prospects located on offshore Gulf of Mexico blocks currently leased by the Company. Through March 31, 2017 the Company received $400,000 under the terms of the LOI. In accordance with full cost requirements, the Company recorded the proceeds from the transaction as an adjustment to the capitalized costs of its oil & gas properties with no gain or loss recognition. The Company also received lease rental reimbursements of $63,147 under the terms of this letter of intent.

The Company paid $0 and $632,665 in gross annual lease rental payments to the BOEM for the six months ended March 31, 2017 and year ended September 30, 2016, respectively. The Company’s share of these amounts are included in unproved properties.

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

For the six months ended March 31, 2017, the Company incurred $86,731 in consulting fees, salaries and benefits, $139,375 in stock option costs associated with geoscientists, and $22,152 associated with technological infrastructure and third party hosting services. The Company capitalized these G&G costs because the Company owned specific unevaluated properties that these costs relate to. These amounts when added to unproved properties at September 30, 2016 result in $4,774,429 unproved properties at March 31, 2017.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April through September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current chief executive officer. The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, John Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock, which shares were issued in July 2013. Between June of 2014 and December 2015, the Company entered into promissory notes whereby it borrowed a total of $2,410,000 from Mr. Seitz. The notes are not convertible, due on demand and bear interest at a rate of 5% per annum. During January through September 2016, the Company entered into promissory notes whereby it borrowed a total of $363,000 from Mr. Seitz. The notes are due on demand, bear interest at the rate of 5% per annum, and the outstanding principal and interest is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by unaffiliated investors. Additionally, during the six months ended March 31, 2017, the Company entered into promissory notes with John Seitz whereby it borrowed a total of $194,500. The notes are due on demand, bear interest at the rate of 5% per annum, and the outstanding principal and interest is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by unaffiliated investors. As of March 31, 2017 the total amount owed to John Seitz, our CEO, is $8,267,500. There was a total of $987,861 of unpaid interest associated with these loans included in accrued interest payable within our balance sheet as of March 31, 2017.

From August 2015 through February 2016 the Company entered into promissory notes whereby it borrowed a total of $267,000 from Dr. Ronald Bain, its current president and chief operating officer, and his affiliate ConRon Consulting, Inc. These notes are not convertible, due on demand and bear interest at the rate of 5% per annum. As of March 31, 2017, the total amount owed to Dr. Bain and his affiliate was $267,000. There was a total of $21,385 of accrued interest associated with these loans and the Company has recorded interest expense for the same amount. During the fiscal year ended September 30, 2016, Dr. Ronald Bain also entered into a $92,000 convertible promissory note with associated warrants (“Bridge Financing”) under the same terms received by other investors (see Note 5).

Domenica Seitz, CPA, a related party, has provided accounting consulting services to the Company. During the three and six month period ended March 31, 2017, services provided were $5,915 and $20,795, respectively. The Company has accrued these amounts, and they are reflected in the March 31, 2017 condensed financial statements.

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

On January 1, 2017, 1.25 million restricted shares, that vested in September 2016, were issued to an employee.

On January 1, 2017, 33.5 million stock options were granted to six employees and two directors of the Company. The CEO was not included in the award. The stock options vested 50% on January 1, 2017 and the remaining 50% will vest on January 1, 2018, provided that the option holder continues to serve as an employee or director on the vesting date. The stock options are exercisable for seven years from the original grant date of January 1, 2017, until January 1, 2024.

NOTE 5 – BRIDGE FINANCING – CONVERTIBLE PROMISSORY NOTES WITH ASSOCIATED WARRANTS

Between June and November 2016, the Company issued eleven convertible promissory notes with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000. Three of the notes were to related parties for proceeds totaling $222,000, including the extinguishment of $70,000 worth of related party payables. The convertible notes have a maturity of one year, bear an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. In addition to the convertible notes, the investors received 27.9 million warrants (7.4 million to the above mentioned related parties) with an exercise price of $0.03 and a term of the earlier of three years or upon a change of control. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible notes and warrants based on their relative fair values. This resulted in an allocation of $452,422 to the warrants and $384,578 to the convertible notes. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible notes to the fair value of the shares they are convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $384,368. Accordingly, the debt discount associated with these notes was $836,790. Such discount will be amortized using the effective interest rate method over the term (one year) of the convertible notes. For the quarter ended March 31, 2017 amortization of this discount totaled $206,332 and is included in interest expense in the statement of operations. Accrued interest expense for the quarter ended March 31, 2017 is $16, 740.

On December 28, 2016, the Company issued a convertible promissory note with 500,000 shares of restricted stock and 550,000 warrants in a private placement to an accredited investor for $50,000 in proceeds. The warrants have a five-year term and an exercise price of $0.10. The promissory note has a face value of $55,555 and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $450,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no material instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible note, restricted common stock, and warrants based on their relative fair values. This resulted in an allocation of $8,460 to the restricted stock, $7,969 to the warrants and $33,571 to the convertible note. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $33,571. Accordingly, at December 28, 2016, the debt discount associated with these notes was $55,555. Such discount will be amortized using the effective interest rate method over the term (seven months) of the convertible note. For the three months ended March 31, 2017 amortization of this discount totaled $23,585 and is included in interest expense in the statement of operations. Accrued interest expense for the quarter ended March 31, 2017 is zero.

On March 14, 2017, the Company issued a convertible promissory note with 1,000,000 shares of restricted stock and 1,100,000 warrants in a private placement to an accredited investor for $100,000 in proceeds. The warrants have a five-year term and an exercise price of $0.10. The promissory note has a face value of $111,111 and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $350,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no material instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible note, restricted common stock, and warrants based on their relative fair values. This resulted in an allocation of $17,250 to the restricted stock, $14,051 to the warrants and $68,699 to the convertible note. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $68,699. Accordingly, at March 14, 2017, the debt discount associated with these notes was $111,111. Such discount will be amortized using the effective interest rate method over the term (seven months) of the convertible note. For the three months ended March 31, 2017 amortization of this discount totaled $8,827 and is included in interest expense in the statement of operations. Accrued interest expense for the quarter ended March 31, 2017 is $6,666.

NOTE 6 – COMMON STOCK/PAID IN CAPITAL

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

The fair value of the warrants were determined using the Black Scholes valuation model with the following key assumptions:

	June 2016	July 2016	August 2016	November 2016
Number of Warrants Issued	12.9 million	10.0 million	3.3 million	1.7 million
Stock Price:	$0.054	$0.040	$0.032	$0.029
Exercise Price:	$0.03	$0.03	$0.03	$0.03
Term:	3 years	3 years	3 years	3 years
Risk Free Rate:	.87%	.80%	.88%	1.28%
Volatility:	135%	138%	137%	131%

In December 2016, 500,000 shares of restricted stock were issued in conjunction with a financing transaction (see Note 5).

As discussed in Note 5, in December 2016, the Company issued 550,000 warrants in conjunction with a convertible note payable. The warrants have an exercise price of $0.10 and a term of the earlier of 5 years or upon a change of control. Based upon the allocation of proceeds between the convertible note payable and the warrants, approximately $7,969 was allocated to the warrants.

In March 2017, 1,000,000 shares of restricted stock were issued in conjunction with a financing transaction (see Note 5).

As discussed in Note 5, in March 2017, the Company issued 1,100,000 warrants in conjunction with a convertible note payable. The warrants have an exercise price of $0.10 and a term of the earlier of 5 years or upon a change of control. Based upon the allocation of proceeds between the convertible note payable and the warrants, approximately $14,051 was allocated to the warrants.

The fair value of the warrants were determined using the Black Scholes valuation model with the following key assumptions:

	December 2016	March 2017
Number of Warrants Issued	550,000	1,100,000
Stock Price:	$0.028	$0.0279
Exercise Price:	$0.10	$0.10
Term:	5 years	5 years
Risk Free Rate:	2.02%	2.13%
Volatility:	155%	127%

NOTE 7– STOCK-BASED COMPENSATION

On January 1, 2017, 33.5 million stock options were granted to 6 employees and 2 directors of the Company. The CEO was not included in the award. The stock options vested 50% on January 1, 2017 and the remaining 50% will vest on January 1, 2018, provided that the option holder continues to serve as an employee or director on the vesting date. The stock options are exercisable for seven years from the original grant date of January 1, 2017, until January 1, 2024.

The fair value of the stock-options were determined using the Black Scholes valuation model with the following key assumptions:

January 1, 2017
Number of Stock Options Awarded	33,500,000
Stock Price:	$0.0278
Exercise Price:	$0.0278
Term:	4 years
Risk Free Rate:	1.71%
Volatility:	127%

The Company used the historical volatility of its stock for the period March 21, 2013 (the date the exploration activities began) through January 1, 2017 for the Black Scholes computation. The Company has no historical data regarding the expected life of the options and therefore used the simplified method of calculating the expected life. The risk free rate was calculated using the U.S. Treasury constant maturity rates similar to the expected life of the options, as published by the Federal Reserve. The Company has no plans to declare any future dividends.

Stock-based compensation cost is measured at the grant date, using the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $466,906 in stock-based compensation during the three and six months ended March 31, 2017, and $202,650 and $408,044 in stock-based compensation during the three and six months ended March 31, 2016, respectively. A portion of these costs, $139,375 and $112,050, were capitalized to unproved properties and the remainder were recorded as general and administrative expenses for the three months ended March 31, 2017 and 2016, respectively. For the six months ended March 31, 2017 and 2016, $139,375 and $225,746, respectively, were capitalized to unproved properties.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2016	2,000,000	$0.12	—
Granted	33,500,000	$.0278	4 years
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at March 31, 2017	35,500,000	$.0330	3.9 years
Vested and expected to vest	18,750,000	$.0330	3.9 years
Exercisable at March 31, 2017	18,750,000	.0330	—

As of March 31, 2017, remaining expense to be recognized related to outstanding options was $280,144.

As of March 31, 2017 there was $33,500 of intrinsic value for stock options outstanding as of March 31, 2017.

On January 1, 2017, 1.25 million restricted shares, that vested in September 2016, were issued to an employee.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In March 2013, the Company licensed certain seismic data pursuant to two agreements. With respect to the first agreement, as of March 31, 2017, the Company has paid $6,135,500 in cash, with no additional amount due. With respect to the second agreement, as of March 31, 2017, the Company has paid $3,009,195 in cash and is obligated to pay $1,003,065 during fiscal 2017.

In October 2016, the Company purchased a directors and officers insurance policy for $170,850 and financed $155,010 of the premium by executing a note payable. The balance of the note payable at March 31, 2017 is $78,270.

NOTE 9 – SUBSEQUENT EVENTS

The company entered into a promissory note with John Seitz in May 2017 whereby it borrowed a total of $27,000. The note is due on demand, bears interest at the rate of 5% per annum, and the principal amount is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by unaffiliated investors.

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

Through March 31, 2017, we have spent approximately $26.3 million on the acquisition, reprocessing, and interpretation of seismic data associated with our seismic license agreements and these costs were capitalized as oil and gas exploration costs which are subject to periodic evaluation for impairment. Approximately $18.2 million of these seismic-related expenses were incurred prior to the leasing of our offshore blocks or were related to relinquished blocks and as a result, these capitalized costs were impaired for accounting purposes. Approximately $8.1 million of our exploration expenditures were incurred subsequent to the leasing of our offshore blocks and these expenses have been capitalized. These capitalized exploration costs when added with our lease acquisition and annual lease rental costs of $7.1 million and netted with the $10.4 million from the sale of working interest results in the $4.8 million reflected as Unproved Oil and Natural Gas Properties on our Condensed Balance Sheet as of March 31, 2017.

We have historically operated our business with working capital deficits and these deficits have historically been funded by equity investments and loans from management. As of March 31, 2017, we had $.06 million of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $4 million to meet its obligations and planned expenditures through May of 2018. This does not include any capital expenditures related to exploration drilling costs. The Company plans to finance its operations through the issuance of equity, debt financings or joint ventures. There are no assurances that financing will be available with acceptable terms, if at all.

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

As a result of the extensive reprocessing and mapping of its licensed 3D seismic data, the Company has also developed two shallow depth prospects with drilling depths of approximately 5,000 feet. In May 2016, the Company entered into a letter of intent (the “LOI”) with Texas South that sets out the terms and conditions of a proposed farm-out arrangement (the “Farm-out”) to develop these shallow-depth oil and gas prospects located on offshore Gulf of Mexico blocks currently leased by the Company. Through March 31, 2017 the Company received $400,000 under the terms of the LOI. In accordance with full cost requirements, the Company recorded the proceeds from the transaction as an adjustment to the capitalized costs of its oil & gas properties with no gain or loss recognition. The Company also received lease rental reimbursements of $63,147 under the terms of this letter of intent. The company is currently seeking additional partners to share the cost of the planned drilling program.

The Company has taken the preliminary steps to enable drilling operations to commence in 2017 for both the shallow and Phase I programs and plans to use consultants, who are experienced in drilling and operations in the GOM, to conduct operations. The Company has provided a draft of its Master Service Agreement (MSA) to potential vendors and solicited bids for essential services.

The Company has incurred accumulated losses for the period from inception to March 31, 2017 of approximately $34.9 million, and has a net capital deficiency.  Further losses are anticipated in developing its business.  As a result, the Company’s auditor expressed substantial doubt about its ability to continue as a going concern on its report for the year ended September 30, 2016.  As of March 31, 2017, the Company had approximately $0.06 million of unrestricted cash on hand.  Management has analyzed its cash needs for the 12 month period beginning from the filing date of these financial statements, and determined that it will need to raise a minimum of $4 million to meet its obligations and planned expenditures through May 2018. These expenditures include lease rentals to the BOEM, general and administrative expenses, and costs associated with IT and seismic acquisition and processing.  The Company plans to extend the agreements associated with loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. The Company plans to finance the Company through best-efforts equity and/or debt financings and farm-out agreements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2017, the Company’s oil and gas properties consisted of capitalized exploration and acquisition costs for unproved properties and no proved reserves.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

No revenue was recorded during the three months ended March 31, 2017 and 2016. General and administrative expenses were approximately $0.5 million for the three months ended March 31, 2017, compared to approximately $0.4 million for the three months ended March 31, 2016. This increase is primarily due to stock compensation expense. Interest expense was $0.4 million for the three months ended March 31, 2017 compared to $0.1 million for the three months ended March 31, 2016. This increase is due to the increase in debt required to meet operating expenses.

Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

No revenue was recorded during the six months ended March 31, 2017 and 2016. General and administrative expenses were approximately $0.7 million for the six months ended March 31, 2017, compared to approximately $1.0 million for the six months ended March 31, 2016. This decrease was primarily due to a decrease in salaries, legal, marketing and insurance expense. Interest expense was $0.7 million for the six months ended March 31, 2017 compared to $0.2 million for the six months ended March 31, 2016. This increase is due to the increase in debt required to meet operating expenses.

Liquidity and Capital Resources

As of March 31, 2017, we had $0.06 million of cash on hand. The Company estimates that it will need to raise a minimum of $4 million to meet its obligations and planned expenditures through May 2018. The Company plans to finance its operations through the issuance of equity, debt financings or joint ventures, further sale of working interests in prospects, and bridge financing. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred losses from inception to March 31, 2017 of $34.9 million. Further losses are anticipated as we develop our business. As of March 31, 2017, we had $0.06 million of cash on hand. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

For the six months ended March 31, 2017, the Company used approximately $0.2 million of net cash in operating activities, compared with approximately $0.5 million of net cash used in operating activities for the six months ended March 31, 2016, due to reduced salary and reduced legal and marketing expenses. For the six months ended March 31, 2017 we used approximately $0.09 million of cash in investing activities compared with approximately $1.0 million of cash used in investing activities for the six months ended March 31, 2016 primarily due to $0.9 million more of exploration costs for the six months ended March 31, 2016. For the six months ended March 31, 2017 we received approximately $0.3 million of net cash from financing activities, compared with approximately $0.1 million being received in financing activities for the six months ended March 31, 2016. This difference is primarily due to the December 2016 and the March 2017 convertible promissory notes.

We will need to raise additional funds to cover expenditures planned after May 2017, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

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

At March 31, 2017, we had approximately $8.5 million of fixed-rate debt outstanding owed to management. All fixed-rate debt has a weighted average interest rate of 5%. We also had approximately $1 million of convertible debt with a weighted average interest rate of .077%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2016, the Company issued 500,000 shares of restricted stock to a third party lender as part of a financing transaction.

In March 2017, the Company issued 1,000,000 shares of restricted stock to a third party lender as part of a financing transaction.

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

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	05/15/2017	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer,
and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	05/15/2017	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer

