Form 10-Q
period 2017-06-30
GULFSLOPE ENERGY, INC.
filed 2017-08-14
CIK 1341726

U. S. Securities and Exchange Commission

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2017

Commission File No. 000-51638

GULFSLOPE ENERGY, INC.

(Exact name of the issuer as specified in its charter)

Delaware	16-1689008
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

2500 CityWest Blvd., Suite 800

Houston, Texas 77042

(Address of Principal Executive Offices)

(281) 918-4100

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of our common stock, as of August 14, 2017, was 687,152,225.

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

2

PART I - FINANCIAL STATEMENTS

June 30, 2017

C O N T E N T S

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

GulfSlope Energy, Inc.

Condensed Balance Sheets

As of June 30, 2017 and September 30, 2016

(Unaudited)

	June 30, 2017	September 30, 2016
Assets
Current Assets
Cash and Cash Equivalents	$24,456	$64,114
Accounts Receivable, Net	—	63,147
Prepaid Expenses and Other Current Assets	97,270	38,311
Total Current Assets	121,726	165,572
Property and Equipment, Net of Depreciation	6,526	24,288
Oil and Natural Gas Properties, Full Cost Method of Accounting
Unproved Properties	1,799,644	4,526,171
Total Non-Current Assets	1,806,170	4,550,459
Total Assets	$1,927,896	$4,716,031
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$472,058	$426,271
Related Party Payable	292,544	265,834
Accrued Expenses and Other Payables	1,321,927	1,352,929
Accrued Interest Payable	1,192,471	812,383
Notes Payable	36,210	4,156
Convertible Promissory Notes Payable	695,244	153,358
Stock Payable	11,605	11,605
Loan from Related-Party	8,985,675	8,382,891
Total Current Liabilities	13,007,734	11,409,427
Total Liabilities	13,007,734	11,409,427
Stockholders’ Deficit
Preferred Stock; par value ($0.001);	—	—
Authorized 50,000,000 shares; none issued or outstanding
Common Stock; par value ($0.001);	685,152	682,402
Authorized 975,000,000 shares; 685,152,225 and 682,402,225 issued and outstanding, respectively
Additional Paid-in-Capital	26,959,404	26,151,376
Accumulated Deficit	(38,724,394)	(33,527,174)
Total Stockholders’ Deficit	(11,079,838)	(6,693,396)
Total Liabilities and Stockholders’ Deficit	$1,927,896	$4,716,031

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Operations

For the Three and Nine Months Ended June 30, 2017 and 2016

(Unaudited)

	For the three months ended June 30, 2017	For the three months ended June 30, 2016	For the nine months ended June 30, 2017	For the nine months ended June 30, 2016
Revenues	$—	$—	$—	$—
Impairment of Oil and Natural Gas Properties	3,316,212	2,890,678	3,316,212	2,890,678
General & Administrative Expenses	67,857	296,777	744,682	1,306,381
Net Loss from Operations	(3,384,069)	(3,187,455)	(4,060,894)	(4,197,059)
Other Income/(Expenses):
Interest Expense	(383,457)	(127,656)	(1,085,625)	(334,399)
Loss on Debt Extinguishment	(50,701)	—	(50,701)	—
Net Loss Before Income Taxes	(3,818,227)	(3,315,111)	(5,197,220)	(4,531,458)
Provision for Income Taxes	—	—	—	—
Net Loss	$(3,818,227)	$(3,315,111)	$(5,197,220)	$(4,531,458)
Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	685,152,225	680,512,225	683,955,339	677,604,919

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended June 30, 2017 and 2016

(Unaudited)

	For the nine months ended June 30, 2017	For the nine months ended June 30, 2016
OPERATING ACTIVITIES
Net Loss	$(5,197,220)	$(4,531,458)
Adjustments to Reconcile Net Loss to Cash used in Operating Activities:
Impairment of Oil and Natural Gas Properties	3,316,212	2,890,678
Change in Allowance for Doubtful Accounts Receivable	(128,024)	—
Depreciation	17,763	37,384
Stock Based Compensation	393,037	257,898
Debt Discount Amortization	701,959	22,266
Loss on Debt Extinguishment	50,701	—
Changes in Operating Assets and Liabilities
(Increase) Decrease in Accounts Receivable	191,171	—
(Increase) Decrease in Prepaid Expenses and Other Current Assets	100,230	185,698
Increase (Decrease) in Accounts Payable and Stock Payable	(35,843)	101,482
Increase (Decrease) in Related Party Payable	26,710	49,577
Increase (Decrease) in Accrued Interest Payable	380,088	307,412
Increase/(Decrease) in Accrued Liabilities and Other Payables	—	39,514
Net Cash used in Operating Activities	(183,216)	(639,549)

INVESTING ACTIVITIES
Proceeds from Sale of Working Interest	—	400,000
Leases Purchased / Lease Rentals	(257,689)	(505,945)
Exploration Costs	(114,119)	(1,062,461)
Net Cash used in Investing Activities	(371,808)	(1,168,406)

FINANCING ACTIVITIES
Proceeds from Related Party Loans	492,500	487,000
Payments on Note Payable	(127,134)	(189,896)
Proceeds from Convertible Promissory Notes and Warrants	150,000	215,000
Net Cash provided by Financing Activities	515,366	512,104

Net Decrease in Cash	(39,658)	(1,295,851)
Beginning Cash Balance	64,114	1,428,014
Ending Cash Balance	$24,456	$132,163

Supplemental Schedule of Cash Flow Activities
Cash Paid for Interest	$4,144	$4,722
Non-Cash Financing and Investing Activities
Capital Expenditures Included in Accounts Payable	$50,628	$260,313
Prepaid Asset Financed by Note Payable	$159,188	$240,848
Related Party Payable Settled through Issuance of Bridge Financing Notes	$—	$70,000
Capital Expenditures Included in Stock Payable	$—	$11,605
Stock Based Compensation Capitalized to Unproved Properties	$167,250	$324,797

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

  June 30, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company,” “GulfSlope,” “our” and words of similar import), a Delaware corporation, is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico (“GOM”) federal waters offshore Louisiana. The Company currently has under lease eleven federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases” in this Report).

Since March 2013, we have been singularly focused on identifying high-potential oil and gas prospects located on the shelf in the U.S. GOM. We have licensed 3-D seismic data covering approximately 2.2 million acres and have evaluated this data using advanced interpretation technologies. As a result of these analyses, we have identified and acquired leases on multiple prospects that we believe may contain economically recoverable hydrocarbon deposits, and we plan to continue to conduct more refined analyses of our prospects as well as target additional lease and property acquisitions. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists. We have nine prospects that we deem technically complete and ready to drill, all of which are located in such shallow waters. We believe this will allow for any discoveries to be developed faster and less expensively, given our goal to reduce economic risk while increasing returns. Recent actions of the Bureau of Ocean Energy Management (“BOEM”) have reduced the royalty rate for leases in future lease sales in water depths of less than 200 meters (approximately 656 feet) from 18.75% to 12.5%, further enhancing the economics for drilling.

As of June 30, 2017, we have no production or proved reserves.

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

Liquidity/Going Concern

The Company has incurred accumulated losses as of June 30, 2017 of $38.7 million. Further losses are anticipated in developing our business. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. As of June 30, 2017, we had $.02 million of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $4 million to meet its obligations and planned expenditures through August 2018. The Company plans to finance its operations through the issuance of equity and debt, joint ventures including farm-outs, or further sales of working interests in prospects. Our policy has been to periodically raise funds through sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management and other related parties. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining adequate financing, operations would need to be curtailed or ceased, including those associated with being a public reporting company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2017, the Company’s oil and gas properties consisted of unproved properties and no proved reserves.

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

As the Company has incurred losses for the nine months ended June 30, 2017 and 2016, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of June 30, 2017 and 2016, there were 163,805,888 and 81,885,606 potentially dilutive shares, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. As amended, the new standard is effective for annual reporting periods beginning after December 15, 2017. Early application is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has no revenues to date and does not anticipate the adoption of this standard to have a material impact on its financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 provides guidance on the following specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the impact of this update, but does not expect it to have a material impact on its financial statements.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statements.

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

In March 2014 and 2015, the Company was awarded a total of 23 Outer Continental Shelf blocks in the Central Gulf of Mexico. During the quarter ended June 30, 2016, the Company relinquished six of the lease blocks acquired. The capitalized lease costs of $2,610,678 associated with these blocks were recorded as impairment of oil and natural gas properties. The Company also deducted $280,000 as an impairment of certain capitalized exploration costs that were directly allocable to the relinquished blocks, for a total impairment deduction of $2,890,678 for the quarter ended June 30, 2016.  During the quarter ended June 30, 2017, the Company relinquished six lease blocks. The capitalized lease costs of $2,054,212 associated with these blocks were recorded as impairment of oil and natural gas properties. The Company also deducted $1,262,000 as an impairment of certain capitalized exploration costs that were directly allocable to the 2017 relinquished blocks, for a total impairment deduction of $3,316,212.

In May 2016, the Company entered into a letter agreement subject to execution of definitive documents (the “letter agreement”) with Texas South that sets out the terms and conditions of a proposed farm-out arrangement (the “Farm-out”) to develop two shallow-depth oil and gas prospects located on offshore Gulf of Mexico blocks currently leased by the Company. Through June 30, 2017 the Company received $400,000 under the terms of the letter agreement. In accordance with full cost requirements, the Company recorded the proceeds from the transaction as an adjustment to the capitalized costs of its oil & gas properties with no gain or loss recognition. The Company also received lease rental reimbursements of $63,147 for 2016 and $63,147 for 2017 under the terms of this letter agreement.

The Company paid $376,368 and $632,665 in gross annual lease rental payments to the BOEM for the nine months ended June 30, 2017 and the year ended September 30, 2016, respectively. The Company’s share of these amounts are included in unproved properties.

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

For the nine months ended June 30, 2017, the Company incurred $130,675 in consulting fees, salaries and benefits, $167,250 in stock option costs associated with geoscientists, and $34,073 associated with technological infrastructure and third party hosting services. The Company capitalized these G&G costs because the Company owned specific unevaluated properties that these costs relate to. These capitalized amounts when added to the amount paid in 2017 for lease rental payments of $376,368 and netted with the 2017 receipts from working interest portion of annual rentals $118,680 as well as the relinquished leases impairment amount of $3,316,212 results in unproved oil and gas properties of $1,799,645 reflected on our balance sheet at June 30, 2017.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April through September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current chief executive officer. The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, John Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock, which shares were issued in July 2013. Between June of 2014 and December 2015, the Company entered into promissory notes whereby it borrowed a total of $2,410,000 from Mr. Seitz. The notes are not convertible, due on demand and bear interest at a rate of 5% per annum. During January through September 2016, the Company entered into promissory notes whereby it borrowed a total of $363,000 from Mr. Seitz. The notes are due on demand, bear interest at the rate of 5% per annum, and the outstanding principal and interest is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by unaffiliated investors. Additionally, during the nine months ended June 30, 2017, the Company entered into promissory notes with John Seitz whereby it borrowed a total of $442,500. The notes are due on demand, bear interest at the rate of 5% per annum, and the outstanding principal and interest is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by unaffiliated investors. As of June 30, 2017 the total amount owed to John Seitz, our CEO, is $8,515,500. There was a total of $1,092,388 of unpaid interest associated with these loans included in accrued interest payable within our balance sheet as of June 30, 2017.

From August 2015 through February 2016 the Company entered into promissory notes whereby it borrowed a total of $267,000 from Dr. Ronald Bain, its current president and chief operating officer, and his affiliate ConRon Consulting, Inc. These notes are not convertible, due on demand and bear interest at the rate of 5% per annum. As of June 30, 2017, the total amount owed to Dr. Bain and his affiliate was $267,000. There was a total of $24,759.17 of accrued interest associated with these loans and the Company has recorded interest expense for the same amount. During the fiscal year ended September 30, 2016, Dr. Ronald Bain also entered into a $92,000 convertible promissory note with associated warrants (“Bridge Financing”) under the same terms received by other investors (see Note 5).

Domenica Seitz, CPA, a related party, has provided accounting consulting services to the Company. During the three and nine month period ended June 30, 2017, services provided were $5,915 and $26,710, respectively. The Company has accrued these amounts, and they are reflected in the June 30, 2017 condensed financial statements.

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

All employees of the Company (including executive management), who are all shareholders of the Company, have been paid a reduced salary plus benefits beginning on January 1, 2016.

On January 1, 2017, 1.25 million restricted shares, which had vested in September 2016, were issued to an employee.

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

NOTE 5 – BRIDGE FINANCING – CONVERTIBLE PROMISSORY NOTES WITH ASSOCIATED WARRANTS

Between June and November 2016, the Company issued eleven convertible promissory notes with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000. Three of the notes were to related parties for proceeds totaling $222,000, including the extinguishment of $70,000 worth of related party payables. The convertible notes have a maturity of one year, bear an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. In addition to the convertible notes, the investors received 27.9 million warrants (7.4 million to the above mentioned related parties) with an exercise price of $0.03 and a term of the earlier of three years or upon a change of control. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible notes and warrants based on their relative fair values. This resulted in an allocation of $452,422 to the warrants and $384,578 to the convertible notes. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible notes to the fair value of the shares they are convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $384,368. Accordingly, the debt discount associated with these notes was $836,790. Such discount will be amortized using the effective interest rate method over the term (one year) of the convertible notes. For the three and nine months ended June 30, 2017 amortization of this discount totaled $186,359 and $597,331 and is included in interest expense in the statement of operations. Accrued interest expense for the three and nine months ended June 30, 2017 is $16,740, and $49,731.

Upon maturity of eight of the eleven promissory notes in June 2017, the Company issued 3,225,000 extension warrants (equal to 25% of the original warrant amount) to the holders of the notes to extend the terms to January 15, 2018. The Company evaluated this modification including considering the fair value of the warrants issued and concluded that extinguishment accounting was required as the present value of future cash flows from the new note, including the fair value of the warrants issued to extend, exceeded the present value of future cash flows of the old note by more than 10%. The fair value of the warrants was deemed to be $50,701 and such amount was recognized immediately as a loss on extinguishment of debt. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions: (1) Stock price: $0.025; (2) Exercise price: $0.03; (3) Term: 2 years; (4) Risk free rate: 1.35%; and (5) Volatility: 135%.

On December 28, 2016, the Company issued a convertible promissory note with 500,000 shares of restricted stock and 550,000 warrants in a private placement to an accredited investor for $50,000 in proceeds. The warrants have a five-year term and an exercise price of $0.10. The promissory note has a face value of $55,555 and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $450,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no material instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible note, restricted common stock, and warrants based on their relative fair values. This resulted in an allocation of $8,460 to the restricted stock, $7,969 to the warrants and $33,571 to the convertible note. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $33,571. Accordingly, at December 28, 2016, the debt discount associated with these notes was $55,555. Such discount will be amortized using the effective interest rate method over the term (seven months) of the convertible note. For the three and nine months ended June 30, 2017 amortization of this discount totaled $23,810 and $48,181, respectively and is included in interest expense in the statement of operations. Accrued interest expense for the three and nine months ended June 30, 2017 is zero and $3,333, respectively.

On March 14, 2017, the Company issued a convertible promissory note with 1,000,000 shares of restricted stock and 1,100,000 warrants in a private placement to an accredited investor for $100,000 in proceeds. The warrants have a five-year term and an exercise price of $0.10. The promissory note has a face value of $111,111 and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $350,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no material instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible note, restricted common stock, and warrants based on their relative fair values. This resulted in an allocation of $17,250 to the restricted stock, $14,051 to the warrants and $68,699 to the convertible note. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $68,699. Accordingly, at March 14, 2017, the debt discount associated with these notes was $111,111. Such discount will be amortized using the effective interest rate method over the term (seven months) of the convertible note. For the three and nine months ended June 30, 2017 amortization of this discount totaled $47,619 and $56,446 respectively and is included in interest expense in the statement of operations. Accrued interest expense for the three and nine months ended June 30, 2017 is zero and $6,667, respectively.

NOTE 6 – COMMON STOCK/PAID IN CAPITAL

In March 2016, the Company issued 520,273 shares of common stock to one vendor as consideration for services rendered in the ordinary course of business.

As discussed in Note 5, between June and November 2016, the Company issued 27.9 million warrants in conjunction with $837,000 convertible notes payable. The warrants have an exercise price of $0.03 and a term of the earlier of 3 years or upon a change of control. Based upon the allocation of proceeds between the convertible notes payable and the warrants, approximately $452,422 was allocated to the warrants.

As discussed in Note 5, in June 2017, 3.2 million additional warrants were awarded to the holders of Bridge Notes that matured in June 2017.

The fair value of the warrants were determined using the Black Scholes valuation model with the following key assumptions:

	June 2016	July 2016	August 2016	November 2016	June 2017
Number of Warrants Issued	12.9 million	10.0 million	3.3 million	1.7 million	3.2 million
Stock Price:	$0.054	$0.040	$0.032	$0.029	$0.025
Exercise Price:	$0.03	$0.03	$0.03	$0.03	$0.03
Term:	3 years	3 years	3 years	3 years	2 years
Risk Free Rate:	.87%	.80%	.88%	1.28%	1.35%
Volatility:	135%	138%	137%	131%	135%

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

NOTE 7– STOCK-BASED COMPENSATION

On January 1, 2017, 1.25 million restricted shares, which had vested in September 2016, were issued to an employee.

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

Stock-based compensation cost is measured at the grant date, using the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $93,381 and $560,287 in stock-based compensation during the three and nine months ended June 30, 2017, and $174,650 and $582,694 in stock-based compensation during the three and nine months ended June 30, 2016, respectively. A portion of these costs, $27,875 and $99,050, were capitalized to unproved properties and the remainder were recorded as general and administrative expenses for the three months ended June 30, 2017 and 2016, respectively. For the nine months ended June 30, 2017 and 2016, $167,250 and $324,797, respectively, were capitalized to unproved properties.

The following table summarizes the Company’s stock option activity during the nine months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2016	2,000,000	$0.12	—
Granted	33,500,000	$.0278	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at June 30, 2017	35,500,000	$.0330	3.4 years
Vested and expected to vest	18,750,000	$.0330	3.4 years
Exercisable at June 30, 2017	18,750,000	.0330	—

As of June 30, 2017, remaining expense to be recognized related to outstanding options was $186,763.

As of June 30, 2017 there was zero intrinsic value for stock options outstanding as of June 30, 2017.

NOTE 8– COMMITMENTS AND CONTINGENCIES

In March 2013, the Company licensed certain seismic data pursuant to two agreements. With respect to the first agreement, as of June 30, 2017, the Company has paid $6,135,500 in cash, with no additional amount due. With respect to the second agreement, as of June 30, 2017, the Company has paid $3,009,195 in cash and is obligated to pay $1,003,065.

In October 2016, the Company purchased a directors and officers’ insurance policy for $170,850 and financed $155,010 of the premium by executing a note payable. The balance of the note payable at June 30, 2017 is $31,494.

NOTE 9 – SUBSEQUENT EVENTS

The company entered into a promissory note with John Seitz in July and August 2017 whereby it borrowed a total of $50,000. The note is due on demand, bears interest at the rate of 5% per annum, and the principal amount is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by unaffiliated investors.

The maturity date of $400,000 of convertible promissory notes that matured in July and August of 2017 were extended to January 15, 2018 in exchange for 3.3 million of additional warrants.

The $50,000 promissory note dated December 28, 2016 that matured in July 2017 was extended until August 30, 2017 and $20,000 was converted into 2 million shares of the company’s stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above.

Historical Operations

GulfSlope Energy, Inc. is an independent oil and natural gas exploration company whose interests are concentrated in the United States, Gulf of Mexico federal waters offshore Louisiana.  The Company currently has under lease eleven federal Outer Continental Shelf blocks (referred to as “leases” in this report) and licensed 2.2 million acres (440 blocks) of three-dimensional (3-D) seismic data in its area of concentration. We have identified nine ready to drill prospects, all of which are located in 450 feet or less of water depth.

The Company has invested significant technical person hours in the proprietary interpretation and the associated high-end reprocessing of this seismic data. The result of this proprietary interpretation has been the identification of multiple prospects that we believe may have substantial potential hydrocarbon deposits. Based on this extensive high grading and analysis, we currently have 11 blocks under lease in the federal waters of Offshore Gulf of Mexico. We believe the proprietary reprocessing and contiguous nature of our licensed 3-D seismic data gives us an advantage over other exploration and production (“E&P”) companies operating in our focus area. We have identified multiple prospects that are covered by our leases and throughout this Report we refer to these acquired leases as our “portfolio.”

In March 2014 and 2015, we competitively bid at the Central Gulf of Mexico Lease Sale 231 and 235 and were awarded 23 blocks.  After technical high grading we evaluated our leasehold position in 2016 and 2017 and relinquished some of our lease blocks leaving the company with eleven Outer Continental Shelf blocks and nine ready to drill prospects that we believe may contain economically recoverable hydrocarbon deposits.

Through June 30, 2017, we have spent approximately $26.4 million on the acquisition, reprocessing, and interpretation of seismic data associated with our seismic license agreements and these costs were capitalized as oil and gas exploration costs which are subject to periodic evaluation for impairment. Approximately $19.5 million of these seismic-related expenses were incurred prior to the leasing of our offshore blocks or were related to relinquished blocks and as a result, these capitalized costs were impaired for accounting purposes. Approximately $6.9 million of our exploration expenditures were incurred subsequent to the leasing of our offshore blocks and these expenses have been capitalized. These capitalized exploration costs when added with our net lease acquisition costs results in the $1.8 million reflected as Unproved Oil and Natural Gas Properties on our Condensed Balance Sheet as of June 30, 2017.

We have historically operated our business with working capital deficits and these deficits have historically been funded by equity investments and loans from management. As of June 30, 2017, we had $.02 million of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $4 million to meet its obligations and planned expenditures through August of 2018. This does not include any capital expenditures related to exploration drilling costs. The Company plans to finance its operations through the issuance of equity, debt financings or joint ventures. There are no assurances that financing will be available with acceptable terms, if at all.

Current Operations

In 2016, the Company completed the technical work on seven sub-salt prospects and has declared these to be drill ready. The Phase I drilling program consists of seven planned test wells and the Company estimates the current cost to drill these wells to be between $150 and $200 million. The recoverable resource potential of the Phase I program is estimated to be more than 800 mmboe (million barrels oil equivalent) on a gross (100% working interest) and unrisked basis. Additional prospects are expected to be evaluated for leasing and advanced to the drill ready stage through new seismic reprocessing and/or additional seismic acquisition. Of particular note is the recent action taken by BOEM for future lease sales to reduce the royalty rate on leases in water depths of less than 200 meters (approximately 656 feet) from 18.75 % to 12.5%.

As a result of the extensive reprocessing and mapping of its licensed 3D seismic data, the Company has also developed two shallow depth prospects with drilling depths of approximately 5,000 feet. In May 2016, the Company entered into a letter agreement subject to execution of definitive documents with Texas South that sets out the terms and conditions of a proposed farm-out arrangement (the “Farm-out”) to develop these shallow-depth oil and gas prospects located on offshore Gulf of Mexico blocks currently leased by the Company. Through June 30, 2017 the Company received $400,000 under the terms of the letter agreement. In accordance with full cost requirements, the Company recorded the proceeds from the transaction as an adjustment to the capitalized costs of its oil & gas properties with no gain or loss recognition. The Company also received lease rental reimbursements of $126,294 under the terms of this letter agreement. The company is currently seeking additional partners to share the cost of the planned drilling program.

The Company has taken the preliminary steps to enable drilling operations to commence for both the shallow and Phase I programs and plans to use consultants, who are experienced in drilling and operations in the GOM, to conduct operations.

The Company has incurred accumulated losses for the period from inception to June 30, 2017 of approximately $38.7 million, and has a net capital deficiency.  Further losses are anticipated in developing its business.  As a result, the Company’s auditor expressed substantial doubt about its ability to continue as a going concern on its report for the year ended September 30, 2016.  As of June 30, 2017, the Company had approximately $0.02 million of unrestricted cash on hand.  Management has analyzed its cash needs for the 12 month period beginning from the filing date of these financial statements, and determined that it will need to raise a minimum of $4 million to meet its obligations and planned expenditures through August 2018. These expenditures include lease rentals to the BOEM, general and administrative expenses, and costs associated with IT and seismic acquisition and processing.  The Company plans to extend the agreements associated with loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. The Company plans to finance the Company through best-efforts equity and/or debt financings and farm-out agreements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2017, the Company’s oil and gas properties consisted of capitalized exploration and acquisition costs for unproved properties and no proved reserves.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

No revenue was recorded during the three months ended June 30, 2017 and 2016. We incurred $3.3 million of impairment of capitalized exploration costs for the three months ended June 30, 2017 compared to approximately $2.9 million for the three months ended June 30, 2016. This was primarily due to the relinquishment of six oil & gas leases during each of the quarters ended June 30, 2017 and 2016. General and administrative expenses were approximately $0.1 million for the three months ended June 30, 2017, compared to approximately $0.3 million for the three months ended June 30, 2016. This decrease is primarily due to collection of a previously expensed receivable, reduced insurance, facilities, and stock compensation expense. Interest expense was $0.4 million for the three months ended June 30, 2017 compared to $0.1 million for the three months ended June 30, 2016. This increase is due to the increase in debt required to meet operating expenses. Loss on debt extinguishment was approximately $0.05 million for the three months ended June 30, 2017 compared to zero for the three months ended June 30, 2016. This increase is due to a debt extension transaction that was treated as a debt extinguishment.

Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

No revenue was recorded during the nine months ended June 30, 2017 and 2016. We incurred $3.3 million of impairment of capitalized exploration costs for the nine months ended June 30, 2017 compared to approximately $2.9 million for the nine months ended June 30, 2016. This was primarily due to the relinquishment of six oil & gas leases during each of the nine months ended June 30, 2017 and 2016. General and administrative expenses were approximately $0.7 million for the nine months ended June 30, 2017, compared to approximately $1.3 million for the nine months ended June 30, 2016. This decrease was primarily due to a decrease in salaries, legal, marketing and insurance expense. Interest expense was $1.1 million for the nine months ended June 30, 2017 compared to $0.3 million for the nine months ended June 30, 2016. This increase is due to the increase in debt required to meet operating expenses. Loss on debt extinguishment was approximately $0.05 million for the nine months ended June 30, 2017 compared to zero for the nine months ended June 30, 2016. This increase is due to a debt extension transaction that was treated as a debt extinguishment.

 Liquidity and Capital Resources

As of June 30, 2017, we had $0.02 million of cash on hand. The Company estimates that it will need to raise a minimum of $4 million to meet its obligations and planned expenditures through August 2018. The Company plans to finance its operations through the issuance of equity, debt financings or joint ventures, further sale of working interests in prospects, and bridge financing. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred losses from inception to June 30, 2017 of $38.7 million. Further losses are anticipated as we develop our business. As of June 30, 2017, we had $0.02 million of cash on hand. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

For the nine months ended June 30, 2017, the Company used approximately $0.2 million of net cash in operating activities, compared with approximately $0.6 million of net cash used in operating activities for the nine months ended June 30, 2016, due to reduced salary and reduced legal and marketing expenses. For the nine months ended June 30, 2017 we used approximately $0.04 million of cash in investing activities compared with approximately $1.2 million of cash used in investing activities for the nine months ended June 30, 2016 primarily due to $0.9 million more of exploration costs for the nine months ended June 30, 2016. For the nine months ended June 30, 2017 we received approximately $0.5 million of net cash from financing activities, compared with approximately $0.5 million being received in financing activities for the nine months ended June 30, 2016.

We will need to raise additional funds to cover expenditures planned after August 2017, as well as any additional unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

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

At June 30, 2017, we had approximately $8.8 million of fixed-rate debt outstanding owed to management. All fixed-rate debt has a weighted average interest rate of 5%. We also had approximately $1 million of convertible debt with a weighted average interest rate of .077%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

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

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	08/14/2017	By:	/s/John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	08/14/2017	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer, and Chief Accounting Officer

