Form 10-K
period 2017-09-30
GULFSLOPE ENERGY, INC.
filed 2017-12-29
CIK 1341726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No. 000-51638

GULFSLOPE ENERGY, INC.

(Exact name of the issuer as specified in its charter)

Delaware	16-1689008
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

2500 CityWest Blvd., Suite 760

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The market value of the voting stock held by non-affiliates was $12,599,844 based on 434,477,388 shares held by non-affiliates. These computations are based upon the closing sales price of $0.029 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) on March 31, 2017.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of December 29, 2017
Common Stock, $0.001 par value per share	698,526,625

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

ITEM 1. BUSINESS

Business Development

General

GulfSlope Energy, Inc. (the “Company,” “GulfSlope,” “our” and words of similar import), a Delaware corporation, is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico (“GOM”) federal waters offshore Louisiana in less than 450 feet of water depth. The Company currently has under lease twelve federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases” in this Report) and has licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

Since March 2013, we have been singularly focused on identifying high-potential oil and gas prospects located on the shelf in the U.S. GOM. We have licensed 3-D seismic data covering approximately 2.2 million acres and have evaluated this data using advanced interpretation technologies. As a result of these analyses, we have identified and acquired leases on multiple prospects that we believe may contain economically recoverable hydrocarbon deposits, and we plan to continue to conduct more refined analyses of our prospects as well as target additional lease and property acquisitions. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns. We have nine prospects currently under lease that we deem technically complete and ready to drill. Recent actions of the Bureau of Ocean Energy Management (“BOEM”) have reduced the royalty rate for leases acquired in future lease sales in water depths of less than 200 meters (approximately 656 feet) from 18.75% to 12.5%, which further enhances the economics for the drilling of any leases acquired after August 2017 in these water depths. We currently hold one lease to which this reduced rate applies. We expect that any drilling activities on our prospects will commence no earlier than mid-2018.

Competitive Advantages

Experienced management. Our management has significant experience in finding and developing oil and natural gas. Our team has a track record of discovering and developing multi-billion dollar projects worldwide. The management team is led by John N. Seitz and Ronald A. Bain, who have over 80 years of combined industry experience exploring, discovering, and developing oil and natural gas. We successfully deployed a technical team with over 150 years of combined industry experience exploring for and developing oil and natural gas in the development and execution of our technical strategy. We believe the application of advanced geophysical techniques on a specific geographic area with unique geologic features such as conventional reservoirs whose trapping configurations have been obscured by overlying salt layers distinguishes us from most exploration and production (“E&P”) companies today.

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

Industry leading position in our area of concentration. As a result of interpreting our 3-D seismic data, we currently have twelve blocks under lease. We believe the proprietary reprocessing and contiguous nature of our licensed 3-D seismic data gives us an advantage over other E&P companies operating in our focus area.  We will continue to identify additional leasing opportunities in our focus area that would further enhance our exploration drilling portfolio.

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

Our technical approach to exploration and development is to deploy a team of highly experienced geo-scientists who have current and extensive understanding of the geology and geophysics of the petroleum system within our focus area, thereby decreasing the traditional timing and execution risks of advancing up a learning curve. For data purchases, re-processing and interpretation, our technical staff has prioritized specific geographic areas, with the goal to optimize initial capital outlays.

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

We currently hold twelve leases that comprise nine prospects and we will evaluate additional sources of growth opportunities with companies that hold active leases in our focus area. Our leases have a five-year primary term, expiring in 2019, 2020 and 2022. Additional prospective acreage can be obtained through lease sales, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic acquisition, processing, and/or interpretation may become highly advantageous, in order to more precisely define the most optimal drillable location(s), particularly for development of discoveries.

Drilling and other Exploratory and Development Strategies

With our success in the leasing of our targeted prospects, our plan has been to partner with other entities which could include oil and gas companies and/or financial investors. Our goal is to diversify risk and minimize capital exposure to exploration drilling costs. We expect a portion of our exploration costs to be paid by our partners through these transactions, in return for our delivery of an identified prospect on acreage we control. Such arrangements are a commonly accepted industry method of proportionately recouping pre-drill cost outlays for seismic, land, and associated interpretation expenses. We cannot assure you, however, that we will be able to enter into any such arrangements on satisfactory terms. In any drilling, we expect that our retained working interest will be adjusted based upon factors such as geologic risk and well cost. Early monetization of a discovered asset or a portion of a discovered asset is an option for the Company as a means to fund development or additional exploration projects as an alternative to potential equity or debt offerings. However, if a reasonable value were not received from the market at the discovery stage, then we may elect to retain (subject to lease terms) the discovery asset undeveloped, until a reasonable offer is received in line with our perceived market value, or we may elect to seek development partners on a promoted basis in order to substantially reduce capital development requirements. We will also evaluate and seek to acquire producing properties that have a strategic relationship to our focus area.

Oil and Natural Gas Industry

The oil and gas industry is a complex, multi-disciplinary sector that varies greatly across geographies. As a heavily regulated industry, operating conditions are subject to political regimes and changing legislation. Governments can either induce or deter investment in exploration and production, depending on legal requirements, fiscal and royalty structures and regulation. Beyond political considerations, exploration and production for hydrocarbons is an extremely risky business with multiple failure modes. Exploration and production wells require substantial investment and are long-term projects, sometimes exceeding twenty to thirty years. Regardless of the effort spent on an exploration or production prospect, success is difficult to attain. Even though modern equipment, including seismic equipment and advanced software has helped geologists find producing structures and map reservoirs, they do not guarantee any outcome. Drilling is the only method to ultimately determine whether a prospect will be productive, and even then, many complications can arise during drilling (e.g., those relating to drilling depths, pressure, porosity, weather conditions, permeability of the formation and rock hardness, among others).

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

Oil and gas prices can have a significant impact on the commercial feasibility of a project. Certain projects may become feasible with higher prices or, conversely, may falter with lower prices. Volatility in the price of oil, gas and other commodities has increased and is likely to continue in the future. Beginning in late 2014, a significant decline in oil prices occurred, the decline continued into 2016, and has somewhat stabilized in mid 2017 near $50/bbl. This volatility complicates the assessment of the commercial viability of many oil and gas projects. Most governments have enforced strict regulations to uphold high standards of environmental awareness; thus, holding companies to a high degree of responsibility vis-а-vis protecting the environment. Aside from such environmental factors, oil and gas drilling is often conducted near populated areas. For a company to be successful in its drilling endeavors, working relationships with local communities are crucial to promote business strategies and to avoid the repercussions of disputes that might arise over local business operations. At this time, the Company does not have any production or proved oil or gas reserves.

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

Moreover, the U.S. Congress and the EPA in addition to some state and regional efforts have in recent years considered legislation or regulations to reduce emissions of greenhouse gases.  These efforts have included consideration of cap-and-trade programs, carbon taxes, and greenhouse gas monitoring and reporting programs.  In the absence of federal greenhouse gas limitations, the EPA has determined that greenhouse gas emissions present a danger to public health and the environment, and it has adopted regulations that, among other things, restrict emissions of greenhouse gases under existing provisions of the CAA and may require the installation of control technologies to limit emissions of greenhouse gases.  These regulations would apply to any new or significantly modified facilities that we construct in the future that would otherwise emit large volumes of greenhouse gases together with other criteria pollutants.  Also, certain of our operations are subject to EPA rules requiring the monitoring and annual reporting of greenhouse gas emissions from specified offshore production sources.

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

Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. Also, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more; (ii) September 30, 2019; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on March 31 of each year. We are currently evaluating and monitoring developments with respect to these new rules and we cannot assure you that we will be able to enjoy part or all of the benefits from the JOBS Act. We cannot predict whether investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Competition

We operate in a highly competitive environment for generating, evaluating and drilling prospects and for acquiring properties.  Many of our competitors are major or large independent oil and gas companies that possess and employ financial resources well in excess of the Company’s resources. We believe that we may have to compete with other companies when acquiring leases or oil and gas properties.  These additional resources can be particularly important in reviewing prospects and purchasing properties. Competitors may be able to evaluate and purchase a greater number of properties and prospects than our financial or personnel resources permit. Competitors may also be able to pay more for prospects than we are able or willing to pay. Further, our competitors may be able to expend greater resources on the existing and changing technologies that we believe will impact attaining success in the industry. If we are unable to compete successfully in these areas in the future, our future growth may be diminished or restricted. Furthermore, these companies may also be better able to withstand the financial pressures of unsuccessful drill attempts, delays, sustained periods of volatility in financial or commodity markets and generally adverse global and industry-wide economic conditions, and may be better able to absorb the burdens resulting from changes in relevant laws and regulations, which would adversely affect our operations.

Employees

We currently have seven employees. We utilize consultants, as needed, to perform strategic, technical, operational and administrative functions, and as advisors.

Historical Background

GulfSlope Energy, Inc., a Delaware corporation, is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico (“GOM”) federal waters offshore Louisiana in less than 450 feet of water depth. The Company currently has under lease twelve federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases” in this Report) and has licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

General

Our address is 2500 CityWest Blvd., Suite 760, Houston, Texas 77042 and our telephone number is (281) 918-4100. Our web site can be accessed at www.gulfslope.com. You may access and read our SEC filings through the SEC’s web site (www.sec.gov). This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Financial Condition

Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms, if at all, in the future, which may in turn limit our ability to execute our business strategy.

We expect our capital outlays and operating expenditures to increase substantially over at least the next several years as we expand our operations. Lease acquisition costs, as well as drilling operations are very expensive, and we will need to raise substantial additional capital, through equity offerings, strategic alliances or debt financing in early calendar 2018.

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

We have planned operating expenditures through December 2018 of approximately $4 million, which includes $0.4 million of gross lease rentals to the BOEM, $1 million in seismic data payments and $0.1 million in payments for seismic software licenses, and $2.5 million in operating and exploration costs and general and administrative expenses. We will need to raise funds to cover these and other planned operating expenditures.

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

Our fiscal 2017 audited financial statements express substantial doubt about our ability to continue as a going concern, raising questions as to our continued existence.

We have incurred losses since our inception resulting in an accumulated deficit of approximately $39.2 million at September 30, 2017, and we have a net capital deficiency.  Further losses are anticipated as we continue to develop our business.  As a result, the Company has plans to facilitate our ability to continue as a going concern.  To continue as a going concern, we estimate that we will need approximately $4 million to meet our obligations and planned operating expenditures through December 2018.  These expenditures include lease rentals to the BOEM, general and administrative expenses, and costs associated with IT and seismic acquisition and processing.  In addition, we plan to extend the agreements associated with our loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. We plan to finance our operations through equity and/or debt financings, and farm-out agreements. There are no assurances that financing will be available with acceptable terms, if at all. If we are not successful in obtaining financing, our operations would need to be curtailed or ceased.

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

Our current capital on hand is insufficient to enable us to fully execute our business strategy beyond the first quarter of calendar 2018.  Because we are a company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital.  Our ability to obtain needed financing may be impaired by conditions and instability in the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our leases and prices of oil and natural gas on the commodities markets (which will impact the amount of financing available to us), and/or the loss of key consultants and management. Further, if oil and/or natural gas prices on the commodities markets continue to decrease, then potential revenues, if any, will decrease, which may increase our requirements for capital. Some of the future contractual arrangements governing our operations may require us to maintain minimum capital (both from a legal and practical perspective), and we may lose our contractual rights if we do not have the required minimum capital. If the amount of capital we can raise is not sufficient, we may be required to curtail or cease our operations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at September 30, 2017, we had an accumulated deficit of approximately $39.2 million.  We had no revenues in 2017 and do not anticipate generating revenues in fiscal 2018, or in subsequent periods unless we are successful in discovering economically recoverable oil or gas reserves.  We expect that our operating expenses will increase as we develop our projects.  We expect continued losses in fiscal year 2018, and thereafter until future discoveries are brought online and we begin producing oil and gas.

The majority of our existing debt outstanding is payable on demand.  If we are unable to repay our existing or future debt as it becomes due, we may be unable to continue as a going concern.

As of September 30, 2017, we owed John Seitz, our chief executive officer, a total of $8.7 million in notes, payable on demand and bearing interest at the rate of 5% per annum. Unpaid interest associated with these notes was $1,201,286 as of September 30, 2017. In addition, approximately 28.8% of our outstanding common stock is controlled by Mr. Seitz. We remain dependent upon Mr. Seitz for continued financial support while we seek external financing from potential investors.  If demand for immediate payment of some or all of these notes were to occur, it will threaten our ability to continue as a going concern.

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

Any change to government regulation/administrative practices may have a negative impact on our ability to operate profitably.

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

The commercial viability of our projects is highly dependent on the price of oil and natural gas. Prices also affect our ability to borrow money or raise additional capital. We will need to obtain additional financing to fund our activities. Our ability to do so may be adversely affected by an extended decline in oil prices. If we are unable to obtain such financing when needed, on commercially reasonable terms, we may be required to cease our operations, which could have a materially adverse impact on the market price of our stock. An extended decline in oil prices may have a material adverse effect on our planned operations, financial condition and level of expenditures that we may ultimately have to make for the development of any oil and natural gas reserves we may acquire.

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

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future. For example, during the period from January 1, 2014 to September 30, 2017, NYMEX West Texas Intermediate oil prices ranged from a high of $107.95 per Bbl to a low of $26.19 per Bbl. Average daily prices for NYMEX Henry Hub gas ranged from a high of $8.15 per MMBtu to a low of $1.49 per MMBtu during the same period.  This near term volatility may affect future prices in 2018 and beyond.  The volatility of the energy markets make it difficult to predict future oil and natural gas price movements with any certainty.

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

The failure to timely affect all lease related payments could cause the leases to be terminated by the BOEM.  Net lease rental obligations on our existing prospects are expected to be approximately $0.4 million in fiscal year 2018. Our leases have a five-year primary term, expiring between 2019 and 2022. Each lease may be extended, by drilling a well capable of producing hydrocarbons and submitting a Plan of Production approved by the regulatory authorities.  In addition, the terms of our leases may be extended for an additional three years, provided a well is spud targeting hydrocarbons below 25,000’ “true vertical depth (TVD)” within the primary term of the lease. If we are not successful in raising additional capital, we may be unable to successfully exploit our properties, and we may lose the rights to develop these properties upon the expiration of our leases.

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

Our common stock is traded on the OTC Markets (QB Marketplace Tier), an inter-dealer automated quotation system for equity securities. During the three calendar months preceding filing of this report, the average daily trading volume of our common stock was approximately 479,000 shares. As of December 26, 2017, we had 227 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”).  There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.  This situation is attributable to a number of factors, including, but not limited to:

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

We lease 4,459 square feet of office space at our corporate headquarters at 2500 CityWest Blvd., Suite 760, Houston, Texas 77042.  We own office equipment, office furniture, and computer equipment.

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

Fiscal Year Ended September 30, 2017	High Bid	Low Bid

Fourth Quarter	$0.08	$0.01
Third Quarter	$0.03	$0.01
Second Quarter	$0.04	$0.02
First Quarter	$0.04	$0.02

Fiscal Year Ended September 30, 2016	High Bid	Low Bid

Fourth Quarter	$0.05	$0.03
Third Quarter	$0.07	$0.02
Second Quarter	$0.07	$0.02
First Quarter	$0.06	$0.04

Holders

The number of record holders of the Company’s common stock, as of December 26, 2017, is approximately 227.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Effective May 29, 2014, the Company’s stockholders approved and adopted the Company’s 2014 Omnibus Incentive Plan (the “Plan”). The total number of shares that are available for awards under the Plan are 37,500,000 shares.  3,030,000 shares of restricted stock and 33,500,000 stock options have been awarded under the Plan, as of September 30, 2017.

Equity Compensation Plan Information as of September 30, 2017

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
	(a)	(b)	(c)
Equity compensations plans approved by security holders	33,500,000(2)	$0.0278 per share	970,000
Equity compensations plans not approved by security holders	2,000,000(1)	$0.12 per share	0

(1)        Represents 2,000,000 stock options granted to a former employee, pursuant to an Option Agreement in October 2013, and which vested in October 2014 and 2015, respectively. See Item 8. Financial Statements and Supplementary Data,

(2)        Represents 33,500,000 stock options granted to employees, officers and directors pursuant to an Option Agreement in January 2017, and which vested 50% in January 2017 and the remaining 50% will vest in January of 2018. See Item 9. Financial Statements and Supplementary Data.

Recent Sales of Unregistered Securities

As previously reported in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, the Company sold a convertible promissory note in a private placement to an accredited investor for gross proceeds of $100,000. The promissory note matures in seven months, bears a one time interest rate of 6% and may be converted into common stock of the Company (the “Common Stock”) at $0.02 per share. The accredited investor also received 1 million shares of stock and 1.1 million warrants.

As stated in subsequent events, in October 2017, the Company issued a convertible promissory note with 1 million shares of restricted stock and 1.1 million warrants in a private placement to an accredited investor for $100,000 in proceeds. The warrants have a five year term and an exercise price of $0.10. The promissory note has a face value of $110,000 and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $200,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches.

As stated in subsequent events, in December 2017, the Company issued a convertible promissory note with 1 million shares of restricted stock and 1.1 million warrants in a private placement to an accredited investor for $100,000 in proceeds. The warrants have a five year term and an exercise price of $0.10. The promissory note has a face value of $110,000 and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $100,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.  The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred.  You should read this management’s discussion and analysis of our financial condition and results of operations in conjunction with our historical financial statements included elsewhere in this Annual Report.  In addition to the impact of the matters discussed in “Risk Factors,” our future results could differ materially from our historical results due to a variety of factors, many of which are out of our control.

Overview

GulfSlope Energy, Inc. is an independent oil and natural gas exploration company whose interests are concentrated in the United States, Gulf of Mexico federal waters offshore Louisiana in 450 feet or less of water depth.  The Company has leased twelve federal Outer Continental Shelf blocks (referred to as “leases” in this report) and licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration. Approximately half this data has been reprocessed utilizing Reverse time Migration (RTM) to more accurately define the imaging below salt.

The Company has invested significant technical person hours in the proprietary interpretation of seismic data and the associated reprocessing of this data. The result of this proprietary interpretation has been the identification of multiple prospects that we believe may have substantial potential hydrocarbon deposits.  Our primary objective has been to acquire multiple prospects comprising a portfolio of drilling opportunities.   With the acquisition of multiple targeted lease blocks, we intend to cause exploration wells to be drilled from our portfolio.  We anticipate limiting our capital exposure to exploration drilling costs by seeking to enter into a series of partnerships whereby partners will pay a disproportionate share of exploration drilling costs.  In return, we plan to deliver our seismic and geologic interpretation justifying the exploration drilling and a proportionate ownership interest in the leases.

In March 2014 and 2015, we participated in the Central Gulf of Mexico Lease Sales 231 and 235 and were awarded twenty-three blocks through a competitive bid process.  After evaluating our leasehold position we relinquished six lease blocks in 2016 and six lease blocks in 2017. In August 2017 we competitively bid at the Central Gulf of Mexico Lease Sale 249 and were awarded one block, leaving the Company with twelve Outer Continental Shelf blocks, and nine prospects that we believe may contain economically recoverable hydrocarbon deposits.

For much of 2015, 2016 and 2017, E&P company budgets have been under severe pressure due to the sharp decline in commodity prices.  The decline in drilling activity in the US for these years shows the extreme challenge facing upstream companies as they search for oil and gas projects that make economic sense in the new “lower for longer” environment.  We believe this should make our projects more desirable for industry participation, because the large size of our targets, the enhanced risk reduction from our technical efforts and the natural advantages of nearby infrastructure and shallow waters provide an attractive alternative to deep water or unconventional plays. The company has been very selective in its licensing of 3D seismic data, the reprocessing of that data and the resulting interpretation of that data. The company’s drill ready opportunities are located in relatively shallow water (250 to 450 feet) and at drilling depths of 15,000 to 26,000 feet.  Lower costs to drill and develop when combined with the large size of the targets, results in attractive potential economic returns, even with today’s depressed commodity prices.

However, since the lower commodity price environment has forced E&P companies to slash spending, there is less support for exploration projects and our projects may have to compete with those generated internally by our prospective industry partners.  We believe that commodity prices will recover in 2018 as US onshore production continues to decrease from lack of reinvestment, and that the industry turmoil and uncertainty in upstream spending will moderate as companies adjust to the commodity price environment.

The service industry response to this past year’s lower commodity prices and lower drilling activity has been significant.  We expect the cost to drill our Phase I portfolio to be significantly less than it would have been if drilled in 2014.

In 2016, the Company completed the technical work on seven sub-salt prospects and two shallow prospects above salt. The Company estimates the current cost to drill all of these wells to be between $120 and $150 million. The unrisked recoverable resource potential of this drilling inventory is estimated to be 800 mmboe (million barrels oil equivalent) on a gross (100% working interest).

In 2017 the company has been focused on securing additional partners to facilitate the drilling of its prospect portfolio. To that end, in September 2017 the Company signed a Letter of Intent with an international E&P company for the farm out of the Company’s prospects. The term of the LOI was extended to January 8, 2018 to allow for completion of definitive documentation.

The Company has begun preparations for filing permits to drill two wells in 2018 and will use teams of consultants who are highly experienced in drilling and operations in the GOM to perform the drilling operations. The Company has provided a draft of its Master Service Agreement (MSA) to potential vendors and solicited bids for essential services.

The Company has incurred accumulated losses for the period from inception to September 30, 2017 of approximately $39.2 million, and has a net capital deficiency.  Further losses are anticipated in developing its business.  As a result, there exists substantial doubt about the Company’s ability to continue as a going concern.  As of September 30, 2017, the Company had approximately $0.006 million of unrestricted cash on hand.  The Company estimates that it will need to raise a minimum of $4 million to meet its obligations and planned expenditures through December 2018. These expenditures include lease rentals to the BOEM, general and administrative expenses, and costs associated with IT and seismic acquisition and processing.  The Company also plans to extend the agreements associated with loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. The Company plans to finance the Company through best-efforts equity and/or debt financings and farm-out agreements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2017, the Company’s oil and gas properties consisted of capitalized exploration and acquisition costs for unproved properties and no proved reserves.

Property and equipment are carried at cost.  We assess the carrying value of our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Factors Affecting Comparability of Future Results

Success in Acquiring Oil and Gas Leases or Prospects.  As a result of our 3-D seismic imaging and reprocessing, we currently hold twelve lease blocks in the U.S. Gulf of Mexico, which we believe may potentially contain economically recoverable reserves.

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

Results of Operations for the Twelve Months Ended September 30, 2017 compared to September 30, 2016

We had no sales during the twelve months ended September 30, 2017 and September 30, 2016.  Impairment of oil and gas properties and capitalized exploration costs were approximately $3.3 million for the twelve months ended September 30, 2017 and $2.9 million for the twelve months ended September 30, 2016. The increase of approximately $0.4 million of impairment costs is primarily due to the difference in the capitalized costs and lease acquisition costs of the six lease blocks that were relinquished in June of 2017 compared to the capitalized costs and lease acquisition costs of the six lease blocks that were relinquished in June of 2016.   General and administrative expenses were approximately $1.0 million for the twelve months ended September 30, 2017 compared to approximately $1.7 million for the twelve months ended September 30, 2016.  This decrease in general and administrative expenses of approximately $0.7 million was primarily due to a decrease in rent expense of $0.1 million, a decrease in insurance expense of approximately $0.1 million, a $0.3 million reversal of the allowance for bad debt, and a decrease of professional and marketing fees of $0.2 million.

We had a net loss of approximately $5.7 million for the twelve months ended September 30, 2017, compared to a net loss of $5.2 million for the twelve months ended September 30, 2016.  The increase in net loss of approximately $0.5 million was primarily attributable to the aforementioned $0.4 million increase in impairment of oil and natural gas properties, the above described $0.7 million decrease in general and administrative expenses, and the approximately $0.7 million increase in interest expense.

The basic loss per share for the twelve months ended September 30, 2017 was $0.01, compared to a net loss per share of $0.01 for the twelve months ended September 30, 2016.

For the twelve months ended September 30, 2017, cash used by operating activities totaled $0.3 million which was, $0.7 million lower than in fiscal 2016. The net loss for fiscal 2017 was $5.7 million, an increase of $0.5 million over fiscal 2016. Impairment of oil and natural gas properties was $0.4 million higher than in fiscal 2016. Debt discount amortization was $0.6 million higher in fiscal 2017 and stock based compensation was $0.2 million higher in fiscal 2017 than in fiscal 2016.

For the twelve months ended September 30, 2017, cash used in investment activities was $0.4 million, which was $0.9 million lower than in fiscal 2016. Spending for exploration and lease acquisition costs was $1.3 million lower than in fiscal 2016. Proceeds associated with the sale of working interests was $0.4 million lower in fiscal 2017 than in fiscal 2016.

For the twelve months ended September 30, 2017, cash provided by financing activities was $0.7 million, which was $0.2 million lower than fiscal 2016. Related party debt increased by $0.2 million in 2017. Convertible debt decreased by $0.5 million in fiscal 2017. Payments on notes payable decreased by $0.1 million in fiscal 2017 and stock issued to settle debt increased by $0.1 million in fiscal 2017 compared to fiscal 2016.

As of September 30, 2017, the Company’s unrestricted cash balance was $0.006 million compared to an unrestricted cash balance of $0.06 million as of September 30, 2016.   The Company’s fiscal 2017 unrestricted cash decrease of approximately $0.05 million was primarily due to its net cash used in operating activities of ($0.3) million and an approximate ($0.4) million increase in capitalized exploration and lease acquisition costs net of the sale of working interests, partially offset by $0.7 million of total funds received from related party loans and the sale of convertible debt.

At September 30, 2017, the Company’s assets totaled approximately $1.9 million and primarily consisted of approximately $0.006 million unrestricted cash, $1.88 million oil & natural gas properties, and $0.04 million of net fixed assets prepaid expenses and deposits.  At September 30, 2016, the Company’s assets totaled approximately $4.7 million and were $0.06 million of unrestricted cash, $4.5 million oil and natural gas properties and $0.02 million in fixed assets and $0.1 million of deposits and accounts receivable.

Liquidity and Capital Resources

As of September 30, 2017, we had approximately $0.006 million of cash on hand. As of this date, we owed our chief executive officer $8.68 million in notes, payable on demand and bearing interest at the rate of 5% per annum, $5.3 million of these notes are convertible into shares of common stock at a conversion price of $0.12 per share. We also owed our chief operating officer and his affiliate $0.27 million in notes, payable on demand and bearing interest at the rate of 5% per annum.

As of the date hereof, we believe that cash on hand and additional debt will be sufficient to fund operations through the first calendar quarter of 2018. We have planned operating expenses for fiscal year 2018 of approximately $4.0 million. These expenses are projections only and will vary depending upon a number of factors, including our ability to acquire additional leases, enter into farm-in and farm-out arrangements, and attract partners that are willing to bear some or all of our portion of the costs of conducting exploration drilling activities on the leases we currently own and other leases which we will ultimately acquire. Additionally, depending upon the execution of our business plan, we may determine to acquire additional leasehold interests and fund the acquisition of additional seismic data and seismic processing, through future equity offerings, debt or a combination of both.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended September 30, 2017.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 provides guidance on the following specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the impact of this update, but does not expect it to have a material impact on its financial statements.The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GulfSlope Energy, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

GulfSlope Energy, Inc.

Houston, Texas

We have audited the accompanying balance sheets of GulfSlope Energy, Inc. as of September 30, 2017 and 2016 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GulfSlope Energy, Inc. at September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP
Salt Lake City, Utah
December 29, 2017

GulfSlope Energy, Inc.

BALANCE SHEETS

	As of September 30,
Assets	2017	2016
Current Assets
Cash	$6,426	$64,114
Accounts Receivable, Net	—	63,147
Prepaid Expenses and Other Current Assets	40,573	38,311
Total Current Assets	46,999	165,572
Property and Equipment, net of depreciation	3,484	24,288
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	1,887,879	4,526,171
Total Non-Current Assets	1,891,363	4,550,459
Total Assets	$1,938,362	$4,716,031

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$476,244	$426,271
Related Party Payable	298,458	265,834
Accrued Interest Payable	1,318,188	812,383
Accrued Expenses and Other Payables	1,321,927	1,352,929
Loans from Related Parties	9,155,581	8,382,891
Note Payable	3,690	4,156
Convertible Promissory Notes Payable	669,419	153,358
Stock Payable	11,605	11,605
Total Current Liabilities	13,255,112	11,409,427

Total Liabilities	$13,255,112	$11,409,427
Commitments and Contingencies
Stockholders’ Deficit
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares, none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 975,000,000 as of September 30, 2017 and 2016; issued and outstanding 692,196,625 and 682,402,225, as of September 30, 2017 and 2016, respectively	692,196	682,402
Additional Paid-in Capital	27,212,577	26,151,376
Accumulated Deficit	(39,221,523)	(33,527,174)
Total Stockholders’ Deficit	(11,316,750)	(6,693,396)
Total Liabilities and Stockholders’ Deficit	$1,938,362	$4,716,031

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF OPERATIONS

	For the years ended September 30,
	2017	2016

Revenues	$—	$—
Impairment of Oil and Natural Gas Properties	3,316,212	2,890,678
General & Administrative Expenses	964,309	1,656,062
Net Loss from Operations	(4,280,521)	(4,546,740)
Other Income/(Expenses):
Interest Expense	(1,324,127)	(629,174)
Loss on Debt Extinguishment	(89,701)	—
Net Loss Before Income Taxes	(5,694,349)	(5,175,914)
Provision for Income Taxes	—	—
Net Loss	$(5,694,349)	$(5,175,914)
Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic and Diluted	684,935,344	678,387,357

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the period from September 30, 2015 through September 30, 2017

	Common		Additional Paid-in Capital – Stock to be	Additional Paid-in	Accumulated	Net Stockholders’
	Shares	Amount	Issued	Capital	Deficit	Deficit
Balance September 30, 2015	670,391,952	670,391	230,000	24,460,484	(28,351,260)	(2,990,385)
Common stock issued for services	520,273	521	—	15,087	—	15,608
Common stock issued for cash received in prior period	4,600,000	4,600	(230,000)	225,400	—	—
Common stock issued resulting from anti-dilution provision	5,000,000	5,000	—	(5,000)	—	—
Restricted Common stock issued to employees	1,890,000	1,890	—	(1,890)	—	—
Value of warrants in conjunction with convertible promissory notes	—	—	—	431,528	—	431,528
Value of beneficial conversion feature in conjunction with convertible promissory notes	—	—	—	355,473	—	355,473
Amortization of employee stock options and restricted stock	—	—	—	670,294	—	670,294
Net loss for the twelve months ended September 30, 2016	—	—	—	—	(5,175,914)	(5,175,914)

Balance at September 30, 2016	682,402,225	$682,402	$—	$26,151,376	$(33,527,174)	$(6,693,396)
Restricted Common stock issued to employees	1,250,000	1,250	—	(1,250)	—	—
Amortization of employee stock options	—	—	—	653,670	—	653,670
Value of beneficial conversion feature in conjunction with convertible promissory notes	—	—	—	131,165	—	131,165
Value of warrants in conjunction with convertible promissory notes	—	—	—	81,861	—	81,861
Common Stock Issued for Convertible Promissory Note	1,500,000	1,500	—	24,210	—	25,710
Common Stock Issued for Conversion of Convertible Promissory Note	7,044,400	7,044	—	120,844	—	127,888
Loss from Extension of Due Date and Issuance of Warrants for Convertible Bridge Notes	—	—	—	50,701	(50,701)	—
Net loss for the twelve months ended September 30, 2017	—	—	—	—	(5,643,648)	(5,643,648)
Balance at September 30, 2017	692,196,625	692,196	—	27,212,577	(39,221,523)	(11,316,750)

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF CASH FLOWS

	September 30,
	2017	2016
OPERATING ACTIVITIES
Net Loss	$(5,694,349)	$(5,175,914)
Adjustments to Reconcile Net Loss to Cash Used in Operating Activities:
Impairment of Oil and Natural Gas Properties	3,316,212	2,890,678
Change in Allowance For Doubtful Accounts Receivable	(128,024)	128,024
Depreciation	20,804	46,228
Debt Discount Amortization	810,540	196,249
Loss on Debt Extinguishment	89,701	—
Stock Based Compensation	458,543	283,098
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	191,171	(191,171)
(Increase) Decrease in Prepaid Expenses and other Current Assets	156,927	256,418
Increase (Decrease) in Accounts Payable	(30,205)	74,455
Increase (Decrease) in Related Party Payable	32,626	72,437
Increase (Decrease) in Accrued Interest Payable	509,139	427,852
Increase (Decrease) in Accrued Liabilities and other Payables	—	39,515
Net Cash Used in Operating Activities	(266,915)	(952,133)

INVESTING ACTIVITIES
Leases Purchased / Lease Rentals Paid, Net	(284,089)	(441,494)
Proceeds From Sale of Working Interest	26,400	400,000
Capitalized Exploration Costs	(175,931)	(1,230,593)
Net Cash Used in Investing Activities	(433,620)	(1,272,087)

FINANCING ACTIVITIES
Proceeds from Related Party Loans	652,500	487,000
Payments on Note Payable	(159,653)	(241,680)
Proceeds from Convertible Promissory Notes and Warrants	150,000	615,000
Net Cash Provided by Financing Activities	642,847	860,320

Net Decrease in Cash	(57,688)	(1,363,900)
Beginning Cash Balance	64,114	1,428,014

Ending Cash Balance	$6,426	$64,114

Supplemental Schedule of Cash Flow Activities

Cash Paid for Interest	$4,448	$5,073

Non-Cash Investing and Financing Activities
Prepaid Asset Financed Through Notes Payable	$159,188	$240,848
Related Party Payable Settled Through Issuance of Bridge Financing Notes	—	70,000
Purchase of Developmental Capital Expenditures
Through Issuance of Common Stock	—	15,608
Included in Accounts Payable	49,177	184,772
Through Stock Based Compensation to Employees	195,127	387,197

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

GulfSlope Energy, Inc. (the “Company”, “GulfSlope”, “us”, “we”, or “our”), is an independent oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana.  The Company has leased 12 federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases”) and licensed three-dimensional (3-D) seismic data in its area of concentration.

(b) Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-K and Regulation S-X published by the US Securities and Exchange Commission (the “SEC”). The accompanying financial statements include the accounts of the Company.

(c) Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses through September 30, 2017 of $39.2 million. This factor raises doubt as to the Company’s ability to continue as a going concern. Management intends to raise additional operating funds through equity and/or debt offerings. However there can be no assurance that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail its operations.

(d) Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2017 and September 30, 2016, respectively.

(e) Accounts Receivable

The Company records an accounts receivable for lease rental reimbursements due from joint interest lease holders. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  An allowance for bad debts has been provided based on estimated losses amounting to $128,024 as of September 30, 2016. For the year ended September 30, 2017, this allowance was reversed upon collection of the receivable.

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

As of September 30, 2017, the Company’s oil and gas properties consisted of unproved properties and no proved reserves.

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

(i) Income Taxes

The Company applies the provisions of FASB Accounting Standard Codification (ASC) 740 Income Taxes. This standard requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance is provided if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits as a component of the income tax provision.

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

As the Company has incurred losses for the years ended September 30, 2017 and 2016, the potentially dilutive shares are anti-dilutive and thus not added into the EPS calculations.  As of September 30, 2017 and 2016, there were 164,345,443 and 109,893,291 potentially dilutive shares, respectively.

(m) Statement of Cash Flows

For purposes of the Statements of Cash Flows, the Company considers cash on deposit in the bank to be cash.  The Company had unrestricted cash of $6,426 as of September 30, 2017.  The Company had $64,114 of unrestricted cash as of September 30, 2016.

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

In August 2014, the FASB issued Accounting Standard Update No. 2014-15 (“ASU No. 2014-15”), Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU No. 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU 2014-15 is effective for the Company’s fiscal year beginning October 1, 2017, and interim periods within the fiscal year. The Company has early adopted this standard for the fiscal year ended September 30, 2017. Management’s assessment is that the financial statements for the year ended September 30, 2017 have been prepared on a basis such that there is substantial doubt about the Company’s ability to continue as a going concern. See Note 1(c).

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

NOTE 2 - LIQUIDITY/GOING CONCERN

The Company has incurred accumulated losses as of September 30, 2017 of $39.2 million, and has a net capital deficiency. Further losses are anticipated in developing our business, and there exists substantial doubt about the Company’s ability to continue as a going concern.  As of September 30, 2017, the Company had $6,426 of unrestricted cash on hand.  The Company estimates that it will need to raise a minimum of $4 million to meet its obligations and planned expenditures through December 2018. The Company also plans to extend the agreements associated with loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. The Company plans to finance the Company through equity and/or debt financings and/or farm-out agreements. There are no assurances that financing will be available with acceptable terms, if at all.  If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

In March 2014 and 2015, the Company was awarded a total of 23 Outer Continental Shelf blocks in the Central Gulf of Mexico. During the year ended September 30, 2016, the Company relinquished six of the lease blocks acquired. The capitalized lease costs of $2,610,678 associated with these blocks were recorded as impairment of oil and natural gas properties. The Company also deducted $280,000 as an impairment of certain capitalized exploration costs that were directly allocable to the relinquished blocks, for a total impairment deduction of $2,890,678 for the year ended September 30, 2016.  During the year ended September 30, 2017, the Company relinquished six lease blocks. The capitalized lease costs of $2,054,212 associated with these blocks were recorded as impairment of oil and natural gas properties. The Company also deducted $1,262,000 as an impairment of certain capitalized exploration costs that were directly allocable to the 2017 relinquished blocks, for a total impairment deduction of $3,316,212. In September 2017, the Company was notified by Bureau of Ocean Energy Management (“BOEM”) that its August bid for an additional Outer Continental Shelf Block was accepted. As of September 30, 2017 the Company holds eleven Outer Continental Shelf blocks and the Company’s bid was accepted on an additional block that was subsequently awarded in October 2017.

In May 2016, the Company entered into a letter of intent (the “LOI”) with Texas South Energy, Inc. (“TSE” or “Texas South”) that sets out the terms and conditions of a proposed farm-out arrangement (the “Farm-out”) to develop two shallow-depth oil and gas prospects located on offshore Gulf of Mexico blocks currently leased by the Company. Through September 30, 2016 the Company received $400,000 under the terms of the LOI. In accordance with full cost requirements, the Company recorded the proceeds from the transaction as an adjustment to the capitalized costs of its oil & gas properties with no gain or loss recognition. The Company also received lease rental reimbursements of $63,147 for 2016 and $63,147 for 2017 under the terms of this letter agreement.

The Company paid $376,368 and $632,665 in gross annual lease rental payments to the BOEM for the year ended September 30, 2017 and 2016, respectively. The Company’s share of these amounts are included in unproved properties.

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

In August 2017, the Company competitively bid on one block in the Central Gulf of Mexico Lease Sale 249 conducted by BOEM.  The Company was the high bidder on the one block and paid $26,398, which represents 20% of the total lease bonus amount.  On September 29, 2017 the Company’s bid was accepted. After payment of, $140,591, which represents the remaining 80% lease bonus and first year rentals, the Company was awarded the lease block in October 2017.

In August 2017, the Company entered into a letter agreement with Texas South that sets out the terms of a farm-out agreement for the Company’s Tau prospect. In exchange for $166,989 TSE will acquire an undivided 20% interest in the prospect. Through September 30, 2017, GulfSlope has received $26,400. In accordance with full cost requirements, the Company recorded the proceeds from the transaction as an adjustment to the capitalized costs of its oil & gas properties with no gain or loss recognition.

For the year ended September 30, 2017, the Company incurred $172,094 in consulting fees, salaries and benefits, $195,125 in stock option costs associated with geoscientists, and $53,014 associated with technological infrastructure and third party hosting services. The Company capitalized these G&G costs because the Company owned specific unevaluated properties that these costs relate to. These capitalized amounts when added to the amount paid in 2017 for lease rental and lease acquisition payments of $402,766 and netted with the 2017 receipts from working interest portion of annual rentals of $118,679 and the amount received through September 30, 2017 for sale of working interest of $26,400 as well as the relinquished leases impairment amount of $3,316,212 results in unproved oil and gas properties of $1,887,879 reflected on our balance sheet at September 30, 2017.

In September 2017, GulfSlope Energy, Inc.  and Texas South Energy, Inc., (collectively, the “Farmors”) announced that they have jointly executed an exclusive letter of intent (“LOI”) with a large international oil and gas company (the “Partner”) to jointly drill and develop the Farmors oil and gas prospects located offshore Gulf of Mexico.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2017 and 2016:

	2017	2016

Office equipment and computers	$143,897	$143,897
Furniture and fixtures	16,280	16,280
Leasehold improvements	4,054	4,054

Total	164,231	164,231
Less: accumulated depreciation	(160,747)	(139,943)

Net property and equipment	$3,484	$24,288

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Life
Office equipment and computers	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of 5 years or related lease term

Depreciation expense was $20,804 and $46,228 for the years ended September 30, 2017 and 2016, respectively.

NOTE 5 - INCOME TAXES

The actual income tax provision for continuing operations is as follows as of September 30, 2017 and 2016, respectively:

	9/30/2017	9/30/2016
Expected provision (based on statutory rate of 15%)	$(854,152)	$(776,387)
Effect of:
Increase (decrease) in valuation allowance	732,562	740,576
State minimum tax, net of federal benefit		—
Non-deductible expense	121,590	29,555
Net operating loss adjustment	—	—
Rate Change	—	—
Other, net	—	6,256
Total actual provision	$—	$—

The Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed. The Company has not had operations and is carrying a large Net Operating Loss as disclosed below. Since this Net Operating Loss will not produce a tax benefit for several years, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense (benefit). For the years ended September 30, 2017 and 2016, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of September 30, 2017 and 2016 relating to unrecognized benefits.

The provision for income taxes consists of the following as of September 30, 2017 and 2016:

	9/30/2017	9/30/2016
FEDERAL
Current	$—	$—
Deferred	—	—
STATE
Current	—	—
Deferred	—	—
TOTAL PROVISION	$—	$—

Deferred income tax assets and liabilities at September 30, 2017 and 2016 consist of the following temporary differences:

	9/30/2017	9/30/2016
DEFERRED TAX ASSETS
Current	$—	$—
Noncurrent
Net operating losses	5,611,276	3,965,535
Exploration costs	(931,289)	(809,244)
Gain recognized on sale of working interest	691,336	1,414,901
Stock based compensation	138,278	74,709
Accrued interest and expenses not paid	246,360	320,147
Allowance for doubtful receivable	—	19,204
Differences in book/tax depreciation	7,215	5,362
Total noncurrent	5,723,176	$4,990,614
Valuation Allowance	(5,723,176)	(4,990,614)
NET DEFERRED TAX ASSET	—	—
DEFERRED TAX LIABILITIES	—	—
NET DEFERRED TAXES	$—	$—

The Company’s valuation allowance has increased $ 732,562 during the year ended September 30, 2017 and $740,576 during the year ended September 30, 2016.

The following is a summary of federal net operating loss carryforwards and their expiration dates:

Amount	Expiration
$3,203	9/30/2024
7,695	9/30/2025
18,447	9/30/2026
16,876	9/30/2027
17,986	9/30/2028
8,596	9/30/2029
7,713	9/30/2030
64,097	9/30/2031
513,914	9/30/2032
7,155,229	9/30/2033
11,567,666	9/30/2034
1,203,016	9/30/2035
6,777,040	9/30/2036
10,047,031	9/30/2037
$37,408,509	Total

The tax years ended September 30, 2014 through 2017 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 6 - RELATED PARTY TRANSACTIONS

During April through September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current chief executive officer. The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, John Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock, which shares were issued in July 2013. Between June of 2014 and December 2015, the Company entered into promissory notes whereby it borrowed a total of $2,410,000 from Mr. Seitz. The notes are not convertible, due on demand and bear interest at a rate of 5% per annum. During January through September 2016, the Company entered into promissory notes whereby it borrowed a total of $363,000 from Mr. Seitz. The notes are due on demand, bear interest at the rate of 5% per annum, and the outstanding principal and interest is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by unaffiliated investors. Additionally, during the year ended September 30, 2017, the Company entered into promissory notes with John Seitz whereby it borrowed a total of $602,500. The notes are due on demand, bear interest at the rate of 5% per annum, and the outstanding principal and interest is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by unaffiliated investors. As of September 30, 2017 and September 30, 2016 the total amount owed to John Seitz, our CEO, is $8,675,500 and $8,073,000, respectively. There was a total of $1,201,286 and $782,154 of unpaid interest associated with these loans included in accrued interest within our balance sheet as of September 30, 2017 and 2016, respectively.

From August 2015 through February 2016 the Company entered into promissory notes whereby it borrowed a total of $267,000 from Dr. Ronald Bain, its current president and chief operating officer, and his affiliate ConRon Consulting, Inc. These notes are not convertible, due on demand and bear interest at the rate of 5% per annum. As of September 30, 2017, and 2016 the total amount owed to Dr. Bain and his affiliate was $267,000. There was a total of $28,171 and $14,635 of accrued interest associated with these loans included within our balance sheet as of September 30, 2017 and 2016, respectively. In June of 2016, Dr. Ronald Bain also entered into a $92,000 convertible promissory note with associated warrants (“Bridge Financing”) under the same terms received by other investors (see Note 7).

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

Domenica Seitz CPA, related to John Seitz, has provided accounting consulting services to the Company. During the twelve month periods ended September 30, 2017 and 2016, the services provided were valued at $32,625 and $59,510, respectively. The Company has accrued these amounts, and they have been reflected in the September 30, 2017 and 2016 financial statements.

John Seitz has not received a salary since May 31, 2013, the date he commenced serving as our CEO and accordingly, no amount has been accrued on our financial statements.

Kevin Bain, son of Dr. Bain, is a geoscientist and an employee of the Company.

NOTE 7 – BRIDGE FINANCING – CONVERTIBLE PROMISSORY NOTES WITH ASSOCIATED WARRANTS

Between June and November 2016, the Company issued eleven convertible promissory notes with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000. Three of the notes were to related parties for proceeds totaling $222,000, including the extinguishment of $70,000 worth of related party payables. The convertible notes have a maturity of one year, bear an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. In addition to the convertible notes, the investors received 27.9 million warrants (7.4 million to the above mentioned related parties) with an exercise price of $0.03 and a term of the earlier of three years or upon a change of control. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible notes and warrants based on their relative fair values. This resulted in an allocation of $452,422 to the warrants and $384,368 to the convertible notes. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible notes to the fair value of the shares they are convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $384,368. Accordingly, the debt discount associated with these notes was $836,790. Such discount will be amortized using the effective interest rate method over the term (one year) of the convertible notes. For the year ended September 30, 2017 and 2016 the amortization of this discount totaled $649,143 and $196,249 and is included in interest expense in the statement of operations. Accrued interest expense for the year ended September 30, 2017 and September 30, 2016 was $66,471, and $15,593.

Upon maturity of eight of the eleven promissory notes in June 2017, the Company issued 3,225,000 extension warrants (equal to 25% of the original warrant amount) to the holders of the notes to extend the terms to January 15, 2018. The Company evaluated this modification including considering the fair value of the warrants issued and concluded that extinguishment accounting was required as the present value of future cash flows from the new note, including the fair value of the warrants issued to extend, exceeded the present value of future cash flows of the old note by more than 10%. The fair value of the warrants was deemed to be $50,701 and such amount was recognized immediately as a loss on extinguishment of debt. The fair value of the warrants was determined using the Black-Scholes option pricing model.

In July and August 2017, the three remaining promissory notes issued in July, August and November 2016 were extended until January 15, 2018 and issued 3,750,000 extension warrants (equal to 25% of the original warrant amount). The Company evaluated this transaction including considering the fair value of the warrants issued and concluded that modification accounting was required as the present value of future cash flows from the new note, including the fair value of the warrants issued to extend, are less than 10% of the present value of future cash flows of the old note. When an instrument is modified, any incremental increase in value (in this case the warrants) should be added to the discount of the notes and such discount should be amortized to interest expense using the effective interest rate method over the new remaining life of the note. The fair value of the warrants, $38,946, was determined using the Black-Scholes option pricing model.

On December 28, 2016, the Company issued a convertible promissory note with 500,000 shares of restricted stock and 550,000 warrants in a private placement to an accredited investor for $50,000 in proceeds. The warrants have a five year term and an exercise price of $0.10. The promissory note has a face value of $55,555, which includes 10% original issue discount (“OID”) and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $450,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no material instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible note, restricted common stock, and warrants based on their relative fair values. This resulted in an allocation of $8,460 to the restricted stock, $7,969 to the warrants and $33,571 to the convertible note. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $33,571. Accordingly, at December 28, 2016, the debt discount associated with these notes was $55,555. Such discount was amortized using the effective interest rate method over the term (seven months) of the convertible note. For the year ended September 30, 2017 amortization of this discount totaled $55,555 and is included in interest expense in the statement of operations. Accrued interest expense for the year ended September 30, 2017 is $3,333. The note, related OID and accrued interest were converted into approximately 5.5 million shares of GulfSlope Energy common stock in a series of conversions beginning on July 10, 2017 and ending with a conversion on September 18, 2017 on which date all were paid in full.

On March 14, 2017, the Company issued a convertible promissory note with 1,000,000 shares of restricted stock and 1,100,000 warrants in a private placement to an accredited investor for $100,000 in proceeds. The warrants have a five-year term and an exercise price of $0.10. The promissory note has a face value of $111,111, which includes 10% original issue discount (“OID”), and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $350,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no material instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible note, restricted common stock, and warrants based on their relative fair values. This resulted in an allocation of $17,250 to the restricted stock, $14,051 to the warrants and $68,699 to the convertible note. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $68,699. Accordingly, at March 14, 2017, the debt discount associated with these notes was $111,111. Such discount will be amortized using the effective interest rate method over the term (seven months) of the convertible note. For the year ended September 30, 2017 amortization of this discount totaled $105,841 and is included in interest expense in the statement of operations. Accrued interest expense for the year ended September 30, 2017 is $6,666. In September 2017, $30,000 was converted into 1.5 million shares of stock, leaving a note balance of $81,111 at September 30, 2017.

NOTE 8 - COMMON STOCK/PAID IN CAPITAL

In March 2014, the Company issued an aggregate of 1,500,000 shares of restricted stock to an employee and two non-employee directors.  The restricted stock is subject to vesting pursuant to which one-half vested in March 2015 and the remaining one-half vested in March 2016.

In May 2014, the Company awarded 550,000 shares of restricted stock, an inducement grant, to an employee, one-half of which vested in May 2015 and the remaining half vested in May 2016.

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

As discussed in Note 7, during the year ended September 30, 2016, the Company issued 26.2 million warrants in conjunction with convertible notes payable (Bridge Financing Notes). The warrants have an exercise price of $0.03 and a term of the earlier of 3 years or upon a change of control. Based upon the allocation of proceeds between the convertible notes payable and the warrants, approximately $431,527 was allocated to the warrants. In November 2016, the Company issued 1.7 million warrants in conjunction with a convertible note payable (Bridge Financing Notes). The warrants have an exercise price of $0.03 and a term of the earlier of 3 years or upon a change of control. Based upon the allocation of proceeds between the convertible notes payable and the warrants, approximately $20,895 was allocated to the warrants. In June through August 2017, the maturity date of all of the Bridge Financing Notes was extended to January 15, 2018 in exchange for the issuance of 25% additional warrants. The warrants have an exercise price of $0.03 and the same expiration date (three years from original transaction) as the original warrants.

The fair value of the warrants were determined using the Black Scholes valuation model with the following key assumptions:

	June 2016	July 2016	August 2016	November 2016	June 2017	July 2017	August 2017
Warrants Issued	12.9 million	10.0 million	3.3 million	1.7 million	3.2 million	2.5 million	1.25 million
Stock Price:	$0.054 (1)	$0.040 (1)	$0.032 (1)	$0.029 (1)	$0.025 (1)	$0.019 (1)	$0.016 (1)
Exercise Price	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03
Term	3 years	3 years	3 years	3 years	2 years	2 years	2 years
Risk Free Rate	.87%	.80%	.88%	1.28%	1.35%	1.35%	1.33%
Volatility	135%	138%	137%	131%	135%	136%	135%

(1) Fair market value on the date of agreement

A summary of Bridge Financing Note warrants, issued in June through November 2016 and outstanding at September 30, 2017:

		Warrants Outstanding			Warrants Exercisable
Date Issued	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
June 2016	$0.03	12,900,000	1.7	$0.03	12,900,000	$0.03
July 2016	$0.03	10,000,000	1.8	$0.03	10,000,000	$0.03
August 2016	$0.03	3,333,333	1.9	$0.03	3,333,333	$0.03
November 2016	$0.03	1,666,667	2.1	$0.03	1,666,667	$0.03

A summary of Bridge Financing Note warrants, issued in June through August 2017 in exchange for extending the due date to January 15, 2018 and outstanding at September 30, 2017:

		Warrants Outstanding			Warrants Exercisable
Date Issued	Exercise Price	Number Outstanding	Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
June 2016	$0.03	3,225,000	1.7	$0.03	3,225,000	$0.03
July 2016	$0.03	2,500,000	1.8	$0.03	2,500,000	$0.03
August 2016	$0.03	833,333	1.9	$0.03	833,333	$0.03
August 2016	$0.03	416,667	2.1	$0.03	416,667	$0.03

In December 2016 and March 2017 the Company issued 500,000 and 1,000,000 shares of GulfSlope Energy stock, respectively to Lucas Hoppel as part of a financing transaction (see Note 7).

In December 2016 and March 2017 the Company issued 550,000 and 1,100,000 warrants to purchase stock at $0.10 per share to Lucas Hoppel as part of a financing transaction (see Note 7). The warrants have a term of 5 years.

A summary of Hoppel Financing Note warrants, issued in December 2016 through March 2017:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	550,000	4.3	$0.10	550,000	$0.10
$0.10	1,100,000	4.5	$0.10	1,100,000	$0.10

NOTE 9 – STOCK-BASED COMPENSATION

 On January 1, 2017, 33.5 million stock options were granted to employees, officers and directors of the Company. The CEO was not included in the award. The stock options vested 50% on January 1, 2017 and the remaining 50% will vest on January 1, 2018, provided that the option holder continues to serve as an employee or director on the vesting date. The stock options are exercisable for seven years from the original grant date of January 1, 2017, until January 1, 2024.

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $653,669 and $670,294 in stock-based compensation expense for the years ended September 30, 2017 and 2016, respectively.  A portion of these costs allocable to the Company’s exploration activities, $195,125 and $387,196 were capitalized to unproved properties and the remainder was recorded as general and administrative expenses, for the years ended September 30, 2017 and 2016, respectively.

The following table summarizes the Company’s stock option activity during the year ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Outstanding at beginning of period	2,000,000	$0.1200
Granted	33,500,000	0.0278		—
Exercised	—	—		—
Cancelled	—	—		—
Outstanding at end of period	35,500,000	$0.033	6.00	$231,150
Vested and expected to vest	35,500,000	$0.033	6.00	$231,150
Exercisable at end of period	18,750,000	—	—	—

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted. The weighted-average fair values of stock options granted for the year ended September 30, 2017 were based on the following assumptions at the date of grant as follows:

Expected dividend yield	0%
Expected stock price volatility	127.23%
Risk-free interest rate	1.71%
Expected life of options	4 years
Weighted-average grant date fair value	$0.0223

The Company used its historical stock trading price volatility for the last four years. The Company has no historical data regarding the expected life of the options and therefore used the simplified method of calculating the expected life. The risk free rate was calculated using the U.S. Treasury constant maturity rates similar to the expected life of the options, as published by the Federal Reserve. The Company has no plans to declare any future dividends.

As of September 30, 2017 there was $93,381 of unrecognized stock-based compensation cost related to the stock option grants and no unrecognized stock-based compensation cost related to restricted stock grants.

NOTE 10– COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

In March 2013, the Company licensed certain seismic data pursuant to an agreement and as of September 30, 2017, the Company has paid $3,009,195 in cash and is obligated to pay $1,003,065.

NOTE 11 – SUBSEQUENT EVENTS

In October 2017, Lucas Hoppel initiated a series of conversions of the March 2017 Promissory note, under contractual terms, into 4.33 million shares of GulfSlope stock resulting in a zero note balance and zero accrued interest payable for the March 2017 Promissory note.

In October 2017, the Company purchased an insurance policy for $171,360 and financed $156,718 of the premium by executing a note payable.

In October 2017, the Company issued a convertible promissory note with 1,000,000 shares of restricted stock and 1,100,000 warrants in a private placement to an accredited investor for $100,000 in proceeds. The warrants have a five year term and an exercise price of $0.10. The promissory note has a face value of $110,000 and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $200,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches.

In October 2017, the Company paid the 80% lease bonus payment and the first year rentals in the amount of $140,591 and was awarded Gulf of Mexico lease block Ship Shoal Area, South Addition 351.

In October 2017, the Company executed a second amendment to the March 2014 farm out agreement with Texas South Energy, Inc. (“TSE”) in which TSE will acquire 20% of GSPE’s interest in Eugene Island, South Addition Block 397 and Green Canyon, Block 4 for $329,062 to be paid $100,000 by October 6, 2017; $50,000 by November 30, 2017; $50,000 by January 30, 2018; and $129,062 by April 1, 2018. The first two payments due, totaling $150,000 have been received through the filing of this report.

In October 2017, the Company entered into a six month office space lease agreement.

In December 2017, the Company issued a convertible promissory note with 1,000,000 shares of restricted stock and 1,100,000 warrants in a private placement to an accredited investor for $100,000 in proceeds. The warrants have a five year term and an exercise price of $0.10. The promissory note has a face value of $110,000 and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $100,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches.

GulfSlope Energy, Inc. and Texas South Energy, Inc. (collectively, the “Farmors”) and a large international oil and gas company (the “Partner”) have agreed to extend the term of the September LOI to January 8, 2018, or such later time as they mutually agree, pursuant to the exclusive letter of intent (“LOI”) previously signed by the parties to jointly drill and develop the Farmors’ oil and gas prospects located offshore Gulf of Mexico.

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017 by President Donald J. Trump. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. We are in the process of analyzing the final legislation and determining an estimate of the financial impact.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The financial statements for the fiscal years ended September 30, 2017 and 2016, included in this report, have been audited by BDO USA, LLP, a registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Based on this evaluation, our management concluded that, as of September 30, 2017, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Title
John N. Seitz	65	Chairman, Chief Executive Officer
Ronald A. Bain	71	President, Chief Operating Officer
John H. Malanga	50	Chief Financial Officer
Dwight M. Moore	61	Vice President, Secretary
Charles G. Hughes	60	Vice President, Land
Richard S. Langdon	67	Director
Paul L. Morris	75	Director

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

Richard S. Langdon. Mr. Langdon has served as a director of the Company since March 2014. Mr. Langdon is currently the president and chief executive officer of Badlands Energy, Inc., a privately held exploration and production company, he has held this position since May 2013. Mr. Langdon has served as a director of Badlands Energy, Inc. and it’s predecessor entity, Gasco Energy, Inc., since 2003. Mr. Langdon serves as a member of the board of managers of Sanchez Midstream Partners, LP, and is a member of its Audit, Nominating and Corporate Governance and Conflicts Committees. Mr. Langdon was the president and chief executive officer of KMD Operating Company, LLC (“KMD Operating”), and its predecessor entity, Matris Exploration Company LP (“Matris Exploration”), both privately held exploration and production companies, from July 2004 through December 2015. Mr. Langdon was executive vice president and chief operating officer of KMD Operating, from August 2009, until the merger of Matris Exploration into KMD Operating in November 2011. From 1997 until 2002, Mr. Langdon served as executive vice president and chief financial officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration Company in 2002. Prior to that, he held various positions with the Pennzoil Companies from 1991 to 1996, including executive vice president - International Marketing - Pennzoil Products Company; senior vice president - Business Development - Pennzoil Company and senior vice president - Commercial & Control - Pennzoil Exploration & Production Company.

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

The Company has no formal policy with regard to Board members’ attendance at annual meetings of security holders.  The Company held an annual shareholder meeting in May of 2014.  During the fiscal year ended September 30, 2017, the Board of Directors held 4 meetings and acted by written consent one time.

Compliance with Section 16(a) of the Exchange Act

 Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, executive officers and more than 10% stockholders are required by SEC regulations to provide us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, all Section 16(a) filing requirements applicable to our directors, officers and more than 10% beneficial owners were complied with during the year ended September 30, 2017.

Code of Ethics

We have adopted a written code of ethics and whistleblower policy (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.   A copy of our Code of Ethics was previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended 2012, and can be found at www.sec.gov.  Our Code of Ethics can also be found on our website at www.gulfslope.com.  A copy of the Code of Ethics will be provided to any person, without charge, upon request to the Secretary at 2500 CityWest Blvd., Suite 760, Houston, Texas 77042.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Officers of the Company

The following tables contain compensation data for our named executive officers for the fiscal years ended September 30, 2017 and 2016:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Stock Option Awards	All Other Compensation		Total
John N. Seitz	2017	$—	$—	$—	$—		$—	$—
CEO	2016	—	—	—	—	(1)	—	—

Ronald A. Bain	2017	24,000	—	—	44,600		—	68,600
President, COO	2016	115,580	—	—	—		—	115,580

John H. Malanga	2017	24,000	—	—	167,250		—	191,250
CFO	2016	130,807	—	—	—		—	130,807

(1)	Mr. Seitz is not currently receiving or accruing any compensation as of the date of this Annual Report.

Employment and Consulting Arrangements

Mr. Seitz is not currently receiving or accruing any compensation as of the date of this Annual Report.

Dr. Bain is an employee at will and was paid an annual salary of $360,000 for the fiscal year ended September 30, 2015 and through December 31, 2015. On January 1, 2016 all officers and all employees salaries were reduced due to budgetary constraints. A reduced annual salary of approximately $24,000 plus benefits has been paid in 2016 and 2017. In January 2017, Dr. Bain was awarded four million stock options, 50% vested immediately the remainder will vest in January of 2018.

Mr. Malanga is an employee at will and was paid an annual salary of $300,000 for the fiscal year ended September 30, 2015 and through December 30, 2015.  On January 1, 2016 all officers and all employees salaries were reduced due to budgetary constraints. A reduced annual salary of approximately $24,000 plus benefits has been paid. In July 2014, Mr. Malanga was granted 2,500,000 shares of restricted stock.  In July 2015, 50% of the restricted stock vested and the remainder vested in July 2016. The shares were issued in January 2017. In January 2017, Mr. Malanga was awarded fifteen million stock options, 50% vested immediately the remainder will vest in January of 2018.

The Company has seven current employees and officers. All have been working since January 1, 2016 for the reduced salary of approximately $24,000 per year plus benefits due to budgetary constraints.

In September 2014, restricted stock grants totaling 3,030,000 shares of common stock were made to six employees.  In September 2015, 50% of the awarded common stock vested and the remainder vested in September 2016.

In January 2017, 33,500,000 stock options were issued to employees, officers and board members. The options have an exercise price of $0.0278 and 50% vested upon grant and 50% will vest in January 2018, The options will expire on January 1, 2024.

Compensation Policies and Practices as they Relate to the Company’s Risk Management

We conducted a review of our compensation policies and procedures as they relate to an overall risk management policy. We do not believe that any of our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

Director Compensation

During 2016, the directors of the Company were not compensated for their services as directors.  In March of 2014, our two nonemployee directors each received 500,000 shares of restricted stock.  In March of 2015, 250,000 shares vested and in March of 2016 the remaining 250,000 shares vested. In January of 2017 the Company’s nonemployee directors were each awarded 2,500,000 stock options for the Company’s stock at an exercise price of $0.0278 per share, 50% vested in January 2017 and 50% will vest in January of 2018. The stock options will expire in January 2024.

Grants of Plan-Based Awards

The Company shareholders approved the 2014 Omnibus Incentive Plan in May of 2014.   Restricted stock and stock option awards made after this date, to executives, employees, and directors were made pursuant to the plan.

Outstanding Equity Awards at Fiscal Year End

In January 2017, 22 million stock options were awarded to GulfSlope Energy executives, 5 million to directors, and 6.5 million to employees. The exercise price of the stock options is $0.0278 and they expire in January 2024. Fifty percent of these options vested upon grant in January 2017 and fifty percent will vest in January 2018, provided the recipient remains employed at the Company.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) each of our named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group as of December 15, 2017.  As of the date of this Annual Report, there were 698,526,625 shares of common stock deemed issued and outstanding.

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned
Named Executive Officers and Directors:
John N. Seitz (1)	250,754,519	36.2%
Ronald A. Bain (3)	46,333,958	6.7%
John H. Malanga (4)	17,666,667	2.6%
Dwight M. Moore (5)	13,045,555	1.9%
Richard S. Langdon (6)	3,416,667	0.5%
Paul L. Morris (2)	4,670,834	0.7%
All directors & executive officers as a group (6 persons)	335,888,200	48.5%

Shareholders of Greater Than 5%:	None

(1)        Includes 44,166,667 shares of common stock underlying the convertible demand note in the principal amount of $5.3 million and 7,002,296 shares underlying the convertible accrued interest in the amount of $840,276.

(2)        Includes 4,167 shares of common stock held by the Morris Family Limited Partnership LP, a partnership of which an entity controlled by Mr. Morris is the general partner and 2,500,000 stock options awarded in January 2017, 50% vested in January of 2017 and 50% will vest in January 2018.

(3)        Includes 4,000,000 stock options awarded in January 2017, 50% vested in January of 2017 and 50% will vest in January 2018.

(4)        Includes 15,000,000 stock options awarded in January 2017, 50% vested in January of 2017 and 50% will vest in January 2018.

(5)        Includes 3,000,000 stock options awarded in January 2017, 50% vested in January of 2017 and 50% will vest in January 2018.

(6)        Includes 2,500,000 stock options awarded in January 2017, 50% vested in January of 2017 and 50% will vest in January 2018.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees and Services

For the fiscal years ended September 30, 2017 and September 30, 2016 professional services were performed by BDO USA, LLP. The aggregate fees billed by BDO USA, LLP for the fiscal years ended September 30, 2017 and 2016 were as follows:

	September 30, 2017	September 30, 2016
Audit Fees(1)	102,600	79,900
Audit-Related Fees(2)		—
Tax Fees(3)		—
All Other Fees		—

(1)           Audit services include fees for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2017 and September 30, 2016, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. In addition, services include statutory audits required, and accounting consultations on matters related to the annual audits or interim reviews.

(2)           Audit-related services primarily include fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements.

(3)           Tax services include fees for consultation and assistance with tax preparation and compliance during the years ended September 30, 2017 and September 30, 2016.

Audit Committee Pre-Approval Policies and Procedures

The Audit and Compliance Committee has adopted policies and procedures that will require the Company to obtain the Committee’s pre-approval of all audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. The Committee pre-approved 100% of the non-audit services provided to the Company by BDO USA, LLP.

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

Date: December 29, 2017	GulfSlope Energy, Inc. (Registrant)
	By:	/s/ John N. Seitz
John N. Seitz
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John N. Seitz	Chief Executive Officer and Chairman	December 29, 2017
John N. Seitz	(Principal Executive Officer)

/s/ John H. Malanga	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 29, 2017
John H. Malanga
/s/ Richard S. Langdon	Director	December 29, 2017
Richard S. Langdon

/s/ Paul L. Morris	Director	December 29, 2017
Paul L. Morris