Form 10-Q
period 2017-12-31
GULFSLOPE ENERGY, INC.
filed 2018-02-14
CIK 1341726

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2017

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

The number of shares outstanding of our common stock, as of February 14, 2018, was 778,526,625.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical facts included in this Report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships. A more detailed discussion of possible risks is included in “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2017.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I - FINANCIAL STATEMENTS (Unaudited)

December 31, 2017

GulfSlope Energy, Inc.

Condensed Balance Sheets

As of December 31, 2017 and September 30, 2017

(Unaudited)

	December 31, 2017	September 30, 2017

Assets
Current Assets
Cash	$108,483	$6,426
Prepaid Expenses and Other Current Assets	158,493	40,573
Total Current Assets	266,976	46,999
Property and Equipment, Net of Depreciation	1,310	3,484
Oil and Natural Gas Properties, Full Cost Method of Accounting
Unproved Properties	1,817,587	1,887,879
Total Non-Current Assets	1,818,897	1,891,363
Total Assets	$2,085,873	$1,938,362
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$488,550	$476,244
Related Party Payable	304,374	298,458
Accrued Interest Payable	1,455,793	1,318,188
Accrued Expenses and Other Payables	1,321,927	1,321,927
Loans from Related Parties	9,164,500	9,155,581
Notes Payable	130,934	3,690
Convertible Promissory Notes Payable	659,363	669,419
Stock Payable	11,605	11,605
Total Current Liabilities	13,537,046	13,255,112
Total Liabilities	13,537,046	13,255,112
Stockholders’ Deficit
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 975,000,000 shares; issued and outstanding 698,526,625 and 692,196,625, respectively	698,526	692,196
Additional Paid-in-Capital	27,586,227	27,212,577
Accumulated Deficit	(39,735,926)	(39,221,523)
Total Stockholders’ Deficit	(11,451,173)	(11,316,750)
Total Liabilities and Stockholders’ Deficit	$2,085,873	$1,938,362

The accompanying notes are an integral part to these condensed financial statements.

 GulfSlope Energy, Inc.

 Condensed Statements of Operations

For the Three Months Ended December 31, 2017 and 2016

(Unaudited)

	For the three months ended December 31, 2017	For the three months ended December 31, 2016
Revenues	$—	$—
General & Administrative Expenses	289,327	219,928
Net Loss from Operations	(289,327)	(219,928)
Other Income/(Expenses):
Interest Expense	(225,077)	(332,835)
Net Loss Before Income Taxes	(514,404)	(552,763)
Provision for Income Taxes	—	—
Net Loss	$(514,404)	$(552,763)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	696,744,886	682,407,660

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

 Condensed Statements of Cash Flows

For the Three Months Ended December 31, 2017 and 2016

(Unaudited)

	For the three months ended December 31, 2017	For the three months ended December 31, 2016
OPERATING ACTIVITIES
Net Loss	$(514,404)	$(552,763)
Adjustments to reconcile net loss to net cash From Operating Activities:
Depreciation	2,174	7,568
Stock Based Compensation	65,506	—
Debt Discount Amortization	78,864	205,430
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	—	63,147
(Increase)/Decrease in Prepaid Expenses	38,798	22,167
Increase/(Decrease) in Accounts Payable	3,067	3,462
Increase/(Decrease) in Related Party Payable	5,916	14,880
Increase/(Decrease) in Accrued Interest	144,205	126,176
Net Cash From Operating Activities	(175,874)	(109,933)

INVESTING ACTIVITIES
Investments in Oil and Gas Properties	(183,185)	(58,929)
Proceeds From Sale of Working Interest	290,589	—
Net Cash From Investing Activities	107,404	(58,929)

FINANCING ACTIVITIES
Proceeds from Related Party Loans	—	143,000
Proceeds from Convertible Promissory Notes and Warrants	200,000	50,000
Payments on Note Payable	(29,473)	(36,448)
Net Cash From Financing Activities	170,527	156,552

Net Increase/(Decrease) in Cash	102,057	(12,310)
Beginning Cash Balance	6,426	64,114
Ending Cash Balance	$108,483	$51,804

Supplemental Schedule of Cash Flow Activities
Cash Paid for Interest	$2,008	$2,015
Non-Cash Financing and Investing Activities
Prepaid Asset Financed by Note Payable	$156,718	$159,188
Capital Expenditures Included in Accounts Payable	$9,238	$5,463
Stock-Based Compensation Capitalized to Unproved Properties	$27,875	$—

 The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

December 31, 2017

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

Since March 2013, we have been singularly focused on identifying high-potential oil and gas prospects located on the shelf in the U.S. GOM. We have licensed 3-D seismic data covering approximately 2.2 million acres and have evaluated this data using advanced interpretation technologies. As a result of these analyses, we have identified and acquired leases on multiple prospects that we believe may contain economically recoverable hydrocarbon deposits, and we plan to continue to conduct more refined analyses of our prospects as well as target additional lease and property acquisitions. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns. We have nine prospects currently under lease that we deem technically complete and ready to drill. Recent actions of the Bureau of Ocean Energy Management (“BOEM”) have reduced the royalty rate for leases acquired in future lease sales in water depths of less than 200 meters (approximately 656 feet) from 18.75% to 12.5%, which further enhances the economics for the drilling of any leases acquired after August 2017 in these water depths. We currently hold one lease to which this reduced rate applies. We expect that drilling activities on two of our prospects will commence in mid-2018.

As of December 31, 2017, we have no production or proved reserves.

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

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2017, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and filed with the Securities and Exchange Commission on December 29, 2017.

Cash

GulfSlope considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. Cash equivalents consist primarily of interest-bearing bank accounts and money market funds.

Liquidity/Going Concern

The Company has incurred accumulated losses as of December 31, 2017 of $39.7 million. Further losses are anticipated in developing our business. As a result, there exists substantial doubt about our ability to continue as a going concern. As of December 31, 2017, we had $0.1 million of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through February 2019. The Company plans to finance its operations through the issuance of equity and debt offerings. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management and other related parties. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining adequate financing, operations would need to be curtailed or ceased, including those associated with being a public reporting company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2017, the Company’s oil and gas properties consisted of capitalized exploration and acquisition costs for unproved properties and no proved reserves.

Basic and Dilutive Earnings Per Share

Basic (loss) per share (“EPS”) is computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding for the period (denominator). Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants, and restricted stock. The number of potential common shares outstanding relating to stock options, warrants, and restricted stock is computed using the treasury stock method.

As the Company has incurred losses for the three months ended December 31, 2017 and 2016, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of December 31, 2017 and 2016, there were 175,050,492 and 118,268,823 potentially dilutive shares, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14, which FASB issued in August 2015, March 2016, April 2016, May 2016, May 2016, December 2016, May 2017, September 2017 and November 2017, respectively (collectively, the amended ASU 2014-09). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) with the customer, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 for the Company is fiscal year 2019, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal year 2018, including interim reporting periods within that reporting period. The Company is evaluating the effect that amended ASU No. 2014-09 will have on its financial statements and related disclosures.

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

Recent Tax and Financial Legislation

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

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

In March 2014 and 2015, the Company was awarded a total of 23 Outer Continental Shelf blocks in the Central Gulf of Mexico. During the year ended September 30, 2016, the Company relinquished six of these lease blocks. The capitalized lease costs of $2,610,678 associated with these blocks were recorded as impairment of oil and natural gas properties. The Company also deducted $280,000 as an impairment of certain capitalized exploration costs that were directly allocable to the relinquished blocks, for a total impairment deduction of $2,890,678 for the year ended September 30, 2016.  During the year ended September 30, 2017, the Company relinquished six lease blocks. The capitalized lease costs of $2,054,212 associated with these blocks were recorded as impairment of oil and natural gas properties. The Company also deducted $1,262,000 as an impairment of certain capitalized exploration costs that were directly allocable to the 2017 relinquished blocks, for a total impairment deduction of $3,316,212. In September 2017, the Company was notified by Bureau of Ocean Energy Management (“BOEM”) that its August bid for an additional Outer Continental Shelf Block was accepted, and the block was awarded in October 2017. As of December 31, 2017 the Company holds twelve Outer Continental Shelf blocks.

The Company paid $632,665 in gross annual lease rental payments to the BOEM for the year ended September 30, 2017. The Company’s share of these amounts are included in unproved properties.  In August 2017, the Company competitively bid on one block in the Central Gulf of Mexico Lease Sale 249 conducted by BOEM.  The Company was the high bidder on the block and paid $26,398, which represents 20% of the total lease bonus amount.  On September 29, 2017 the Company’s bid was accepted. After payment in October 2017 of, $140,591, which represents the remaining 80% lease bonus and first year rentals, the Company was awarded the lease block in October 2017.

In August 2017, the Company entered into a letter agreement with Texas South Energy, Inc. (“TSE” or “Texas South”) that sets out the terms of a farm-out agreement for the Company’s Tau prospect. In exchange for $166,989, TSE will acquire an undivided 20% interest in the prospect. Through December 31, 2017, GulfSlope had received $166,989 in payments from TSE. In accordance with full cost requirements, the Company recorded the proceeds from the transaction as an adjustment to the capitalized costs of its oil & gas properties with no gain or loss recognition.

In October 2017, the Company executed the second amendment to the March 2014 farm-out agreement with Texas South under which Texas South will acquire 20% of Gulfslope’s interest in two prospects for $329,062. $150,000 of this amount has been paid through December 31, 2017.

For the year ended September 30, 2017, the Company incurred $172,094 in consulting fees, salaries and benefits, $195,125 in stock option costs associated with geoscientists, and $53,014 associated with technological infrastructure and third party hosting services. The Company capitalized these G&G costs because the Company owned specific unevaluated properties that these costs relate to. These capitalized amounts when added to the amount paid in 2017 for lease rental and lease acquisition payments of $402,766 and netted with the 2017 receipts from working interest portion of annual rentals of $118,679 and the amount received through September 30, 2017 for sale of working interest of $26,400 as well as the relinquished leases impairment amount of $3,316,212 results in unproved oil and gas properties of $1,887,879 reflected on the Company’s balance sheet at September 30, 2017.

For the quarter ended December 31, 2017, the Company incurred $68,631 in consulting fees and salaries and benefits associated with geoscientists, and $11,075 associated with technological infrastructure and third party hosting services. The Company capitalized these G&G costs because the Company owned specific unevaluated properties that these costs relate to. These amounts when added to unproved properties at September 30, 2017 and netted with the receipts to date from the sale of working interest result in $1,817,587 unproved properties at December 31, 2017.

In September 2017, GulfSlope Energy, Inc.  announced that they had executed an exclusive letter of intent (“LOI”) with a large international oil and gas company (the “Partner”) and with Texas South to jointly drill and develop their oil and gas prospects located offshore Gulf of Mexico. In January 2018 the Company entered into a strategic partnership with Delek Group, Ltd, and Texas South and executed a participation agreement for a multi-phase exploration program. Under the terms of the Agreement, the Parties have committed to drill the Company’s “Canoe” and “Tau” prospects (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will retain a 20% working interest while paying 8% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company approximately $1.1 million in cash for each Prospect when the exploration plan is filed with BOEM and/or BSEE. Also, each Party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the Prospects. The Company will be the Operator during exploratory drilling of a Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock, par value $0.001 per share (the “Common Stock”), upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Common Stock preceding the acquisition. This option will expire January 8, 2020.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April through September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current chief executive officer. The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, John Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock, which shares were issued in July 2013. Between June of 2014 and December 2015, the Company entered into promissory notes whereby it borrowed a total of $2,410,000 from Mr. Seitz. The notes are not convertible, due on demand and bear interest at a rate of 5% per annum. During January through September 2017, the Company entered into promissory notes whereby it borrowed a total of $965,500 from Mr. Seitz. The notes are due on demand, bear interest at the rate of 5% per annum, and the outstanding principal and interest is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by unaffiliated investors. As of December 31, 2017 the total amount owed to John Seitz, our CEO, is $8,675,500. There was a total of $1,312,139 of unpaid interest associated with these loans included in accrued interest within our balance sheet as of December 31, 2017.

From August 2015 through February 2016 the Company entered into promissory notes whereby it borrowed a total of $267,000 from Dr. Ronald Bain, its current president and chief operating officer, and his affiliate ConRon Consulting, Inc. These notes are not convertible, due on demand and bear interest at the rate of 5% per annum. As of December 31, 2017, the total amount owed to Dr. Bain and his affiliate was $267,000. There was a total of $31,583 of accrued interest associated with these loans included within our balance sheet as of December 31, 2017. In June of 2016, Dr. Ronald Bain also entered into a $92,000 convertible promissory note with associated warrants (“Bridge Financing”) under the same terms received by other investors (see Note 5).

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

Domenica Seitz CPA, related to John Seitz, has provided accounting consulting services to the Company. During the three month period ended December 31, 2017, the services provided were valued at $5,915. The Company has accrued these amounts, and they have been reflected in the December 31, 2017 financial statements.

John Seitz has not received a salary since May 31, 2013, the date he commenced serving as our CEO and accordingly, no amount has been accrued on our financial statements.

Kevin Bain, son of Dr. Bain, is a geoscientist and an employee of the Company.

 NOTE 5 – BRIDGE FINANCING – CONVERTIBLE PROMISSORY NOTES WITH ASSOCIATED WARRANTS

Between June and November 2016, the Company issued eleven convertible promissory notes with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000. Three of the notes were to related parties for proceeds totaling $222,000, including the extinguishment of $70,000 worth of related party payables. The convertible notes have a maturity of one year, bear an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. In addition to the convertible notes, the investors received 27.9 million warrants (7.4 million to the above mentioned related parties) with an exercise price of $0.03 and a term of the earlier of three years or upon a change of control. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible notes and warrants based on their relative fair values. This resulted in an allocation of $452,422 to the warrants and $384,368 to the convertible notes. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible notes to the fair value of the shares they are convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $384,368. Accordingly, the debt discount associated with these notes was $836,790. Such discount was amortized using the effective interest rate method over the term (one year) of the convertible notes. For the quarter ended December 31, 2017 the amortization of this discount and the discount associated with the extension warrants (see below) totaled $26,970, and is included in interest expense in the statement of operations. Accrued interest expense for the quarter ended December 31, 2017 was $16,740.  Cumulative accrued interest expense at December 31, 2017 was $98,804.

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

In July and August 2017, the three remaining promissory notes issued in July, August and November 2016 were extended until January 15, 2018 and issued 3,750,000 extension warrants (equal to 25% of the original warrant amount). The Company evaluated this transaction including considering the fair value of the warrants issued and concluded that modification accounting was required as the present value of future cash flows from the new note, including the fair value of the warrants issued to extend, are less than 10% of the present value of future cash flows of the old note. When an instrument is modified, any incremental increase in value (in this case the warrants) should be added to the discount of the notes and such discount should be amortized to interest expense using the effective interest rate method over the new remaining life of the note. The fair value of the warrants, $38,946, was determined using the Black-Scholes option pricing model. ☐

On December 28, 2016, the Company issued a convertible promissory note with 500,000 shares of restricted stock and 550,000 warrants in a private placement to an accredited investor for $50,000 in proceeds. The warrants have a five year term and an exercise price of $0.10. The promissory note has a face value of $55,555, which includes 10% original issue discount (“OID”) and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $450,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no material instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible note, restricted common stock, and warrants based on their relative fair values. This resulted in an allocation of $8,460 to the restricted stock, $7,969 to the warrants and $33,571 to the convertible note. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $33,571. Accordingly, at December 28, 2016, the debt discount associated with these notes was $55,555. Such discount was amortized using the effective interest rate method over the term (seven months) of the convertible note. For the year ended September 30, 2017 amortization of this discount totaled $55,555 and is included in interest expense in the statement of operations. Accrued interest expense for the year ended September 30, 2017 is $3,333. The note, related OID and accrued interest were converted into approximately 5.5 million shares of GulfSlope Energy common stock in a series of conversions beginning on July 10, 2017 and ending with a conversion on September 18, 2017 on which date all were paid in full.

On March 14, 2017, the Company issued a convertible promissory note with 1,000,000 shares of restricted stock and 1,100,000 warrants in a private placement to an accredited investor for $100,000 in proceeds. The warrants have a five-year term and an exercise price of $0.10. The promissory note has a face value of $111,111, which includes 10% original issue discount (“OID”), and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $350,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no material instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible note, restricted common stock, and warrants based on their relative fair values. This resulted in an allocation of $17,250 to the restricted stock, $14,051 to the warrants and $68,699 to the convertible note. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $68,699. Accordingly, at March 14, 2017, the debt discount associated with these notes was $111,111. Such discount will be amortized using the effective interest rate method over the term (seven months) of the convertible note. For the year ended September 30, 2017 amortization of this discount totaled $105,841 and is included in interest expense in the statement of operations. Accrued interest expense for the year ended September 30, 2017 is $6,666. In September 2017, $30,000 was converted into 1.5 million shares of stock, leaving a note balance of $81,111 at September 30, 2017. In October 2017, the note balance of $81,111 and accrued interest of $6,600 were converted into approximately 4.3 million shares of GulfSlope Energy common stock. During the quarter ended December 31, 2017 the note and all accrued interest were paid in full.

On October 16, 2017, the Company issued a convertible promissory note with 1,000,000 shares of restricted stock and 1,100,000 warrants in a private placement to an accredited investor for $100,000 in proceeds. The warrants have a five-year term and an exercise price of $0.10. The promissory note has a face value of $110,000, which includes 10% original issue discount (“OID”), and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $250,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no material instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible note, restricted common stock, and warrants based on their relative fair values. This resulted in an allocation of $21,287 to the restricted stock, $20,175 to the warrants and $58,538 to the convertible note. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $58,538. Accordingly, at October 16, 2017, the debt discount associated with these notes was $110,000. Such discount will be amortized using the effective interest rate method over the term (seven months) of the convertible note. For the quarter ended December 31, 2017 amortization of this discount totaled $39,434 and is included in interest expense in the statement of operations. Accrued interest expense for the quarter ended December 31, 2017 is $6,600.

On December 15, 2017, the Company issued a convertible promissory note with 1,000,000 shares of restricted stock and 1,100,000 warrants in a private placement to an accredited investor for $100,000 in proceeds. The warrants have a five-year term and an exercise price of $0.10. The promissory note has a face value of $110,000, which includes 10% original issue discount (“OID”), and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $150,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no material instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible note, restricted common stock, and warrants based on their relative fair values. This resulted in an allocation of $27,807 to the restricted stock, $27,212 to the warrants and $44,981 to the convertible note. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $44,981. Accordingly, at December 15, 2017, the debt discount associated with these notes was $110,000. Such discount will be amortized using the effective interest rate method over the term (seven months) of the convertible note. For the quarter ended December 31, 2017 amortization of this discount totaled $8,302 and is included in interest expense in the statement of operations. Accrued interest expense for the quarter ended December 31, 2017 is $6,600.

NOTE 6 – COMMON STOCK/PAID IN CAPITAL

As discussed in Note 5, between June and November 2016, the Company issued 27.9 million warrants in conjunction with convertible notes payable. The warrants have an exercise price of $0.03 and a term of the earlier of 3 years or upon a change of control. Based upon the allocation of proceeds between the convertible notes payable and the warrants, approximately $452,422 was allocated to the warrants. During June through August 2017, the maturity date of all of the Bridge Financing Notes was extended to January 15, 2018 in exchange for the issuance of 25% additional warrants. The warrants have an exercise price of $0.03 and the same expiration date (three years from original transaction) as the original warrants.

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

(1) Fair market value on the date of agreement

During the period December 2016 through December 2017 the Company issued 3,500,000 shares of restricted stock to Lucas Hoppel as part of financing transactions (see Note 5).

As discussed in Note 5, in December 2016, the Company issued 550,000 warrants in conjunction with a convertible note payable. The warrants have an exercise price of $0.10 and a term of the earlier of 5 years or upon a change of control. Based upon the allocation of proceeds between the convertible note payable and the warrants, approximately $13,188 was allocated to the warrants. In March 2017, the Company issued 1,100,000 warrants in conjunction with a convertible note payable. The warrants have an exercise price of $0.10 and a term of the earlier of 5 years or upon a change of control. Based upon the allocation of proceeds between the convertible note payable and the warrants, approximately $14,051 was allocated to the warrants. In October 2017, the Company issued 1,100,000 warrants in conjunction with a convertible note payable. The warrants have an exercise price of $0.10 and a term of the earlier of 5 years or upon a change of control. Based upon the allocation of proceeds between the convertible note payable and the warrants, approximately $20,175 was allocated to the warrants. In December 2017, the Company issued 1,100,000 warrants in conjunction with a convertible note payable. The warrants have an exercise price of $0.10 and a term of the earlier of 5 years or upon a change of control. Based upon the allocation of proceeds between the convertible note payable and the warrants, approximately $27,212 was allocated to the warrants.

The fair value of the warrants were determined using the Black Scholes valuation model with the following key assumptions:

	December 2016	March 2017	October 2017	December 2017
Number of Warrants Issued	550,000	1,100,000	1,100,000	1,100,000
Stock Price:	$0.028	$0.0279	$0.04	$0.068
Exercise Price:	$0.10	$0.10	$0.10	$0.10
Term:	5 years	5 years	5 years	5 years
Risk Free Rate:	2.02%	2.13%	1.95%	2.16%
Volatility:	155%	127%	150%	149%

NOTE 7– STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $93,381 and $0 in stock-based compensation during the three months ended December 31, 2017, and December 31, 2016, respectively. For the three months ended December 31, 2017, a portion of these costs, $27,875 were capitalized to unproved properties and the remainder were recorded as general and administrative expenses.

The following table summarizes the Company’s stock option activity during the three months ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Average Intrinsic Value
Outstanding at September 30, 2017	35,500,000	0.033
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2017	35,500,000	$0.033	5	$1.2 million
Vested and expected to vest	35,500,000	$0.033	5	$1.2 million
Exercisable at December 31, 2017	18,750,000	—	—

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the required vesting period.  For the quarter ended December 31, 2017 and 2016 there was $93,381 and $0 in stock-based compensation cost, respectively. For the quarter ended December 31, 2017 a portion of these costs, $27,875, were capitalized to unproved properties and the remainder were recorded as general and administrative expenses.

The intrinsic value of the options outstanding as of December 31, 2017 was $1.2 million.  As of December 31, 2017 there was no unrecognized stock-based compensation.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In March 2013, the Company licensed certain seismic data pursuant to an agreement for $4,012,260. As of December 31, 2017, the Company has paid $3,009,195 in cash and is obligated to pay $1,003,065 during fiscal 2018.

In October 2017, the Company purchased a directors and officers’ insurance policy for $171,360 and financed $156,718 of the premium by executing a note payable. The balance of the note payable at December 31, 2017 is $128,807.

NOTE 9 – SUBSEQUENT EVENTS

On January 8, 2018, GulfSlope Energy, Inc. (the “Company”) entered into a participation agreement (the “Agreement”) with Delek GOM Investments, LLC, a subsidiary of Delek Group Ltd. (“Delek”), and Texas South Energy, Inc. (“Texas South”) (collectively, the “Parties”) for the Company’s interests in its Gulf of Mexico oil and gas leases (the “Farm-out”). The Agreement sets out the terms and conditions of the Parties’ participation in the drilling of a multi-phase exploration program targeting the Company’s prospects (the “Prospects”) located on the Company’s existing leases (the “Leases”). Under the terms of the Agreement, the Parties have committed to drill the Company’s “Canoe” and “Tau” prospects (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will retain a 20% working interest while paying 8% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company approximately $1.1 million in cash for each Prospect exploration plan filed with BOEM and/or BSEE. Also, each Party will be responsible for its pro rata share (based on working interest) of delay rentals associated with the Prospects. The Company will be the Operator during exploratory drilling of the Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock, par value $0.001 per share (the “Common Stock”), upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Common Stock preceding the acquisition. This option will expire January 8, 2020. The foregoing description of the Agreement does not purport to be a complete description of the terms, provisions and conditions of such document, and represents only a summary of certain of the principal terms, provisions and conditions thereof. The Company will assign an eight-tenths of one percent of eight/eights net profits interest in certain of the Company’s oil and gas leases to include Vermilion Area, South Addition 378, Ship Shoal Area, South Addition 336, and Ship Shoal Area, South Addition 351, to Hi-View Investment Partners, LLC (“Hi-View”) in consideration for consulting services provided pursuant to a non-exclusive consulting engagement dated October 25, 2017, by and between Hi-View, the Company, and Texas South (the ”Advisory Agreement”). Hi-View will be entitled to additional assignments on the same terms and conditions as described above related to any of the Leases whereby Delek elects to participate in drilling of an exploratory well. In addition, the Company issued an aggregate of eighty million shares of Common Stock to Hi-View in consideration for consulting services provided pursuant to the Advisory Agreement. In the event that Delek has not funded the approximately one million one hundred thousand payment referenced above within six months of execution of this Agreement, then the Common Stock will be returned by Hi-View to the Company.

On January 1, 2018, the Company executed the third amendment to the March 2014 farm-out agreement with Texas South under which Texas South will acquire 20% of GulfSlope’s interest in two prospects for $225,000.

In January 2018 the maturity date of convertible promissory notes (bridge financing) that matured on January 15, 2018 was extended to April 16, 2018 in exchange for 2.79 million additional warrants.

In February 2018, the Company executed a drilling rig contract with Atlantic Maritime Services LLC, a wholly owned subsidiary of Rowan Companies plc, to secure and utilize the Rowan Ralph Coffman jackup drilling rig for the Company’s 2018 Gulf of Mexico drilling program. GulfSlope anticipates spudding the first well in mid-2018 on Vermilion Area, South Addition Block 378 (Canoe Shallow prospect) and the second well on Ship Shoal Area, South Addition Blocks 336 / 351 (Tau prospect) shortly thereafter. Initial drilling on both prospects is expected to be completed before the end of the year. The Ralph Coffman is a high specification jackup rig that can drill to 35,000 feet. The rig is currently being mobilized from Trinidad and is anticipated to arrive in the Gulf of Mexico shortly.

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

The Company has invested significant technical person hours in the proprietary interpretation and the associated high-end reprocessing of this seismic data. The result of this proprietary interpretation has been the identification of multiple prospects that we believe may have substantial potential hydrocarbon deposits. Based on this analysis, we currently have twelve blocks under lease in the federal waters of Offshore Gulf of Mexico. We believe the proprietary reprocessing and contiguous nature of our licensed 3-D seismic data gives us an advantage over other exploration and production (“E&P”) companies operating in our focus area. We have identified nine prospects that are covered by our leases and throughout this Report we refer to these acquired leases as our “portfolio.”

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

Through December 31, 2017, we have spent approximately $26.5 million on the acquisition, reprocessing, and interpretation of seismic data associated with our seismic license agreements and these costs were capitalized as oil and gas exploration costs which are subject to periodic evaluation for impairment. Approximately $19.5 million of these seismic-related expenses were impaired for accounting purposes. Approximately $7.0 million of our exploration expenditures remain capitalized. These capitalized exploration costs when added with our lease acquisition and annual lease rental costs of $10.5 million and netted with the $11.0 million received from the sale of working interests and the impairment of relinquished leases of $4.7 million, results in the $1.8 million reflected as Unproved Oil and Natural Gas Properties on our Condensed Balance Sheet as of December 31, 2017.

We have historically operated our business with working capital deficits and these deficits have historically been funded by equity investments and loans from management. As of December 31, 2017, we had $0.1 million of cash on hand. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through February of 2019.  The Company plans to finance its operations through the issuance of equity and debt financings. There are no assurances that financing will be available with acceptable terms, if at all.

Current Operations

In 2016, the Company completed the technical work on seven sub-salt prospects and has declared these to be drill ready. The Company estimates the cost to drill the exploration wells on these prospects to be approximately $200 million. The recoverable resource potential is estimated to be more than 800 mmboe (million barrels oil equivalent) on a gross (100% working interest) and unrisked basis. Additional prospects are expected to be advanced to the drill ready stage through new seismic reprocessing and/or additional seismic acquisition. The Company continues to be active in the evaluation of potential mergers and acquisitions that it deems to be attractive opportunities. Any such merger or acquisition is likely to be financed through a combination of debt and equity.

As a result of the extensive reprocessing and mapping of its licensed 3D, seismic data, the Company also developed two shallow depth prospects with drilling depths of approximately 5,000 feet.

On January 8, 2018, the Company signed comprehensive documents related to partnering with Delek Group and Texas South to participate in the drilling of nine currently leased prospects. The initial phase (Phase I) consists of a commitment to drill the Canoe Prospect (VR378) to approximately 5000’ and the Tau Prospect (SS336 and SS351) to approximately 26,000’. The Company will fund 8% of the well costs and retain a 20% working interest that is subject to a .8% Net Profits Interest. GulfSlope is the named operator for the exploratory wells. Delek has the option to participate in 3 subsequent phases of drilling under the same terms. It also has the right to purchase up to 5% of the outstanding shares of GSPE common stock after each drilling phase for a cumulative right to purchase 20% of the shares outstanding. The Company will receive a partial recoupment of sunk costs of $1.1M for each prospect to be drilled.

The Company is currently preparing the extensive documentation required for the permits to drill the exploratory wells on the Canoe and Tau Prospects and expects to file the permit applications for both wells in March 2018. Drilling operations are expected to commence mid-2018, subject to receipt of the required permits to drill.

The Company has contracted with Atlantic Maritime Services LLC, for the use of the Rowan Ralph Coffman jackup drilling rig for these two wells. The rig is currently being mobilized from Trinidad to the U. S. Gulf of Mexico.

GulfSlope estimates that it’s net working interest for these two prospects could hold over 50 mmboe recoverable oil and gas and estimates the net cost to the Company to drill these two wells is approximately $4 million.

The Company has incurred accumulated losses for the period from inception to December 31, 2017 of approximately $39.7 million, and has a net capital deficiency.  Further losses are anticipated in developing its business.  As a result, there exists substantial doubt about the Company’s ability to continue as a going concern on its report for the year ended September 30, 2017.  As of December 31, 2017, the Company had approximately $0.1 million of cash on hand.  The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through February 2019. These expenditures include the Company’s drilling costs, lease rentals to the BOEM, general and administrative expenses, and costs associated with seismic acquisition and processing.  The Company plans to extend the agreements associated with loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2017, the Company’s oil and gas properties consisted of capitalized exploration and acquisition costs for unproved properties and no proved reserves.

Property and equipment are carried at cost.  We assess the carrying value of our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

A more complete discussion of our critical accounting policies is included in our annual report on Form 10-K as of September 30, 2017, which was filed with the Securities and Exchange Commission on December 29, 2017.

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

For a more complete discussion of the factors affecting comparability of our future results, see the risk factors included in Item 1A our annual report on Form 10-K as of September 30, 2017, which was filed with the Securities and Exchange Commission on December 29, 2017.

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

No revenue was recorded during the three months ended December 31, 2017 and 2016. General and administrative expenses were approximately $0.3 million for the three months ended December 31, 2017, compared to approximately $0.2 million for the three months ended December 31, 2016. This increase is primarily due to stock compensation expense. Interest expense was $0.2 million for the three months ended December 31, 2017 compared to $0.3 million for the three months ended December 31, 2016. This decrease is due to the reduction in debt discount amortization.

Liquidity and Capital Resources

As of December 31, 2017, we had $0.1 million of cash on hand. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through February 2019. The Company plans to finance its operations through the issuance of equity and debt financings. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended December 31, 2017, the Company used approximately $0.18 million of net cash in operating activities, compared with approximately $0.10 million of net cash used in operating activities for the three months ended December 31, 2016, due to increased general and administrative and professional expenses. For the three months ended December 31, 2017 we received approximately $0.1 million of cash from investing activities compared with approximately $0.06 million of cash used in investing activities for the three months ended December 31, 2016 primarily due to a net of $0.1 million from the sale of working interest for the three months ended December 31, 2017. For the three months ended December 31, 2017 we received approximately $0.2 million of net cash from financing activities, compared with approximately $0.2 million received in financing activities for the three months ended December 31, 2016.

We will need to raise additional funds to cover expenditures planned after February 2019, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

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

At December 31, 2017, we had approximately $8.9 million of fixed-rate debt outstanding. All fixed-rate debt has a weighted average interest rate of 5%. We also had approximately $1.1 million of convertible debt with a weighted average interest rate of 7.6%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended September 30, 2017, which was filed with the Securities and Exchange Commission on December 29, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2017, the Company issued 2,000,000 shares of restricted stock to a lender as part of two financing transactions.

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

GULFSLOPE ENERGY, INC.

 (Issuer)

Date:	02/14/2018	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer,
and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	02/14/2018	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer