Form 10-Q
period 2018-03-31
GULFSLOPE ENERGY, INC.
filed 2018-05-15
CIK 1341726

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2018

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

The number of shares outstanding of our common stock, as of May 14, 2018, was 784,650,050.

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

PART I - FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

GulfSlope Energy, Inc.

Condensed Balance Sheets

As of March 31, 2018 and September 30, 2017

(Unaudited)

	March 31, 2018	September 30, 2017

Assets
Current Assets
Cash	$2,369,948	$6,426
Prepaid Expenses and Other Current Assets	131,323	40,573
Accounts Receivable	522,726	—
Total Current Assets	3,023,997	46,999
Property and Equipment, Net of Depreciation	510	3,484
Oil and Natural Gas Properties, Full Cost Method of Accounting
Unproved Properties	5,431,362	1,887,879
Total Non-Current Assets	5,431,872	1,891,363
Total Assets	$8,455,869	$1,938,362
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$2,116,255	$476,244
Related Party Payable	310,289	298,458
Accrued Interest Payable	1,584,315	1,318,188
Accrued Expenses and Other Payables	1,321,927	1,321,927
Loans from Related Parties	9,164,500	9,155,581
Notes Payable	86,996	3,690
Convertible Promissory Notes Payable	756,133	669,419
Stock Payable	—	11,605
Total Current Liabilities	15,340,415	13,255,112
Total Liabilities	15,340,415	13,255,112
Stockholders’ Deficit
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 975,000,000 shares; issued and outstanding 778,820,060 and 692,196,625, respectively	778,820	692,196
Additional Paid-in-Capital	32,618,329	27,212,577
Accumulated Deficit	(40,281,695)	(39,221,523)
Total Stockholders’ Deficit	(6,884,546)	(11,316,750)
Total Liabilities and Stockholders’ Deficit	$8,455,869	$1,938,362

The accompanying notes are an integral part to these condensed financial statements.

  GulfSlope Energy, Inc.

Condensed Statements of Operations

For the Three and Six Months Ended March 31, 2018 and 2017

(Unaudited)

	For the three months ended March 31, 2018		For the three months ended March 31, 2017	For the six months ended March 31, 2018		For the six months ended March 31, 2017
Revenues	$		$—	$		$—
Impairment of Oil and Natural Gas Properties		—	—		—	—
General & Administrative Expenses		101,139	456,898		390,465	676,826
Net Loss from Operations		(101,139)	(456,898)		(390,465)	(676,826)
Other Income/(Expenses):
Interest Expense		(227,489)	(369,332)		(452,566)	(702,167)
Loss on Debt Extinguishment		(217,141)	—		(217,141)	—
Net Loss Before Income Taxes		(545,769)	(826,230)		(1,060,172)	(1,378,993)
Provision for Income Taxes		—	—		—	—
Net Loss		$(545,769)	$(826,230)		$(1,060,172)	$(1,378,993)
Loss Per Share - Basic and Diluted		$(0.00)	$(0.00)		$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted		770,552,707	684,327,225		733,243,895	683,356,895

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

 Condensed Statements of Cash Flows

For the Six Months Ended March 31, 2018 and 2017

(Unaudited)

	For the six months ended March 31, 2018	For the six months ended March 31, 2017
OPERATING ACTIVITIES
Net Loss	$(1,060,172)	$(1,378,993)
Adjustments to reconcile net loss to net cash From Operating Activities:
Changes in Accounts Receivable	—	—
Depreciation	2,976	13,820
Stock Based Compensation	65,506	327,531
Stock Issued for Services	3,650	—
Debt Discount Amortization	175,634	444,172
Loss on Debt Extinguishment	217,141	—
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	(218,664)	63,147
(Increase)/Decrease in Prepaid Expenses	65,968	70,186
Increase/(Decrease) in Accounts Payable and Stock Payable	1,496,334	(34,006)
Increase/(Decrease) in Related Party Payable	11,830	20,795
Increase/(Decrease) in Accrued Interest	272,727	255,447
Net Cash From Operating Activities	1,032,930	(217,901)

INVESTING ACTIVITIES
Investments in Oil and Gas Properties	(281,584)	(91,232)
Proceeds From Sale of Working Interest	1,485,589	—
Net Cash From Investing Activities	1,204,005	(91,232)

FINANCING ACTIVITIES
Proceeds from Related Party Loans	—	244,500
Proceeds from Convertible Promissory Notes and Warrants	200,000	150,000
Payments on Note Payable	(73,413)	(85,074)
Net Cash From Financing Activities	126,587	309,426

Net Increase/(Decrease) in Cash	2,363,522	293
Beginning Cash Balance	6,426	64,114
Ending Cash Balance	$2,369,948	$64,407

Supplemental Schedule of Cash Flow Activities
Cash Paid for Interest	$3,036	$2,547
Non-Cash Financing and Investing Activities
Prepaid Asset Financed by Note Payable	$156,718	$159,188
Capital Expenditures Included in Accounts Payable	$16,260	$17,651
Stock-Based Compensation Capitalized to Unproved Properties	$27,875	$139,375
Stock Issued for Consulting Services Capitalized to Unproved Properties	$4,880,000	$—
Receivable from Sale of Working Interest	$304,052	$—
Wells In Process Included in Accounts Payable	$127,415	$—

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

March 31, 2018

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

As of March 31, 2018, we have no production or proved reserves.

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

Liquidity/Going Concern

The Company has incurred accumulated losses as of March 31, 2018 of $40.3 million. Further losses are anticipated in developing our business. As a result, there exists substantial doubt about our ability to continue as a going concern. As of March 31, 2018, we had $2.4 million of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $7.5 million to meet its obligations and planned expenditures through May 2019. The Company plans to finance its operations through the issuance of equity and debt offerings. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management and other related parties. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining adequate financing, operations would need to be curtailed or ceased, including those associated with being a public reporting company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2018, the Company’s oil and gas properties consisted of wells in process, capitalized exploration and acquisition costs for unproved properties and no proved reserves.

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

As the Company has incurred losses for the three months ended March 31, 2018 and 2017, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of March 31, 2018 and 2017, there were 179,062,176 and 159,353,071 potentially dilutive shares, respectively.

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

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

In January 2018, the Company entered into a strategic partnership with Delek Group Ltd. (“Delek”), and Texas South Energy, Inc. (“Texas South”) (collectively, the “Parties”) and executed a participation agreement for a multi-phase exploration program. Under the terms of the Agreement, the Parties have committed to drill the Company’s “Canoe” and “Tau” prospects (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will retain a 20% working interest while paying 8% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company approximately $1.1 million in cash for each Prospect when the respective exploration plan is filed with BOEM. Also, each Party will be responsible for their pro rata share (based on working interest) of delay rentals associated with the Prospects. The Company will be the Operator during exploratory drilling of the Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock, par value $0.001 per share (the “Common Stock”), upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Common Stock preceding the acquisition. This option will expire January 8, 2020.

The Company will assign an eight-tenths of one percent of eight/eights net profits interest in certain of the Company’s oil and gas leases to include Vermilion Area, South Addition 378, Ship Shoal Area, South Addition 336, and Ship Shoal Area, South Addition 351, to Hi-View Investment Partners, LLC (“Hi-View”) in consideration for oil and gas consulting services provided pursuant to a non-exclusive consulting engagement dated October 25, 2017, by and between Hi-View, the Company, and Texas South (the ”Advisory Agreement”). Hi-View will be entitled to additional assignments on the same terms and conditions as described above related to any of the Leases whereby Delek elects to participate in drilling of an exploratory well. In addition, the Company issued an aggregate of eighty million shares of Common Stock to Hi-View in consideration for oil and gas consulting services provided in facilitating the Delek farm out agreement. The value of the shares was capitalized to unproved properties.

The Company, as the operator of two wells being drilled in the Gulf of Mexico, has incurred intangible drilling costs for the wells in process and has billed its working interest partners for their respective shares of the drilling costs to date. The first of the two wells is expected to spud in mid-2018 with the second well to be drilled shortly thereafter.

The Company paid $632,665 in gross annual lease rental payments to the BOEM for the year ended September 30, 2017. The Company’s share of these amounts are included in unproved properties.  In August 2017, the Company competitively bid on one block in the Central Gulf of Mexico Lease Sale 249 conducted by BOEM.  The Company was the high bidder on the block and paid $26,398, which represents 20% of the total lease bonus amount.  On September 29, 2017 the Company’s bid was accepted. After payment in October 2017 of $140,591, which represents the remaining 80% lease bonus and first year rentals, the Company was awarded the lease block in October 2017.

In August 2017, the Company entered into a letter agreement with Texas South that sets out the terms of an agreement for the Company’s Tau prospect. In exchange for $166,989, Texas South acquired an undivided 20% interest in the prospect. In accordance with full cost requirements, the Company recorded the proceeds from the transaction as an adjustment to the capitalized costs of its oil and gas properties with no gain or loss recognition.

In October 2017, the Company executed the second amendment to the March 2014 farm-out agreement with Texas South under which Texas South will acquire 20% of Gulfslope’s interest in two prospects for $329,062. Of this amount, $250,000 has been paid through March 31, 2018, and the remaining balance of $79,062 has been recorded as an account receivable at March 31, 2018.

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

For the six months ended March 31, 2018, the Company incurred $160,702 in consulting fees, salaries and benefits associated with geoscientists, and $20,948 associated with technological infrastructure and third party hosting services. The Company capitalized these G&G costs because the Company owned specific unevaluated properties that these costs relate to. These amounts when added to unproved properties at September 30, 2017 and netted with the receipts from the sale of working interests and the amount paid for the lease that was acquired in October 2017, and the capitalized consulting services of $4,880,000 paid for with the issuance of stock and the wells in process results in unproved properties of $5,431,362 at March 31, 2018.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into convertible promissory notes whereby it borrowed a total of $8,675,500 from John Seitz, its current chief executive officer. The notes are due on demand, bear interest at the rate of 5% per annum, and $5,300,000 of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of March 31, 2018 the total amount owed to John Seitz, our CEO, is $8,675,500. There was a total of $1,420,583 of unpaid interest associated with these loans included in accrued interest within our balance sheet as of March 31, 2018.

From August 2015 through February 2016 the Company entered into promissory notes whereby it borrowed a total of $267,000 from Dr. Ronald Bain, its current president and chief operating officer, and his affiliate ConRon Consulting, Inc. These notes are not convertible, due on demand and bear interest at the rate of 5% per annum. As of March 31, 2018, the total amount owed to Dr. Bain and his affiliate was $267,000. There was a total of $34,920 of accrued interest associated with these loans included within our balance sheet as of March 31, 2018. In June of 2016, Dr. Ronald Bain also entered into a $92,000 convertible promissory note with associated warrants (“Bridge Financing”) under the same terms received by other investors (see Note 5).

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

Domenica Seitz CPA, related to John Seitz, has provided accounting consulting services to the Company. During the three month period ended March 31, 2018, the services provided were valued at $5,915. The Company has accrued these amounts, and they have been reflected in the March 31, 2018 financial statements.

John Seitz has not received a salary since May 31, 2013, the date he commenced serving as our CEO and accordingly, no amount has been accrued on our financial statements.

Kevin Bain, son of Dr. Bain, is a geoscientist and an employee of the Company.

NOTE 5 – BRIDGE FINANCING – CONVERTIBLE PROMISSORY NOTES WITH ASSOCIATED WARRANTS

Between June and November 2016, the Company issued eleven convertible promissory notes with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000. Three of the notes were to related parties for proceeds totaling $222,000, including the extinguishment of $70,000 worth of related party payables. The convertible notes have a maturity of one year, bear an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. In addition to the convertible notes, the investors received 27.9 million warrants (7.4 million to the above mentioned related parties) with an exercise price of $0.03 and a term of the earlier of three years or upon a change of control. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible notes and warrants based on their relative fair values. This resulted in an allocation of $452,422 to the warrants and $384,368 to the convertible notes. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible notes to the fair value of the shares they are convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $384,368. Accordingly, the debt discount associated with these notes was $836,790. Such discount was amortized using the effective interest rate method over the term (one year) of the convertible notes. For the quarter ended March 31, 2018 the amortization of this discount and the discount associated with the extension warrants (see below) totaled $26,970, and is included in interest expense in the statement of operations. Accrued interest expense for the quarter ended March 31, 2018 was $16,740.  Cumulative accrued interest at March 31, 2018 was $98,804.

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

Upon maturity on January 15, 2018 of the eleven promissory notes, the Company issued 2,790,000 extension warrants (equal to 10% of the original warrant amount) to the holders of the notes to extend the term to April 16, 2018. The Company evaluated this transaction including considering the fair value of the warrants issued and concluded that extinguishment accounting was required as the present value of future cash flows from the new note, including the fair value of the warrants issued to extend, exceeded the present value of future cash flows of the old note by more than 10%. The fair value of the warrants was deemed to be $217,141 and such amount was recognized immediately as a loss on extinguishment of debt. The fair value of the warrants was determined using the Black-Scholes option pricing model.

On October 16, 2017, the Company issued a convertible promissory note with 1,000,000 shares of restricted stock and 1,100,000 warrants in a private placement to an accredited investor for $100,000 in proceeds. The warrants have a five-year term and an exercise price of $0.10. The promissory note has a face value of $110,000, which includes 10% original issue discount (“OID”), and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $250,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no material instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible note, restricted common stock, and warrants based on their relative fair values. This resulted in an allocation of $21,287 to the restricted stock, $20,175 to the warrants and $58,538 to the convertible note. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $58,538. Accordingly, at October 16, 2017, the debt discount associated with these notes was $110,000. Such discount will be amortized using the effective interest rate method over the term (seven months) of the convertible note. For the quarter ended March 31, 2018 amortization of this discount totaled $46,698 and is included in interest expense in the statement of operations. Accrued interest expense for the six months ended March 31, 2018 is $6,600.

On December 15, 2017, the Company issued a convertible promissory note with 1,000,000 shares of restricted stock and 1,100,000 warrants in a private placement to an accredited investor for $100,000 in proceeds. The warrants have a five-year term and an exercise price of $0.10. The promissory note has a face value of $110,000, which includes 10% original issue discount (“OID”), and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $150,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no material instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible note, restricted common stock, and warrants based on their relative fair values. This resulted in an allocation of $27,807 to the restricted stock, $27,212 to the warrants and $44,981 to the convertible note. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $44,981. Accordingly, at December 15, 2017, the debt discount associated with these notes was $110,000. Such discount will be amortized using the effective interest rate method over the term (seven months) of the convertible note. For the quarter ended March 31, 2018 amortization of this discount totaled $46,698 and is included in interest expense in the statement of operations. Accrued interest expense for the six months March 31, 2018 is $6,600.

NOTE 6 – COMMON STOCK/PAID IN CAPITAL

As discussed in Note 5, between June and November 2016, the Company issued 27.9 million warrants in conjunction with convertible notes payable. The warrants have an exercise price of $0.03 and a term of the earlier of 3 years or upon a change of control. Based upon the allocation of proceeds between the convertible notes payable and the warrants, approximately $452,422 was allocated to the warrants. During June through August 2017, the maturity date of all of the Bridge Financing Notes was extended to January 15, 2018 in exchange for the issuance of 25% additional warrants. The warrants have an exercise price of $0.03 and the same expiration date (three years from original transaction) as the original warrants. On January 15, 2018 the maturity date of the Bridge Financing Notes was extended to April 16, 2018 in exchange for the issuance of 10% additional warrants. The warrants have an exercise price of $0.10 per share and the same expiration date (three years from original transaction) as the original warrants.

The fair value of the warrants were determined using the Black Scholes valuation model with the following key assumptions:

	June 2016	July 2016	August 2016	November 2016	June 2017	July 2017	August 2017	January 2018
Warrants Issued	12.9 million	10.0 million	3.3 million	1.7 million	3.2 million	2.5 million	1.25 million	2.8 million
Stock Price (1)	$0.054	$0.040	$0.032	$0.029	$0.025	$0.019	$0.016	$0.11
Exercise Price	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.10
Term	3 years	3 years	3 years	3 years	2 years	2 years	2 years	1.5 years (2)
Risk Free Rate	.87%	.80%	.88%	1.28%	1.35%	1.35%	1.33%	1.89%
Volatility	135%	138%	137%	131%	135%	136%	135%	163%

(1) Fair market value on the date of agreement.

(2) Average term.

During the period December 2016 through December 2017 the Company issued 3,500,000 shares of restricted stock to an investor as part of financing transactions (see Note 5).

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

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, using the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized zero and $93,381 in stock based compensation during the three and six months ended March 31, 2018 and $466,906 in stock-based compensation during the three and six months ended March 31, 2017, respectively. A portion of these costs, zero and $27,875 were capitalized to unproved properties for the three and six months ended March 31, 2018 and $139,375 was capitalized to unproved properties for the three months and six months ended March 31, 2017 and the remainder were recorded as general and administrative expenses.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Average Intrinsic Value
Outstanding at September 30, 2017	35,500,000	0.033
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2018	35,500,000	$0.033	2.76	$1.1 million
Vested and expected to vest	35,500,000	$0.033	2.76	$1.1 million
Exercisable at March 31, 2018	35,500,000	—	—

The intrinsic value of the options outstanding as of March 31, 2018 was $1.1 million.  As of March 31, 2018 there was no unrecognized stock-based compensation.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In March 2013, the Company licensed certain seismic data pursuant to an agreement for $4,012,260. As of March 31, 2018, the Company has paid $3,009,195 in cash and is obligated to pay $1,003,065 during fiscal 2018.

In October 2017, the Company purchased a directors and officers’ insurance policy for $171,360 and financed $156,718 of the premium by executing a note payable. The balance of the note payable at March 31, 2018 is $86,459.

NOTE 9 – SUBSEQUENT EVENTS

In April 2018, the Company received $329,062 from Texas South as payment in full for the account receivable for their purchase of working interests.

In April 2018, an investor converted the October 2017 note, accrued interest and OID into approximately 5.8 million shares of stock in accordance with the terms of the loan documents. The October 2017 note has been paid in full.

The Company is working on the extension of the eleven Bridge Notes.

Upon filing the exploration plan for Tau in May 2018, the Company received a funding obligation payment from Delek in accordance with the Participation Agreement.

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

Since March 2013, we have been singularly focused on identifying high-potential oil and gas prospects located on the shelf in the U.S. GOM. We have licensed 3-D seismic data covering approximately 2.2 million acres and have evaluated this data using advanced interpretation technologies. As a result of these analyses, we have identified and acquired leases on multiple prospects that we believe may contain economically recoverable hydrocarbon deposits, and we plan to continue to conduct more refined analyses of our prospects as well as target additional lease and property acquisitions. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns. Recent actions of the Bureau of Ocean Energy Management (“BOEM”) have reduced the royalty rate for leases acquired in future lease sales in water depths of less than 200 meters (approximately 656 feet) from 18.75% to 12.5%, which further enhances the economics for the drilling of any leases acquired after August 2017 in these water depths. We currently hold one lease to which this reduced rate applies. We have filed two exploration plans with BOEM and we anticipate drilling the first well in mid-2018, with the second well to be drilled shortly thereafter.

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

Through March 31, 2018, we have spent approximately $26.7 million on the acquisition, reprocessing, and interpretation of seismic data associated with our seismic license agreements and these costs were capitalized as oil and gas exploration costs which are subject to periodic evaluation for impairment. Approximately $19.5 million of these seismic-related expenses were impaired for accounting purposes. Approximately $7.2 million of our exploration expenditures remain capitalized. These capitalized exploration costs when added with our lease acquisition and annual lease rental costs of $15.3 million and netted with the $12.5 million received from the sale of working interests and the impairment of relinquished leases of $4.7 million, and then added to the amount of our wells in process of $0.1 million results in the $5.4 million reflected as Unproved Oil and Natural Gas Properties on our Condensed Balance Sheet as of March 31, 2018.

We have historically operated our business with working capital deficits and these deficits have historically been funded by equity investments and loans from management. As of March 31, 2018, we had $2.4 million of cash on hand. The Company estimates that it will need to raise a minimum of $7.5 million to meet its obligations and planned expenditures through May of 2019.  The Company plans to finance its operations through the issuance of equity and debt financings. There are no assurances that financing will be available with acceptable terms, if at all.

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

On January 8, 2018, the Company signed comprehensive documents related to partnering with Delek Group and Texas South to participate in the drilling of nine currently leased prospects. The initial phase (Phase I) consists of a commitment to drill the Canoe Prospect (VR378) to approximately 5000’ and the Tau Prospect (SS336 and SS351) to approximately 26,000’. The Company will fund 8% of the well costs and retain a 20% working interest that is subject to a 0.8% Net Profits Interest. GulfSlope is the named operator for the exploratory wells. Delek has the option to participate in three subsequent phases of drilling under the same terms. It also has the right to purchase up to 5% of the outstanding shares of GSPE common stock after each drilling phase for a cumulative right to purchase 20% of the shares outstanding. The Company will receive a partial recoupment of sunk costs of $1.1 million for each prospect to be drilled.

The Company has filed the exploration plans to drill exploratory wells on the Canoe and Tau Prospects with BOEM and is awaiting approval. Drilling operations are expected to commence mid-2018, subject to receipt of the required permits to drill. The Company has contracted with Rowan Companies plc, for the use of the Ralph Coffman jackup drilling rig for drilling these two wells.

The Tau Prospect is located approximately six miles northeast of the Mahogany Field, discovered in 1993. Mahogany Field is recognized as the first commercial discovery below allocthonous salt in the Gulf of Mexico. The Tau Prospect is defined by mapping of 3D seismic reprocessed by RTM methods. The wellbore is planned to drill through approximately 10,000 feet of salt with a deviated well path designed to test multiple horizons trapped against salt. The prospective zones for hydrocarbon accumulations are targeted over a 12,000 foot interval in the Upper and Middle Micocene below salt. In 1994 an offset well two miles to the west of the Tau location penetrated four of these horizons off structure. The surface location for Tau is located in 305 feet of water with a proposed measured depth of 29,000 feet.

The Canoe well targets multiple anomalous amplitudes mapped from 3D seismic that correlate to productive reservoirs in nearby producing fields. The surface location is in 310 feet of water with a proposed measured depth of 6,000 feet.

The Company has incurred accumulated losses for the period from inception to March 31, 2018 of approximately $40.3 million, and has a net capital deficiency.  Further losses are anticipated in developing its business.  As a result, there exists substantial doubt about the Company’s ability to continue as a going concern on its report for the year ended September 30, 2017.  As of March 31, 2018, the Company had approximately $2.4 million of cash on hand.  The Company estimates that it will need to raise a minimum of $7.5 million to meet its obligations and planned expenditures through May 2019. These expenditures include the Company’s drilling costs, lease rentals to the BOEM, general and administrative expenses, and costs associated with seismic acquisition and processing.  The Company plans to extend the agreements associated with loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2018, the Company’s oil and gas properties consisted of wells in process, capitalized exploration and acquisition costs for unproved properties and no proved reserves.

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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

There was no revenue during the three months ended March 31, 2018 and March 31, 2017. General and administrative expenses were approximately $0.1 million for the three months ended March 31, 2018, compared to approximately $0.5 million for the three months ended March 31, 2017. This decrease is primarily due to a decrease in stock compensation expense for March 31, 2018. Interest expense was $0.2 million for the three months ended March 31, 2018 compared to $0.4 million for the three months ended March 31, 2017, primarily due to differences in debt discount amortization. Loss on debt extinguishment was approximately $0.2 million for the three months ended March 31, 2018 compared to zero for the three months ended March 31, 2017. This increase is due to a debt extension transaction that was treated as a debt extinguishment.

Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

There was no revenue during the six months ended March 31, 2018 and March 31, 2017. General and administrative expenses were approximately $0.4 million for the six months ended March 31, 2018, compared to approximately $0.7 million for the six months ended March 31, 2017. This decrease of $0.3 million was primarily due to a decrease in stock compensation expense of approximately $0.3 million. Interest expense was $0.5 million for the six months ended March 31, 2018 compared to $0.7 million for the six months ended March 31, 2017. This decrease of $0.2 million was due to a decrease in debt discount amortization for the six months ended March 31, 2018 compared to March 31, 2017. Loss on debt extinguishment was approximately $0.2 million for the six months ended March 31, 2018 compared to zero for the six months ended March 31, 2017. This increase is due to a debt extension transaction that was treated as a debt extinguishment.

Liquidity and Capital Resources

As of March 31, 2018, we had $2.4 million of cash on hand. The Company estimates that it will need to raise a minimum of $7.5 million to meet its obligations and planned expenditures through May 2019. The Company plans to finance its operations through the issuance of equity and debt financings. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended March 31, 2018, the Company received approximately $1.0 million of net cash in operating activities, compared with approximately $0.2 million of net cash used in operating activities for the six months ended March 31, 2017, due to approximately $1.5 million increase in accounts payable. For the six months ended March 31, 2018 we received approximately $1.2 million of cash from investing activities compared with approximately $0.1 million of cash used in investing activities for the six months ended March 31, 2017 primarily due to a net of $1.2 million received from the sale and purchase of working interests for the six months ended March 31, 2018, compared to approximately $0.1 million investment in oil and gas properties for the six months ended in March 31, 2017. For the six months ended March 31, 2018 we received approximately $0.1 million of net cash from financing activities, compared with approximately $0.3 million received in financing activities for the three months ended March 31, 2017.

We will need to raise additional funds to cover expenditures planned after May 2019, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

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

At March 31, 2018, we had approximately $8.9 million of fixed-rate debt outstanding. All fixed-rate debt has a weighted average interest rate of 5%. We also had approximately $1.1 million of convertible debt with a weighted average interest rate of 7.6%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2018, the Company issued 80,293,425 shares of restricted stock to two consultants and a vendor in accordance with the terms of the respective agreements.

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

GULFSLOPE ENERGY, INC.

 (Issuer)

Date:	05/15/2018	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	05/15/2018	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer