Form 10-Q
period 2018-06-30
GULFSLOPE ENERGY, INC.
filed 2018-08-14
CIK 1341726

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

Commission File No. 000-51638

GULFSLOPE ENERGY, INC.

(Exact Name of Issuer as Specified in its Charter)

Delaware	16-1689008
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1331 Lamar St., Suite 1665

Houston, Texas 77010

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

The number of shares outstanding of our common stock, as of August 13, 2018, was 817,957,712.

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

2

TABLE OF CONTENTS

June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GulfSlope Energy, Inc.

Condensed Balance Sheets

As of June 30, 2018 and September 30, 2017

(Unaudited)

	June 30, 2018	September 30, 2017
Assets
Current Assets
Cash	$4,876,667	$6,426
Accounts Receivable – Joint Interest Owners	627,552	—
Prepaid Expenses and Other Current Assets	125,387	40,573
Total Current Assets	5,629,606	46,999
Property and Equipment, Net of Depreciation	3,016	3,484
Oil and Natural Gas Properties, Full Cost Method of Accounting
Unproved Properties	5,334,903	1,887,879
Total Non-Current Assets	5,337,919	1,891,363
Total Assets	$10,967,525	$1,938,362
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$1,145,024	$476,244
Deposit from Joint Interest Owners	3,015,000
Related Party Payable	300,469	298,458
Accrued Interest Payable	1,625,589	1,318,188
Accrued Expenses and Other Payables	1,171,927	1,321,927
Loans from Related Parties	8,992,500	9,155,581
Notes Payable	43,526	3,690
Convertible Promissory Notes Payable	307,000	669,419
Stock Payable	—	11,605
Total Current Liabilities	16,601,035	13,255,112
Total Liabilities	16,601,035	13,255,112
Stockholders’ Deficit
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000,000 shares; issued and outstanding 813,800,512 and 692,196,625 as of June 30, 2018 and June 30, 2017 respectively	813,800	692,196
Additional Paid-in-Capital	34,827,711	27,212,577
Accumulated Deficit	(41,275,021)	(39,221,523)
Total Stockholders’ Deficit	(5,633,510)	(11,316,750)
Total Liabilities and Stockholders’ Deficit	$10,967,525	$1,938,362

The accompanying notes are an integral part to these condensed financial statements.

  GulfSlope Energy, Inc.

Condensed Statements of Operations

For the Three and Nine Months Ended June 30, 2018 and 2017

(Unaudited)

	For the Three Months Ended June 30, 2018		For the Three Months Ended June 30, 2017	For the Nine Months Ended June 30, 2018		For the Nine Months Ended June 30, 2017
Revenues	$		$—	$		$—
Impairment of Oil and Natural Gas Properties		—	3,316,212		—	3,316,212
General & Administrative Expenses		785,990	67,857		1,176,455	744,682
Net Loss from Operations		(785,990)	(3,384,069)		(1,176,455)	(4,060,894)
Other Income/(Expenses):
Interest Expense		(207,335)	(383,457)		(659,901)	(1,085,625)
Loss on Debt Extinguishment		—	(50,701)		(217,141)	(50,701)
Net Loss Before Income Taxes		(993,325)	(3,818,227)		(2,053,497)	(5,197,220)
Provision for Income Taxes		—	—		—	—
Net Loss		$(993,325)	$(3,818,227)		$(2,053,497)	$(5,197,220)
Loss Per Share - Basic and Diluted		$(0.00)	$(0.01)		$(0.00)	$(0.01)
Weighted Average Shares Outstanding – Basic and Diluted		785,008,992	685,152,225		750,498,503	683,955,339

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statement of Stockholder’s Deficit

For the Nine Months Ended June 30, 2018

(Unaudited)

	Common		Additional Paid-in	Accumulated	Net Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2017	692,196,625	$692,196	$27,212,577	$(39,221,523)	$(11,316,750)
Common stock issued for conversion of convertible promissory note and accrued interest	38,110,462	38,111	834,700	—	872,811
Common stock issued for convertible promissory note	2,000,000	2,000	47,094	—	49,094
Value of beneficial conversion feature in conjunction with issuance of convertible promissory notes	—	—	103,519	—	103,519
Value of warrants in conjunction with convertible promissory note	—	—	47,387	—	47,387
Amortization of employee stock options	—	—	1,464,532	—	1,464,532
Common stock issued for services	80,293,425	80,293	4,814,961	—	4,895,254
Loss on extinguishment of debt	—	—	217,141	(217,141)	—
Common stock issued to settle debt	1,200,000	1,200	85,800	—	87,000
Net loss for the nine months ended June 30, 2018	—	—	—	(1,836,357)	(1,836,357)
Balance at June 30, 2018	813,800,512	$813,800	$34,827,711	$(41,275,021)	$(5,633,510)

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended June 30, 2018 and 2017

(Unaudited)

	For the Nine Months Ended June 30, 2018	For the Nine Months Ended June 30, 2017
OPERATING ACTIVITIES
Net Loss	$(2,053,497)	$(5,197,220)
Adjustments to reconcile net loss to net cash From Operating Activities:
Impairment of Oil and Natural Gas Properties	—	3,316,212
Changes in Allowance for Doubtful Accounts Receivable	—	(128,024)
Depreciation	3,712	17,763
Stock Based Compensation	850,798	393,037
Stock Issued for Services	17,145	—
Debt Discount Amortization	254,501	701,959
Loss on Debt Extinguishment	217,141	50,701
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	(627,552)	191,171
(Increase)/Decrease in Prepaid Expenses and Other Current Assets	96,688	100,230
Increase/(Decrease) in Deposits from Joint Interest Owners	3,015,000	—
Increase/(Decrease) in Accounts Payable and Stock Payable	607,156	(35,843)
Increase/(Decrease) in Related Party Payable	2,011	26,710
Increase/(Decrease) in Accrued Liabilities and Other Payables	(100,000)	—
Increase/(Decrease) in Accrued Interest	400,212	380,888
Net Cash From Operating Activities	2,683,315	(183,216)

INVESTING ACTIVITIES
Equipment Purchases	(3,244)	—
Deposits	(24,785)	—
Investments in Oil and Gas Properties	(752,814)	(371,808)
Proceeds From Sale of Working Interest	2,884,651	—
Net Cash From Investing Activities	2,103,808	(371,808)

FINANCING ACTIVITIES
Proceeds from Related Party Loans	—	492,500
Proceeds from Convertible Promissory Notes and Warrants	200,000	150,000
Payments on Note Payable	(116,882)	(127,134)
Net Cash From Financing Activities	83,118	515,366

Net Increase/(Decrease) in Cash	4,870,241	(39,658)
Beginning Cash Balance	6,426	64,114
Ending Cash Balance	$4,876,667	$24,456

Supplemental Schedule of Cash Flow Activities
Cash Paid for Interest	$5,188	$4,144
Non-Cash Financing and Investing Activities
Prepaid Asset Financed by Note Payable	$156,718	$159,188
Stock Issued for Settlement of Accounts Payable & Accrued Expenses	$73,505	—
Stock Issued to Settle Convertible Promissory Notes and Accrued Interest	$872,812	—
Capital Expenditures Included in Accounts Payable	$3,088	$50,628
Stock-Based Compensation Capitalized to Unproved Properties	$613,733	$167,250
Stock Issued for Consulting Services Capitalized to Unproved Properties	$4,880,000	$—
Wells In Process Included in Accounts Payable	$85,127	$—

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

June 30, 2018

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

As of June 30, 2018, we have no production or proved reserves.

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

Liquidity/Going Concern

The Company has incurred accumulated losses as of June 30, 2018 of $41.3 million. Further losses are anticipated in developing our business. As a result, there exists substantial doubt about our ability to continue as a going concern. As of June 30, 2018, we had $4.9 million of unrestricted cash on hand, $3.2 million of this amount is for the payment of joint payables for drilling operations. The Company estimates that it will need to raise a minimum of $7.5 million to meet its obligations and planned expenditures through August 2019. The Company plans to finance its operations through the issuance of equity and debt offerings. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management and other related parties. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining adequate financing, operations would need to be curtailed or ceased, including those associated with being a public reporting company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2018, the Company’s oil and gas properties consisted of wells in process, capitalized exploration and acquisition costs for unproved properties and no proved reserves.

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

As the Company has incurred losses for the nine months ended June 30, 2018 and 2017, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of June 30, 2018 and 2017, there were 214,418,438 and 163,805,888 potentially dilutive shares, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14, which FASB issued in August 2015, March 2016, April 2016, May 2016, May 2016, December 2016, May 2017, September 2017 and November 2017, respectively (collectively, the amended ASU 2014-09). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) with the customer, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 for the Company is fiscal year 2019, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal year 2018, including interim reporting periods within that reporting period. ASU 2014-09 will be effective for us in our first quarter of fiscal 2019. We have evaluated the impact of adoption of this standard and determined that it will not have a material impact on our financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted for all organizations. The Company has not yet selected the period during which it will implement this pronouncement, and it is currently evaluating the impact the adoption of ASU 2016-02 will have on its financial statements.  In terms of the Company’s evaluation efforts, the Company has assigned internal resources and engaged third party service providers to assist in its evaluation. We expect this evaluation to be completed by the end of our fiscal year, September 30, 2018.

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

The Company will assign an eight-tenths of one percent of eight/eights net profits interest in certain of the Company’s oil and gas leases to include Vermilion Area, South Addition 378, Ship Shoal Area, South Addition 336, and Ship Shoal Area, South Addition 351, to Hi-View Investment Partners, LLC (“Hi-View”) in consideration for oil and gas consulting services provided pursuant to a non-exclusive consulting engagement dated October 25, 2017, by and between Hi-View, the Company, and Texas South (the “Advisory Agreement”). Hi-View will be entitled to additional assignments on the same terms and conditions as described above related to any of the Leases whereby Delek elects to participate in drilling of an exploratory well. In addition, the Company issued an aggregate of eighty million shares of Common Stock to Hi-View in consideration for oil and gas consulting services provided in facilitating the Delek farm out agreement. The value of the shares was capitalized to unproved properties.

The Company, as the operator of two wells being drilled in the Gulf of Mexico, has incurred tangible and intangible drilling costs for the wells in process and has billed its working interest partners for their respective shares of the drilling costs to date. The first of the two wells was spud in early August 2018 and the second well will be drilled after the first well.

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

For the year ended September 30, 2017, the Company incurred $172,094 in consulting fees, salaries and benefits, $195,125 in stock option costs associated with geoscientists, and $53,014 associated with technological infrastructure and third party hosting services. As these G&G costs relate to specific company-owned unevaluated properties, the Company capitalized these G&G costs to unproved properties. These capitalized costs when added to the amounts paid in 2017 for lease rental and lease acquisition payments of $402,766 and netted with the 2017 receipts from working interest portion of annual rentals of $118,679 and the amount received through September 30, 2017 for sale of working interest of $26,400 as well as the relinquished leases impairment amount of $3,316,212 results in unproved oil and gas properties of $1,887,879 reflected on the Company’s balance sheet at September 30, 2017.

For the nine months ended June 30, 2018, the Company incurred $180,379 in consulting fees, salaries and benefits associated with geoscientists, $544,958 in stock option costs associated with geoscientists and engineers, $35,125 associated with technological infrastructure and third party hosting services and $90,716 of engineering costs. The Company capitalized these G&G costs to unproved properties. These amounts when added to unproved properties at September 30, 2017 and netted with the receipts of $2,884,651 from the sale of working interests and $140,591 the amount paid for the lease that was acquired in October 2017, the Company’s share of lease rentals of $75,274 paid in May and June of 2018 and the capitalized consulting services of $4,880,000 paid for with the issuance of stock and the wells in process of $384,632 results in unproved properties of $5,334,903 at June 30, 2018.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into convertible promissory notes whereby it borrowed a total of $8,675,500 from John Seitz, its current chief executive officer. The notes are due on demand, bear interest at the rate of 5% per annum, and $5,300,000 of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of June 30, 2018 the total amount owed to John Seitz, our CEO, is $8,675,500. There was a total of $1,530,232 of unpaid interest associated with these loans included in accrued interest within our balance sheet as of June 30, 2018.

During March 2016, the Company entered into a promissory note for a total of $80,000 with the Morris Family Partnership, L.P., an affiliate of Mr. Paul Morris, a director of the Company. The $80,000 promissory note was converted into the Bridge Financing (see Note 5). The Bridge note and accrued interest was converted into 3.7 million shares of common stock in June 2018, under the same terms received by other investors. The note was paid in full in June 2018 (see Note 5).

On November 15, 2016, a family member of the CEO, a related party, entered into a $50,000 convertible promissory note with associated warrants (“Bridge Financing”) under the same terms received by other investors (see Note 5).

Domenica Seitz CPA, related to John Seitz, has provided accounting consulting services to the Company. During the three month period ended June 30, 2018, the services provided were valued at $5,915. The Company has accrued these amounts, and they have been reflected in the June 30, 2018 financial statements.

John Seitz has not received a salary since May 31, 2013, the date he commenced serving as our CEO and accordingly, no amount has been accrued on our financial statements.

NOTE 5 – BRIDGE FINANCING – CONVERTIBLE PROMISSORY NOTES WITH ASSOCIATED WARRANTS

Between June and November 2016, the Company issued eleven convertible promissory notes with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000. Three of the notes were to related parties for proceeds totaling $222,000, including the extinguishment of $70,000 worth of related party payables. The convertible notes have a maturity of one year, bear an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. In addition to the convertible notes, the investors received 27.9 million warrants (7.4 million to the above mentioned related parties) with an exercise price of $0.03 and a term of the earlier of three years or upon a change of control. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible notes and warrants based on their relative fair values. This resulted in an allocation of $452,422 to the warrants and $384,368 to the convertible notes. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible notes to the fair value of the shares they are convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $384,368. Accordingly, the debt discount associated with these notes was $836,790. Such discount was amortized using the effective interest rate method over the term (one year) of the convertible notes. For the quarter ended June 30, 2018 the amortization of this discount and the discount associated with the extension warrants (see below) was zero, because it was fully amortized at March 31, 2018. Accrued interest expense for the quarter ended June 30, 2018 was $14,462.  Cumulative accrued interest at June 30, 2018 was $56,996 after the conversion of three of the notes with a principal balance of $480,000 plus accrued interest of $73,012. The remaining Bridge note balance at June 30, 2018 was $357,000.

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

Upon maturity on January 15, 2018 of the eleven promissory notes, the Company issued 2,790,000 extension warrants (equal to 10% of the original warrant amount) to the holders of the notes to extend the term to April 16, 2018. Three of the notes were converted prior to June 30th and three notes were converted after quarter end. The remaining bridge note holders are working with the Company to extend or convert their notes. The Company evaluated this transaction including considering the fair value of the warrants issued and concluded that extinguishment accounting was required as the present value of future cash flows from the new note, including the fair value of the warrants issued to extend, exceeded the present value of future cash flows of the old note by more than 10%. The fair value of the warrants was deemed to be $217,141 and such amount was recognized immediately as a loss on extinguishment of debt. The fair value of the warrants was determined using the Black-Scholes option pricing model.

On October 16, 2017, the Company issued a convertible promissory note with 1,000,000 shares of restricted stock and 1,100,000 warrants in a private placement to an accredited investor for $100,000 in proceeds. The warrants have a five-year term and an exercise price of $0.10. The promissory note has a face value of $110,000, which includes 10% original issue discount (“OID”), and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $250,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no material instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible note, restricted common stock, and warrants based on their relative fair values. This resulted in an allocation of $21,287 to the restricted stock, $20,175 to the warrants and $58,538 to the convertible note. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $58,538. Accordingly, at October 16, 2017, the debt discount associated with these notes was $110,000. Such discount will be amortized using the effective interest rate method over the term (seven months) of the convertible note. For the nine months ended June 30, 2018 amortization of this discount totaled $110,000 and is included in interest expense in the statement of operations. Accrued interest expense for the nine months ended June 30, 2018 is $6,600. On April 16, 2018 this note, and accrued interest was paid in full by the issuance of 5.8 million shares of common stock.

On December 15, 2017, the Company issued a convertible promissory note with 1,000,000 shares of restricted stock and 1,100,000 warrants in a private placement to an accredited investor for $100,000 in proceeds. The warrants have a five-year term and an exercise price of $0.10. The promissory note has a face value of $110,000, which includes 10% original issue discount (“OID”), and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $150,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no material instruments or features required fair value accounting. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible note, restricted common stock, and warrants based on their relative fair values. This resulted in an allocation of $27,807 to the restricted stock, $27,212 to the warrants and $44,981 to the convertible note. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at $44,981. Accordingly, at December 15, 2017, the debt discount associated with these notes was $110,000. Such discount will be amortized using the effective interest rate method over the term (seven months) of the convertible note. For the nine months ended June 30, 2018 amortization of this discount totaled $110,000 and is included in interest expense in the statement of operations. Accrued interest expense for the nine months June 30, 2018 is $6,600. On June 15, 2018 this note, and accrued interest was paid in full by the issuance of 5.8 million shares of common stock.

NOTE 6 – COMMON STOCK/PAID IN CAPITAL

At our annual shareholder meeting in May of 2018 our shareholders approved increasing the number of authorized shares of common stock from 975,000,000 to 1,500,000,000. The number of authorized shares of preferred stock was not changed and is 50,000,000.

As discussed in Note 5, between June and November 2016, the Company issued 27.9 million warrants in conjunction with convertible notes payable. The warrants have an exercise price of $0.03 and a term of the earlier of 3 years or upon a change of control. Based upon the allocation of proceeds between the convertible notes payable and the warrants, approximately $452,422 was allocated to the warrants. During June through August 2017, the maturity date of all of the Bridge Financing Notes was extended to January 15, 2018 in exchange for the issuance of 25% additional warrants. The warrants have an exercise price of $0.03 and the same expiration date (three years from original transaction) as the original warrants. On January 15, 2018 the maturity date of the Bridge Financing Notes was extended to April 16, 2018 in exchange for the issuance of 10% additional warrants. (See Note 5 for status of notes). The warrants have an exercise price of $0.10 per share and the same expiration date (three years from original transaction) as the original warrants.

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

NOTE 7 – STOCK-BASED COMPENSATION

On May 1, 2018, 500,000 stock options, with an exercise price of $0.065 per share were granted to an employee. The stock options vested on May 1, 2018. The stock options are exercisable for approximately 7.5 years from the date of grant of May 1, 2018 to December 31, 2025. These stock options were awarded from the Company’s 2014 Omnibus Incentive Plan.

On June 1, 2018, 67.5 million stock options, with an exercise price of $0.075 per share were granted to employees, directors and contractors. 18.5 million of the stock options vested on June 1, 2018, 24 million will vest on June 1, 2019 and 25 million will vest on June 1, 2020 provided the holder continues to serve as an employee or a director on the vesting date. The stock options are exercisable for approximately 7.5 years from the date of grant of June 1, 2018 to December 31, 2025. 49 million of these stock options were awarded from the Company’s 2018 Omnibus Incentive Plan and 18.5 million stock options were inducement awards.

The fair value of the stock-options were determined using the Black Scholes valuation model with the following key assumptions:

Date of Grant	May 1, 2018	June 1, 2018
Number of Stock Options Granted	500,000	67,500,000
Stock Price	$0.065	$0.075
Exercise Price	$0.065	$0.075
Expected Life of Options	4.25 years	4.25 years
Risk Free Rate	2.74%	2.675%
Volatility	145.21%	145.21%

The Company used the historical volatility of its stock for the period June 2014 through June 1, 2018 for the Black Scholes computation. The Company has no historical data regarding the expected life of the options and therefore used the simplified method of calculating the expected life. The risk free rate was calculated using the U.S. Treasury constant maturity rates similar to the expected life of the options, as published by the Federal Reserve. The Company has no plans to declare any future dividends.

On January 1, 2017, 33.5 million stock options were granted to 6 employees and 2 directors of the Company. The CEO was not included in the award. The stock options vested 50% on January 1, 2017 and the remaining 50% vested on January 1, 2018, provided that the option holder continues to serve as an employee or director on the vesting date. The stock options are exercisable for seven years from the original grant date of January 1, 2017, until January 1, 2024.

The following table summarizes the Company’s stock option activity during the three months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Average Intrinsic Value
Outstanding at September 30, 2017	35,500,000	0.033
Granted	68,000,000	0.075
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2018	103,500,000	$0.0605	5.71	$5.1 million
Vested and expected to vest	103,500,000	$0.0605	5.71	$5.1 million
Exercisable at June 30, 2018	54,500,000	$0.0475	4.17	$3.4 million

The intrinsic value of the options outstanding as of June 30, 2018 was $5.1 million.  As of June 30, 2018 there was $3.1 million of unrecognized stock-based compensation.

Stock-based compensation cost is measured at the grant date, using the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $1,371,150 and $1,464,534 in stock based compensation during the three and nine months ended June 30, 2018 and $93,381 and $560,287 in stock-based compensation during the three and nine months ended June 30, 2017, respectively. A portion of these costs, $585,858 and $613,733 were capitalized to unproved properties for the three and nine months ended June 30, 2018 and $27,875 and $167,250 was capitalized to unproved properties for the three months and nine months ended June 30, 2017 and the remainder were recorded as general and administrative expenses.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In March 2013, the Company licensed certain seismic data pursuant to an agreement for $4,012,260. As of June 30, 2018, the Company has paid $3,109,195 in cash and is obligated to pay $903,065 during 2018.

In October 2017, the Company purchased a directors and officers’ insurance policy for $171,360 and financed $156,718 of the premium by executing a note payable. The balance of the note payable at June 30, 2018 is $43,526.

In June 2018, the Company entered into a thirty-nine month office lease agreement effective July 1, 2018.  In addition, the Company paid a $24,785 security deposit in June 2018.

The Company signed a contract with Atlantic Maritime Services, LLC, a sub subsidiary of Rowan Companies plc, for the use of the Ralph Coffman drilling rig for its joint operations in the Gulf of Mexico. The company’s share of the cost of the drilling rig is approximately $1.1 million. As of June 30, 2018 $0.08 million of this amount has been paid.

NOTE 9 – SUBSEQUENT EVENTS

In the fourth quarter of fiscal 2018, three investors converted their June 2016 bridge notes and accrued interest into approximately 3.7 million shares of common stock in accordance with the terms of the loan documents. These three June 2016 notes and accrued interest have been paid in full.

In the fourth quarter of fiscal 2018, 416,666 warrants were exercised by a Bridge note investor.

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

Since March 2013, we have been singularly focused on identifying high-potential oil and gas prospects located on the shelf in the U.S. GOM. We have licensed 3-D seismic data covering approximately 2.2 million acres and have evaluated this data using advanced interpretation technologies. As a result of these analyses, we have identified and acquired leases on multiple prospects that we believe may contain economically recoverable hydrocarbon deposits, and we plan to continue to conduct more refined analyses of our prospects as well as target additional lease and property acquisitions. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns. Recent actions of the Bureau of Ocean Energy Management (“BOEM”) have reduced the royalty rate for leases acquired in future lease sales in water depths of less than 200 meters (approximately 656 feet) from 18.75% to 12.5%, which further enhances the economics for the drilling of any leases acquired after August 2017 in these water depths. We currently hold one lease to which this reduced rate applies. We have filed two exploration plans with BOEM and the first well was spud in early August, with the second well to be drilled thereafter.

The Company has invested significant technical person hours in the reprocessing and interpretation of seismic data. We believe the proprietary reprocessing and interpretation and the contiguous nature of our licensed 3-D seismic data gives us an advantage over other exploration and production (“E&P”) companies operating in our focus area. We have under lease nine prospects that are covered by our data and throughout this Report we refer to these acquired leases as our “portfolio.”

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

Through June 30, 2018, we have spent approximately $27.3 million on the acquisition, reprocessing, and interpretation of seismic data associated with our seismic license agreements and these costs were capitalized as oil and gas exploration costs which are subject to periodic evaluation for impairment. Approximately $19.5 million of these seismic-related expenses were impaired for accounting purposes. Approximately $7.8 million of our exploration expenditures remain capitalized. These capitalized exploration costs when added with our lease acquisition and annual lease rental costs of $15.3 million and netted with the $13.5 million received from the sale of working interests and the impairment of relinquished leases of $4.7 million, and then added to the amount of our wells in process of $0.4 million results in the $5.3 million reflected as Unproved Oil and Natural Gas Properties on our Condensed Balance Sheet as of June 30, 2018.

We have historically operated our business with working capital deficits and these deficits have historically been funded by equity investments and loans from management. As of June 30, 2018, we had $4.9 million of cash on hand. The Company estimates that it will need to raise a minimum of $7.5 million to meet its obligations and planned expenditures through August of 2019.  The Company plans to finance its operations through the issuance of equity and debt financings. There are no assurances that financing will be available with acceptable terms, if at all.

Current Operations

The Company has completed the technical work on eight sub-salt prospects and has deemed these to be drill ready. As a result of the extensive reprocessing and mapping of its licensed 3D seismic data, the Company also developed a shallow depth prospect with drilling depths of approximately 6,200 feet. The Company estimates the cost to drill the exploration wells on these prospects to be approximately $235 million. The Company continues to be active in the evaluation of potential mergers and acquisitions that it deems to be attractive opportunities. Any such merger or acquisition is likely to be financed through a combination of debt and equity.

On January 8, 2018, the Company signed comprehensive documents related to partnering with Delek Group and Texas South to participate in the drilling of nine currently leased prospects. The initial phase (Phase I) consists of a commitment to drill the Canoe Prospect (VR378) and the Tau Prospect (SS336 and SS351). The Company will fund 8% of the well costs and retain a 20% working interest that is subject to a 0.8% Net Profits Interest. GulfSlope is the named operator for the exploratory wells. Delek has the option to participate in three subsequent phases of drilling under the same terms. It also has the right to purchase up to 5% of the outstanding shares of GSPE common stock after each drilling phase for a cumulative right to purchase 20% of the shares outstanding. The Company will receive a partial recoupment of sunk costs of $1.1 million for each prospect to be drilled.

The Company has filed and received approval from BOEM for the exploration plans to drill exploratory wells on the Canoe and Tau Prospects. Drilling operations commenced at the Canoe prospect in early August 2018. The Company has contracted with Rowan Companies plc, for the use of the Ralph Coffman jackup drilling rig for drilling these two wells.

The Canoe well targets multiple anomalous amplitudes mapped from 3D seismic that correlate to productive reservoirs in nearby producing fields. The surface location is in 325 feet of water with a proposed measured depth of 6,249 feet.

The Tau Prospect is located approximately six miles northeast of the Mahogany Field, discovered in 1993. Mahogany Field is recognized as the first commercial discovery below allocthonous salt in the Gulf of Mexico. The Tau Prospect is defined by mapping of 3D seismic reprocessed by RTM methods. The wellbore is planned to drill through approximately 10,000 feet of salt with a deviated well path designed to test multiple horizons trapped against salt. The prospective zones for hydrocarbon accumulations are targeted over a 12,000 foot interval in the Upper and Middle Micocene below salt. In 1994 an offset well two miles to the west of the Tau location penetrated four of these horizons off structure. The surface location for Tau is located in 305 feet of water with a proposed measured depth of 29,728 feet.

The company has completed the shallow hazard seismic survey for a third planned well and has begun the detailed engineering and permitting process for the drilling of that well.

The Company has incurred accumulated losses for the period from inception to June 30, 2018 of approximately $41.3 million, and has a net capital deficiency.  Further losses are anticipated in developing its business.  As a result, there exists substantial doubt about the Company’s ability to continue as a going concern on its report for the year ended September 30, 2017.  As of June 30, 2018, the Company had approximately $4.9 million of cash on hand, $3.2 million of this amount is for the payment of joint payables for drilling operations. The Company estimates that it will need to raise a minimum of $7.5 million to meet its obligations and planned expenditures through August 2019. These expenditures include the Company’s drilling costs, lease rentals to the BOEM, general and administrative expenses, and costs associated with seismic acquisition and processing.  The Company plans to extend the agreements associated with loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. The Company plans to finance the Company through best-efforts equity and/or debt financings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 As of June 30, 2018, the Company’s oil and gas properties consisted of wells in process, capitalized exploration and acquisition costs for unproved properties and no proved reserves.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

There was no revenue during the three months ended June 30, 2018 and June 30, 2017. General and administrative expenses were approximately $0.8 million for the three months ended June 30, 2018, compared to approximately $0.1 million for the three months ended June 30, 2017. This increase is primarily due to an increase in stock compensation expense for June 30, 2018. Interest expense was $0.2 million for the three months ended June 30, 2018 compared to $0.4 million for the three months ended June 30, 2017, primarily due to differences in debt discount amortization. Loss on debt extinguishment was zero for the three months ended June 30, 2018 compared to $0.05 million for the three months ended June 30, 2017.

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

There was no revenue during the nine months ended June 30, 2018 and June 30, 2017. General and administrative expenses were approximately $1.2 million for the nine months ended June 30, 2018, compared to approximately $0.7 million for the nine months ended June 30, 2017. This increase of $0.5 million was primarily due to an increase in stock compensation expense of approximately $0.5 million. Interest expense was $0.7 million for the nine months ended June 30, 2018 compared to $1.1 million for the nine months ended June 30, 2017. Loss on debt extinguishment was approximately $0.2 million for the nine months ended June 30, 2018 compared to $0.05 million for the nine months ended June 30, 2017. This increase is due to a debt extension transaction that was treated as a debt extinguishment.

 Liquidity and Capital Resources

As of June 30, 2018, we had $4.9 million of cash on hand. $3.2 million of this amount is for the payment of joint payables for drilling operations. The Company estimates that it will need to raise a minimum of $7.5 million to meet its obligations and planned expenditures through August 2019. The Company plans to finance its operations through the issuance of equity and debt financings. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended June 30, 2018, the Company received approximately $2.7 million of net cash in operating activities, compared with approximately $0.2 million of net cash used in operating activities for the nine months ended June 30, 2017, due to approximately $3.0 million increase in deposits from joint interest owners offset by a $0.6 million increase in accounts receivable. For the nine months ended June 30, 2018 we received approximately $2.1 million of cash from investing activities compared with approximately $0.4 million of cash used in investing activities for the nine months ended June 30, 2017 primarily due to a net of $2.1 million received from the sale of working interests and investment in oil and gas properties for the nine months ended June 30, 2018, compared to approximately $0.4 million investment in oil and gas properties for the nine months ended in June 30, 2017. For the nine months ended June 30, 2018 we received approximately $0.1 million of net cash from financing activities, compared with approximately $0.5 million received in financing activities for the nine months ended June 30, 2017.  This difference is primarily due to $0.2 proceeds from convertible promissory notes received for the nine months ended June 30, 2018 compared to  $0.7 proceeds from related party and convertible promissory notes received for the nine months ended June 30, 2017.

We will need to raise additional funds to cover expenditures planned after August 2019, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

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

At June 30, 2018, we had approximately $8.9 million of fixed-rate debt outstanding. All fixed-rate debt has a weighted average interest rate of 5.0%. We also had approximately $0.4 million of convertible debt with a weighted average interest rate of 8%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2018, the Company issued 1.2 million shares of restricted stock to two consultants and a vendor in settlement of their respective payables.

During the quarter ended June 30, 2018, the Company issued 11.7 million shares of restricted stock to a lender upon lender’s conversion of two convertible notes and all accrued interest.

During the quarter ended June 30, 2018, the Company issued 22.1 million shares of restricted stock to Bridge note holders upon their conversion of three Bridge notes and all accrued interest.

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

GULFSLOPE ENERGY, INC.

 (Issuer)

Date: 08/14/2018	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date: 08/14/2018	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer

