Form 10-K
period 2018-09-30
GULFSLOPE ENERGY, INC.
filed 2018-12-31
CIK 1341726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2018

or

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

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

The market value of the voting stock held by non-affiliates was $26,889,251 based on 440,807,388 shares held by non-affiliates. These computations are based upon the closing sales price of $0.061 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) on March 31, 2018.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of December 29, 2018
Common Stock, $0.001 par value per share	832,013,272

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

ITEM 1. BUSINESS

Business Development

General

GulfSlope Energy, Inc., a Delaware corporation, is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico (“GOM”) federal waters offshore Louisiana. The Company currently has under lease fourteen federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases” in this Report) and has licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration. Two of the fourteen lease blocks were awarded in October and November of 2018.

Competitive Advantages

Experienced management. Our management has significant experience in finding and developing oil and natural gas. Our team has a track record of discovering and developing multi-billion dollar projects worldwide. The Company’s management team has over 200 years of combined industry experience exploring, discovering, and developing oil and natural gas. We successfully deployed a technical team with over 150 years of combined industry experience exploring for and developing oil and natural gas in the development and execution of our technical strategy. We believe the application of advanced geophysical techniques on a specific geographic area with unique geologic features such as conventional reservoirs whose trapping configurations have been obscured by overlying salt layers distinguishes us from most exploration and production (“E&P”) companies today.

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

Industry leading position in our area of concentration. We currently have fourteen blocks under lease. We believe the proprietary reprocessing and contiguous nature of our licensed 3-D seismic data gives us an advantage over other E&P companies operating in our focus area. We will continue to identify additional leasing opportunities in our focus area that would further enhance our exploration drilling portfolio.

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

Lease and Acquisition Strategy

Our prospect identification and analytical approach is based on a thorough understanding of the geologic trends within our focus areas. Exploration efforts have been focused in areas where lease acquisition opportunities are readily available. We entered into two master 3-D license agreements, together covering approximately 2.2 million acres and we have completed advanced processing on select areas within this licensed seismic area exceeding one million acres. We can expand this coverage and perform further advanced processing, both with currently licensed seismic data and seismic data to be acquired. We have sought to acquire and reprocess the highest resolution data available in the potential prospect’s direct vicinity. This includes advanced imaging information to further our understanding of a particular reservoir’s characteristics, including both trapping mechanics and fluid migration patterns. Reprocessing is accomplished through a series of model building steps that incorporate the geometry of the geology to optimize the final image. Our integration of existing geologic understanding and enhanced seismic interpretation provides us with unique perspectives on existing producing areas and underexplored formations prospective for hydrocarbon production.

We currently hold fourteen leases that comprise nine prospects and we will evaluate additional sources of growth opportunities with companies that hold active leases in our focus area. Our leases have a five-year primary term, expiring in 2019, 2020, 2022 and 2023. BOEM’s regulatory framework provides multiple options for leaseholders to apply to receive extensions of lease terms under specified conditions. GulfSlope is exploring all options contained in BOEM’s regulatory framework. Additional prospective acreage can be obtained through lease sales, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic acquisition, processing, and/or interpretation may become highly advantageous, in order to more precisely define the most optimal drillable location(s), particularly for development of discoveries.

We continue to evaluate potential producing property acquisitions in the offshore GOM, taking advantage of our highly specialized subsurface and engineering capabilities to identify attractive opportunities. Any merger or acquisition is likely to be financed through a combination of debt and equity.

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

Oil and Natural Gas Industry

The oil and natural gas industry is a complex, multi-disciplinary sector that varies greatly across geographies. As a heavily regulated industry, operating conditions are subject to political regimes and changing legislation. Governments can either induce or deter investment in exploration and production, depending on legal requirements, fiscal and royalty structures and regulation. Beyond political considerations, exploration and production for hydrocarbons is an extremely risky business with multiple failure modes. Exploration and production wells require substantial investment and are long-term projects, sometimes exceeding twenty to thirty years. Regardless of the effort spent on an exploration or production prospect, success is difficult to attain. Even though modern equipment, including seismic equipment and advanced software has helped geologists find producing structures and map reservoirs, they do not guarantee any outcome. Drilling is the only method to ultimately determine whether a prospect will be productive, and even then, many complications can arise during drilling (e.g., those relating to drilling depths, pressure, porosity, weather conditions, permeability of the formation and rock hardness, among others).

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

Oil and natural gas prices can have a significant impact on the commercial feasibility of a project. Certain projects may become feasible with higher prices or, conversely, may falter with lower prices. Volatility in the price of oil, natural gas and other commodities has increased and is likely to continue in the future. Beginning in late 2014, a significant decline in oil prices occurred, the decline continued into 2016, and somewhat stabilized in mid-2017 near $50/bbl. 2018 brought additional volatility with prices increasing to near $78/bbl and then falling in December to near $50/bbl. This volatility complicates the assessment of the commercial viability of many oil and gas projects. Most governments have enforced strict regulations to uphold high standards of environmental awareness; thus, holding companies to a high degree of responsibility vis-а-vis protecting the environment. Aside from such environmental factors, oil and natural gas drilling is often conducted near populated areas. For a company to be successful in its drilling endeavors, working relationships with local communities are crucial to promote business strategies and to avoid the repercussions of disputes that might arise over local business operations. At this time, the Company does not have any production or proved oil or natural gas reserves.

Governmental Regulation

Our future oil and natural gas operations will be subject to various federal, state, and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties, occupational health and safety, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. The production, handling, storage, transportation, and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, and local laws and regulations relating primarily to the protection of human health and the environment. State and local laws and regulations may affect the prices at which royalty owners are paid for their leases by requiring more stringent disclosure and certification requirements, adjusting interest rates for late payments, raising legal and administrative costs and imposing more costly default contractual terms. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. Although the regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect others in our industry with similar business models.

Environmental laws provide for, among other things, restrictions and prohibitions on spills, releases, or emissions of various substances produced in association with oil and natural gas operations. The laws also require that wells and facility sites be operated, maintained, abandoned, and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such laws can require significant expenditures and a breach may result in the imposition of fines and penalties, the payment of which could have a material adverse effect on our financial condition or results of operations. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. The discharge of oil or natural gas or other pollutants into the air, soil, or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. No assurance can be given that environmental laws will not result in a curtailment of any future production or a material increase in the costs of production, development, or exploration activities or otherwise adversely affect our financial condition, results of operations, or prospects. We could incur significant liability for damages, clean-up costs, and penalties in the event of discharges into the environment, environmental damage caused by us, or previous owners of our property, or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, we could face actions brought by private parties or citizens groups. Any of the foregoing could have a material adverse effect on our financial results.

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

Environmental Regulation

The operation of our future oil and natural gas properties will be subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Applicable U.S. federal environmental laws include, but are not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Clean Water Act (“CWA”) and the Clean Air Act (“CAA”). These laws and regulations govern environmental cleanup standards, require permits for air, water, underground injection, waste disposal and set environmental compliance criteria. In addition, state and local laws and regulations set forth specific standards for drilling wells, the maintenance of bonding requirements in order to drill or operate wells, the spacing and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the prevention and cleanup of pollutants and other matters. Typically, operators maintain insurance against costs of clean-up operations, but are not fully insured against all such risks. Additionally, Congress and federal and state agencies frequently revise the environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs. There can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause us to incur material environmental liabilities or costs.

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

Worker Safety. The Occupational Safety and Health Act (“OSH Act”) and comparable state statutes regulate the protection of the health and safety of workers. The OSH Act’s hazard communication standard requires maintenance of information about hazardous materials used or produced in operations and provision of such information to employees. Other OSH Act standards regulate specific worker safety aspects of our operations. Failure to comply with OSH Act requirements can lead to the imposition of penalties.

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

Implications of Being an Emerging Growth Company

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. In particular, for so long as we are an emerging growth company, we will not be required to have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act or submit certain executive compensation matters to shareholder advisory votes, such as “say on pay” and “say on frequency.”

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

Competition

We operate in a highly competitive environment for generating, evaluating and drilling prospects and for acquiring properties. Many of our competitors are major or large independent oil and natural gas companies that possess and employ financial resources well in excess of the Company’s resources. We believe that we may have to compete with other companies when acquiring leases or oil and gas properties. These additional resources can be particularly important in reviewing prospects and purchasing properties. Competitors may be able to evaluate and purchase a greater number of properties and prospects than our financial or personnel resources permit. Competitors may also be able to pay more for prospects than we are able or willing to pay. Further, our competitors may be able to expend greater resources on the existing and changing technologies that we believe will impact attaining success in the industry. If we are unable to compete successfully in these areas in the future, our future growth may be diminished or restricted. Furthermore, these companies may also be better able to withstand the financial pressures of unsuccessful drill attempts, delays, sustained periods of volatility in financial or commodity markets and generally adverse global and industry-wide economic conditions, and may be better able to absorb the burdens resulting from changes in relevant laws and regulations, which would adversely affect our operations.

Employees

We currently have seven employees. We utilize consultants, as needed, to perform strategic, technical, operational and administrative functions, and as advisors.

Historical Background

GulfSlope Energy, Inc., a Delaware corporation, is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico (“GOM”) federal waters offshore Louisiana in less than 450 feet of water depth. The Company currently has under lease fourteen federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases” in this Report) and has licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

General

Our address is 1331 Lamar St., Suite 1665, Houston, Texas 77010 and our telephone number is (281) 918-4100. Our web site can be accessed at www.gulfslope.com. You may access and read our SEC filings through the SEC’s web site (www.sec.gov). This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Financial Condition

Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms, if at all, in the future, which may in turn limit our ability to execute our business strategy.

We expect our capital outlays and operating expenditures to increase substantially over at least the next several years as we expand our operations. Lease acquisition costs, as well as drilling operations, are very expensive, and we will need to raise substantial additional capital, through equity offerings, strategic alliances or debt financing in early calendar 2019.

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

We have planned operating expenditures through December 2019 of approximately $8 million, which includes $1.0 million of bonus payments for new leases and lease rentals to the BOEM, and $7.0 million in operating and exploration costs and general and administrative expenses. We will need to raise funds to cover these and other planned operating expenditures.

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

Our fiscal 2018 financial statements express substantial doubt about our ability to continue as a going concern, raising questions as to our continued existence.

We have incurred losses since our inception resulting in an accumulated deficit of approximately $41.9 million at September 30, 2018, and we have a net capital deficiency. Further losses are anticipated as we continue to develop our business. To continue as a going concern, we estimate that we will need approximately $8 million to meet our obligations and planned operating expenditures through December 2019. These expenditures include lease rentals to the BOEM, general and administrative expenses, and costs associated with IT and seismic acquisition and processing. In addition, we plan to extend the agreements associated with our loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. We plan to finance our operations through equity and/or debt financings, and farm-out agreements. There are no assurances that financing will be available with acceptable terms, if at all. If we are not successful in obtaining financing, our operations would need to be curtailed or ceased or the Company would need to sell assets or consider alterative plans up to and including restructuring.

We have no proved reserves and areas that we decide to drill may not yield oil and natural gas in commercial quantities or quality, or at all.

We have no proved reserves. We have identified prospects based on available seismic and geological information that indicates the potential presence of oil and natural gas. However, the areas we decide to drill may not yield oil and natural gas in commercial quantities or quality, or at all. Most of our current prospects are in various stages of evaluation that will require substantial additional seismic data reprocessing and interpretation. Even when properly used and interpreted, 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. We have drilled one well that is being evaluated and we are drilling a second exploratory well. Accordingly, we do not know if our prospects will contain oil and natural gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil and natural gas is found on our prospects in commercial quantities, construction costs of pipelines and other transportation costs may prevent such prospects from being economically viable. If one or more of our prospects do not prove to be successful, our business, financial condition and results of operations will be materially adversely affected.

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

Our 3-D seismic license agreements are non-exclusive, industry-standard agreements. Accordingly, the licensor of such seismic data has the right to license the same data that we acquired to our competitors, which could adversely affect our acquisition strategy and the execution of our business plan. We are not authorized to assign any of our rights under our license agreements, including a transaction with a potential joint venture partner or acquirer, without complying with the terms of the license agreements and a payment to the licensor (by us or the acquirer in the event of a change of control transaction or our partner in a joint venture transaction). However, our interpretation of this seismic data and importantly, reprocessing and the modeling of certain seismic data utilized to identify and technically support oil and gas prospects, is unique and proprietary to the Company.

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

Our current capital on hand is insufficient to enable us to fully execute our business strategy beyond the first quarter of calendar 2019. Because we are a company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital. Our ability to obtain needed financing may be impaired by conditions and instability in the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our leases and prices of oil and natural gas on the commodities markets (which will impact the amount of financing available to us), and/or the loss of key consultants and management. Further, if oil and/or natural gas prices on the commodities markets continue to decrease, then potential revenues, if any, will decrease, which may increase our requirements for capital. Some of the future contractual arrangements governing our operations may require us to maintain minimum capital (both from a legal and practical perspective), and we may lose our contractual rights if we do not have the required minimum capital. If the amount of capital we can raise is not sufficient, we may be required to curtail or cease our operations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at September 30, 2018, we had an accumulated deficit of approximately $41.9 million. We had no revenues in 2018 and do not anticipate generating revenues in fiscal 2019, or in subsequent periods unless we are successful in discovering economically recoverable oil or gas reserves. We expect that our operating expenses will increase as we develop our projects. We expect continued losses in fiscal year 2019, and thereafter until future discoveries are brought online and we begin producing oil and gas.

The majority of our existing debt outstanding is payable on demand. If we are unable to repay our existing or future debt as it becomes due, we may be unable to continue as a going concern.

As of September 30, 2018, we owed John Seitz, our chief executive officer, a total of $8.7 million in notes, payable on demand and bearing interest at the rate of 5% per annum. Unpaid interest associated with these notes was $1.6 million as of September 30, 2018. In addition, approximately 24% of our outstanding common stock is controlled by Mr. Seitz. We remain dependent upon Mr. Seitz for continued financial support while we seek external financing from potential investors. If demand for immediate payment of some or all of these notes were to occur, it will threaten our ability to continue as a going concern.

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

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future. For example, during the period from January 1, 2014 to September 30, 2018, NYMEX West Texas Intermediate oil prices ranged from a high of $107.95 per bbl to a low of $26.19 per bbl. Average daily prices for NYMEX Henry Hub gas ranged from a high of $8.15 per MMBtu to a low of $1.49 per MMBtu during the same period. This near term volatility may affect future prices in 2019 and beyond. The volatility of the energy markets make it difficult to predict future oil and natural gas price movements with any certainty.

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

Oil and natural gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on the Company.

Oil and natural gas operations are subject to national, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground, spill response capabilities, and the discharge of materials into the environment. Oil and natural gas operations are also subject to national, state, and local laws and regulations, which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Environmental standards imposed by national, state or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we are unlikely to insure against fully due to prohibitive premium costs and other reasons. To date, we have not been required to spend any amounts on compliance with environmental regulations; however, we may be required to expend substantial sums in the future as we develop projects, and this may affect our ability to begin, maintain, or expand our operations.

We may be dependent upon third party operators of any oil and natural gas properties we may acquire.

Third parties may act as the operators of our oil and natural gas wells and control the drilling and operating activities to be conducted on our properties, if and when such assets are acquired. Therefore, we may have limited control over certain decisions related to activities on our properties relating to the timing, costs, procedure, and location of drilling or production activities, which could affect the Company’s results.

Our leases may be terminated if we are unable to make future lease payments or if we do not drill in a timely manner.

The failure to timely affect all lease related payments could cause the leases to be terminated by the BOEM. Net lease rental obligations on our existing prospects are expected to be approximately $0.5 million in fiscal year 2019. Our leases have a five-year primary term, expiring in 2019, 2020, 2022 and 2023. Each lease may be extended, by drilling a well capable of producing hydrocarbons and submitting a Plan of Production approved by the regulatory authorities. In addition, the terms of our leases may be extended for an additional three years, provided a well is spud targeting hydrocarbons below 25,000’ “true vertical depth (TVD)” within the primary term of the lease. In addition, the terms of our leases may also be extended by the granting of a Subsalt Lease Term Extension, should we elect to apply and qualify for said extension on any lease(s). If we are not successful in raising additional capital, we may be unable to successfully exploit our properties, and we may lose the rights to develop these properties upon the expiration of our leases. If not successful in securing extensions, those leases will be subject to the competitive bid process in the twice a year BOEM OCS Lease Sales.

We may not be able to develop oil and natural gas reserves on an economically viable basis.

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

We may not be able to obtain drilling rigs and other equipment and geophysical service crews necessary to exploit any oil and natural gas resources we may acquire.

We may not be able to procure the necessary drilling rigs and related services and equipment or the cost of such items may be prohibitive. Our ability to comply with future license obligations or otherwise generate revenues from the production of operating oil and natural gas wells could be hampered as a result of this, and our business could suffer.

Environmental risks may adversely affect our business.

All phases of the oil and natural gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state and local laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and natural gas operations, including products, byproducts, and wastes. The legislation also requires that wells and facility location be sited, operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures, and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, prevention of the right to operate or participate in leasing, and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to foreign governments and third parties and may require us to incur costs to remedy such discharge. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

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

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain exploration, development, production, processing and distribution activities. For example, we depend on digital technologies to interpret seismic data, conduct reservoir modeling and record financial and other data. Our industry faces various security threats, including cyber-security threats. Cyber-security attacks in particular are increasing and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although to date we have not experienced any material losses related to cyber-security attacks, we may suffer such losses in the future. Moreover, the various procedures and controls we use to monitor and protect against these threats and to mitigate our exposure to such threats may not be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of intellectual property and other sensitive information essential to our business and could have a material adverse effect on our business prospects, reputation and financial position.

Risks Related to our Common Stock

There is a limited trading market for our shares. You may not be able to sell your shares if you need money.

Our common stock is traded on the OTC Markets (QB Marketplace Tier), an inter-dealer automated quotation system for equity securities. During the three calendar months preceding filing of this report, the average daily trading volume of our common stock was approximately 1,433,000 shares. As of December 26, 2018, we had approximately 188 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”). There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock. This situation is attributable to a number of factors, including, but not limited to:

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

The price of our common stock will remain volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results including but not limited to leasing, drilling, and discovery of oil and gas;
●	the price of oil and gas;
●	announcements of developments by us, our strategic partners or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	adoption of new accounting standards affecting our Company’s industry;
●	additions or departures of key personnel;
●	sales of our common stock or other securities in the open market;
●	our ability to acquire seismic data and other intellectual property on commercially reasonable terms and to defend such intellectual property from third party claims;
●	the effects of government regulation, permitting and other legal requirements, including new legislation or regulation;
●	litigation; and
●	other events or factors, many of which are beyond our control.

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

We lease 4,957 square feet of office space at our corporate headquarters at 1331 Lamar St., Suite 1665, Houston, Texas 77010. We own office equipment, office furniture, and computer equipment.

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

Holders

The number of record holders of the Company’s common stock, as of December 26, 2018, is approximately 188.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Effective May 18, 2018, the Company’s stockholders approved and adopted the Company’s 2018 Omnibus Incentive Plan (the “Plan”). The total number of shares that are available for awards under the Plan are 110,000,000 shares. 68 million stock options have been awarded under the 2018 Plan as of September 30, 2018. 3,030,000 shares of restricted stock and 33,500,000 stock options have been awarded under the 2014 Plan as of September 30, 2018.

Equity Compensation Plan Information as of September 30, 2018

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
2018 Equity compensations plans approved by security holders	68,000,000	$0.0749 per share	42,000,000
2014 Equity compensations plans approved by security holders	33,500,000	$0.0278 per share	970,000
2013 Equity compensations award not approved by security holders	2,000,000	$0.12 per share	0

Recent Sales of Unregistered Securities

As previously reported in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, the Company issued two convertible promissory notes, each with 1 million shares of restricted stock and 1.1 million warrants in a private placement to an accredited investor for $100,000 in proceeds. The warrants have a five year term and an exercise price of $0.10. The promissory notes have a face value of $110,000 and incur a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $100,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches.

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

Overview

GulfSlope Energy, Inc. is an independent oil and natural gas exploration and production company whose interests are concentrated in the United States, Gulf of Mexico federal waters offshore Louisiana in 450 feet or less of water depth. The Company has under lease fourteen federal Outer Continental Shelf blocks (referred to as “leases” in this report) and licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration. Approximately half this data has been reprocessed utilizing Reverse Time Migration (RTM) to more accurately define the imaging below salt.

The Company has invested significant technical person hours in the proprietary interpretation of seismic data and the associated reprocessing of this data. The result of this proprietary interpretation has been the identification of multiple prospects that we believe may have substantial potential hydrocarbon deposits. Our objective has been to define and acquire multiple prospects comprising a portfolio of drilling opportunities. With the acquisition of multiple targeted lease blocks, we intend to cause exploration wells to be drilled from our portfolio. We anticipate limiting our capital exposure to exploration drilling costs by seeking to enter into a series of partnerships whereby partners will pay a disproportionate share of exploration drilling costs. In return, we plan to deliver our seismic and geologic interpretation justifying the exploration drilling and a proportionate ownership interest in the leases.

In March 2014 and 2015, we participated in the Central Gulf of Mexico Lease Sales 231 and 235 and were awarded twenty-three blocks through a competitive bid process. After evaluating our leasehold position we relinquished six lease blocks in 2016 and six lease blocks in 2017. In August 2017 we competitively bid at the Central Gulf of Mexico Lease Sale 249 and were awarded one block, leaving the Company with twelve Outer Continental Shelf blocks, and nine prospects that we believe may contain economically recoverable hydrocarbon deposits. In August 2018 we bid on two blocks and were awarded those blocks in October and November 2018.

For much of 2015 to 2018, E&P company budgets have been under severe pressure due to the sharp decline and volatility in commodity prices. The decline in drilling activity in the US for these years shows the extreme challenge facing upstream companies as they search for oil and gas projects that make economic sense in the new “lower for longer” environment. We believe this should make our projects more desirable for industry participation, because the large size of our targets, the enhanced risk reduction from our technical efforts and the natural advantages of nearby infrastructure and shallow waters provide an attractive alternative to deep water or unconventional plays. The company has been very selective in its licensing of 3D seismic data, the reprocessing of that data and the resulting interpretation of that data. The Company’s drill ready opportunities are located in relatively shallow water (250 to 450 feet) and at drilling depths of 15,000 to 26,000 feet. Lower costs to drill and develop when combined with the large size of the targets, results in attractive potential economic returns, even with today’s depressed commodity prices.

The lower commodity price environment has forced E&P companies to slash spending, there is less support for exploration projects and our projects may have to compete with those generated internally by our prospective industry partners. Commodity prices did recover in 2018 however, volatility in those prices continues to adversely impact capital budgets.

The Company continues to be active in the evaluation of potential mergers and acquisitions that it deems to be attractive opportunities. Any such merger or acquisition is likely to be financed through a combination of debt and equity.

On January 8, 2018, the Company signed comprehensive documents related to partnering with Delek Group Ltd. and Texas South Energy, Inc. to participate in the drilling of nine prospects. The initial phase (Phase I) consists of a commitment to drill the Canoe Prospect (VR378) and the Tau Prospect (SS336 and SS351). The Company will fund 8% of the well costs and retain a 20% working interest that is subject to a 0.8% Net Profits Interest. The Company will be required to fund 20% of any well costs in excess of 115% of budget. The Company is the operator for the exploratory wells. Delek has the option to participate in three subsequent phases of drilling under the same terms. It also has the right to purchase up to 5% of the outstanding shares of GulfSlope common stock after each drilling phase for a cumulative right to purchase 20% of the shares outstanding. The Company will receive a partial recoupment of sunk costs of $1.1 million for each prospect to be drilled.

During 2018, the Canoe well was drilled to a TD of 5765 feet (5,670 feet TVD) and encountered shallow oil sands. Multiple open hole plugs were set across several intervals and the well is equipped with a mud-line suspension system for possible future re-entry. Calibration of seismic amplitudes, petrophysical analysis, reservoir engineering and scoping of development is currently underway to determine the commerciality of these sands and that work is expected to be completed in the first calendar quarter of 2019.

Drilling operations commenced September 13, 2018 at the Tau Prospect, which is a subsalt prospect. Tau is located approximately six miles northeast of the Mahogany Field, which was discovered in 1993. Mahogany Field is recognized as the first commercial discovery below allocthonous salt in the Gulf of Mexico. The Tau Prospect is defined by mapping of 3D seismic reprocessed by RTM methods, which has been further enhanced utilizing TGS’s latest state-of-the-art RTM depth imaging technology. Further refinement of the salt flank and reflective lithlogic layers was enhanced to optimize exploratory potential. The wellbore is planned to drill through approximately 10,000 feet of salt with a deviated well path designed to test multiple Miocene horizons trapped against a well-defined salt flank, including equivalent reservoir sands discovered and developed at Mahogany Field nearby. In 1994, an offset well two miles to the west of the Tau location penetrated four of these horizons off structure, and these intervals are expected to be trapped against salt at the Tau location. The surface location for Tau is located in 305 feet of water. The well is expected to be drilling in the targeted prospective section in January 2019.

GulfSlope was active in bidding at the August 2018 BOEM Federal offshore lease sale with bids on two key blocks. We bid and were awarded Vermilion block 376 for a bid amount of $191,011. We also successfully bid and were awarded a lease on Eugene Island block 371 for a bid amount of $131,011. Both leases have a five year primary term and carry a 12.5% royalty to BOEM. Both leases have similar trapping styles related to salt flanks like most prospects in our portfolio, as well as similar Miocene oil reservoir pay sand objectives.

The Company has incurred accumulated losses for the period from inception to September 30, 2018 of approximately $41.9 million, and has a net capital deficiency. Further losses are anticipated in developing its business. As a result, there exists substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2018, the Company had approximately $5.6 million of unrestricted cash on hand, $4.5 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $8 million to meet its obligations and planned expenditures through December 2019. These expenditures include lease rentals to the BOEM, general and administrative expenses, and costs associated with IT and seismic acquisition and processing. The Company plans to finance the Company through best-efforts equity and/or debt financings and farm-out agreements. The Company also plans to extend the agreements associated with loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. Though, it is uncertain as to whether the Company will be able to successfully implement these plans or that acceptable financing terms will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

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

Proved properties are amortized on a country-by-country basis using the units of production method (“UOP”), whereby capitalized costs are amortized over total proved reserves. The amortization base in the UOP calculation includes the sum of proved property, net of accumulated depreciation, depletion and amortization (DD&A), estimated future development costs (future costs to access and develop proved reserves), and asset retirement costs, less related salvage value.

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve-month period. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depreciation, depletion and amortization rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

As of September 30, 2018, the Company’s oil and gas properties consisted of capitalized exploration for unproved properties, wells in process, but no proved reserves.

Results of Operations for the Year Ended September 30, 2018 compared to September 30, 2017

We had no sales during the year ended September 30, 2018 and September 30, 2017. There was no impairment of oil and gas properties and capitalized exploration costs for the year ended September 30, 2018 and $3.3 million for the year ended September 30, 2017. The decrease of approximately $3.3 million of impairment costs is primarily due to the fact that no leases were relinquished in the fiscal year ended September 30, 2018 compared to the capitalized costs and lease acquisition costs of the six lease blocks that were relinquished during fiscal year ended September 30, 2017. General and administrative expenses were approximately $1.2 million for the year ended September 30, 2018 compared to approximately $1.0 million for the year ended September 30, 2017. This increase in general and administrative expenses of approximately $0.2 million was primarily due to an increase in consulting, accounting and legal fees. Interest expense was approximately $0.8 million for the year ended September 30, 2018, as compared to $1.3 million for the year ended September 30, 2017. The decrease can be attributed to the decrease in the convertible notes outstanding. Loss on extinguishment of debt was approximately $0.5 million for the year ended September 30, 2018, as compared to $0.09 million for the year ended September 30, 2017. The loss on derivative financial instrument of $0.1 million during the year ended September 30, 2018. There was no such derivative financial instrument during the year ended September 30, 2017.

We had a net loss of approximately $2.6 million for the year ended September 30, 2018, compared to a net loss of $5.7 million for the year ended September 30, 2017. The decrease in net loss of approximately $3.1 million was primarily attributable to the aforementioned $3.3 million decrease in impairment of oil and natural gas properties.

The basic loss per share for the year ended September 30, 2018 was $0.00, compared to a net loss per share of $0.01 for the year ended September 30, 2017.

For the year ended September 30, 2018, cash provided by operating activities totaled $4.9 million compared to $0.3 million used in operating activities in fiscal 2017. The increase in cash provided by operating activities is primarily due to the funds received from the joint interest owners for the payment of joint operating expenses.

For the year ended September 30, 2018, cash provided by investing activities was $0.7 million compared to $0.4 million used in investing activities in fiscal 2017. Spending for exploration, wells in process and lease acquisition was $1.7 million higher than in fiscal 2017. Proceeds from the sale of working interests was $2.9 million higher than in fiscal 2017.

For the year ended September 30, 2018, cash provided by financing activities was $0.05 million, which was $0.6 million lower than fiscal 2017. There was no proceeds from related party debt in fiscal 2018 compared to $0.7 million in fiscal 2017. Convertible debt proceeds increased by $0.06 million in fiscal 2018.

As of September 30, 2018, the Company’s unrestricted cash balance was $5.6 million compared to an unrestricted cash balance of $0.006 million as of September 30, 2017. The Company’s fiscal 2018 unrestricted cash increase of approximately $5.6 million was primarily due to its net cash provided in operating activities of $4.9 million and an approximate $0.7 million increase in cash provided by investing and financing activities.

Liquidity and Capital Resources

As of September 30, 2018, we had approximately $5.6 million of cash on hand, $4.5 million of this amount is for the payment of joint payables from drilling operations. As of this date, we owed our chief executive officer $8.68 million in notes, payable on demand and bearing interest at the rate of 5% per annum, $5.3 million of these notes are convertible into shares of common stock at a conversion price of $0.12 per share.

As of the date hereof, we believe that cash on hand and additional debt will be sufficient to fund operations through the first calendar quarter of 2019. We have planned operating expenses for fiscal year 2019 of approximately $8.0 million. These expenses are projections only and will vary depending upon a number of factors, including our ability to acquire additional leases, enter into farm-in and farm-out arrangements, and attract partners that are willing to bear some or all of our portion of the costs of conducting exploration drilling activities on the leases we currently own and other leases which we will ultimately acquire. Additionally, depending upon the execution of our business plan, we may determine to acquire additional leasehold interests and fund the acquisition of additional seismic data and seismic processing, through future equity offerings, debt or a combination of both.

With our success in the leasing of our targeted prospects, our plan is to initially enter into farm-in and farm-out arrangements with other oil and gas companies and/or financial investors. Our goal in these transactions will be to diversify risk and minimize capital exposure to exploration drilling costs. We expect much of our exploration drilling cost to be paid by our partners through these transactions in return for our delivery of an identified prospect on acreage we control. Such arrangements are a commonly accepted industry method of proportionately recouping pre-drill cost outlays for seismic, land, and associated interpretation expenses. We cannot assure you, however, that we will be able to enter into any such arrangements on satisfactory terms or at all. In any drilling, we expect that our retained working interest will be adjusted based upon factors such as geologic risk and well cost.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606),which was amended several times(collectively, the amended ASU 2014-09). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) with the customer, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 for the Company is October 1, 2018. Once implemented, the Company can use one of two retrospective application methods for prior periods. The Company has completed its evaluation of the provisions of this standard and concluded that the adoption will not result in any adjustment to beginning accumulated deficit as the Company does not have any revenues. The Company will adopt this new standard effective October 1, 2018 using the modified retrospective method of adoption as permitted by the standard. The adoption of Topic 606 will have no material impact on our financial position, results of operations, stockholders’ equity, or cash flows, but will impact disclosures when the Company has revenue.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GulfSlope Energy, Inc.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

GulfSlope Energy, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GulfSlope Energy, Inc. (the “Company”) as of September 30, 2018 and 2017, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has a net capital deficiency, and further losses are anticipated in developing the Company’s business, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2016.

Salt Lake City, Utah

December 31, 2018

GulfSlope Energy, Inc.

BALANCE SHEETS

	As of September 30,
	2018	2017
Assets
Current Assets
Cash	$5,621,814	$6,426
Accounts Receivable, Net	6,286,796	—
Prepaid Expenses and Other Current Assets	32,042	40,573
Total Current Assets	11,940,652	46,999
Property and Equipment, net of depreciation	14,786	3,484
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	8,112,784	1,887,879
Other Non-Current Assets	24,785	—
Total Non-Current Assets	8,152,355	1,891,363
Total Assets	$20,093,007	$1,938,362

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$7,591,236	$476,244
Deposits from Joint Interest Owners	4,078,786	—
Related Party Payable	306,386	298,458
Accrued Interest Payable	1,732,239	1,318,188
Accrued Expenses and Other Payables	268,862	1,321,927
Loans from Related Parties	9,084,500	9,155,581
Notes Payable	—	3,690
Convertible Promissory Notes Payable	135,000	669,419
Derivative Financial Instrument	271,710	—
Funds Received from Capital Raise	965,800	—
Other	44,723	11,605
Total Current Liabilities	24,479,242	13,255,112
Total Liabilities	24,479,242	13,255,112
Commitments and Contingencies (Note 11)
Stockholders’ Deficit
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares, none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000,000 as of September 30, 2018 and 975,000,000 as of September 30, 2017; issued and outstanding 832,013,272 and 692,196,625, as of September 30, 2018 and 2017, respectively	832,013	692,196
Additional Paid-in Capital	36,640,009	27,212,577
Accumulated Deficit	(41,858,257)	(39,221,523)
Total Stockholders’ Deficit	(4,386,235)	(11,316,750)
Total Liabilities and Stockholders’ Deficit	$20,093,007	$1,938,362

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF OPERATIONS

	For the years ended September 30,
	2018	2017
Revenues	$—	$—

Impairment of Oil and Natural Gas Properties	—	3,316,212
General & Administrative Expenses	1,220,247	964,309
Net Loss from Operations	(1,220,247)	(4,280,521)
Other Income/(Expenses):
Interest Expense	(780,513)	(1,324,127)
Interest Income	27,312	—
Loss on Derivative Financial Instrument	(136,827)	—
Loss on Debt Extinguishment	(526,459)	(89,701)
Net Loss Before Income Taxes	(2,636,734)	(5,694,349)
Provision for Income Taxes	—	—
Net Loss	$(2,636,734)	$(5,694,349)
Loss Per Share – Basic and Diluted	$(0.00)	$(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	768,365,759	684,935,344

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Net
	Common		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance September 30, 2016	682,402,225	$682,402	$26,151,376	$(33,527,174)	$(6,693,396)
Common stock issued for services	1,250,000	1,250	(1,250)	—	—
Common stock issued for cash received in prior period	—	—	653,670	—	653,670
Common stock issued resulting from anti-dilution provision	—	—	131,165	—	131,165
Restricted common stock issued to employees	—	—	81,861	—	81,861
Value of warrants in conjunction with convertible promissory notes	1,500,000	1,500	24,210	—	25,710
Value of beneficial conversion feature in conjunction with convertible promissory notes	7,044,400	7,044	120,844	—	127,888
Loss from extension of due date and issuance of Bridge Note extensions	—	—	50,701	—	(50,701)
Net loss	—	—	—	(5,694,349)	(5,694,349)
Balance at September 30, 2017	692,196,625	692,196	27,212,577	(39,221,523)	(11,316,750)
Common stock issued for services	84,348,985	84,349	5,122,404	—	5,206,753
Amortization of employee stock options	—	—	1,857,531	—	1,857,531
Value of beneficial conversion feature in conjunction with convertible promissory notes	—	—	103,519	—	103,519
Value of warrants in conjunction with convertible promissory notes	—	—	47,387	—	47,387
Common stock issued for convertible promissory notes	2,000,000	2,000	47,093	—	49,093
Common stock issued for conversion of convertible promissory notes plus accrued interest	41,850,996	41,851	924,474	—	966,325
Common stock issued for warrants exercised	416,666	417	12,083	—	12,500
Common stock issued to settle debt	11,200,000	11,200	1,095,800	—	1,107,000
Value of warrants issued in conjunction with Bridge Note extensions	—	—	217,141	—	217,141
Net loss	—	—	—	(2,636,734)	(2, 636,734)
Balance at September 30, 2018	832,013,272	$832,013	$36,640,009	$(41,858,257)	$(4, 386,235)

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF CASH FLOWS

	September 30,
	2018	2017
OPERATING ACTIVITIES
Net Loss	$(2,636,734)	$(5,694,349)
Adjustments to Reconcile Net Loss to Cash Provided by (Used in) Operating Activities:
Impairment of Oil and Natural Gas Properties	—	3,316,212
Change in Allowance For Doubtful Accounts Receivable	—	(128,024)
Depreciation	4,724	20,804
Debt Discount Amortization	254,501	810,540
Loss on Debt Extinguishment	526,459	89,701
Stock Based Compensation	1,036,654	458,543
Stock Issued for Services	503,076	—
Change in fair value of Derivatives	136,827	—
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(6,286,796)	191,171
(Increase) Decrease in Prepaid Expenses and Other Current Assets	146,488	156,927
Increase (Decrease) in Deposits from Joint Interest Owners	4,078,786	—
Increase (Decrease) in Accounts Payable	5,914,705	(30,205)
Increase (Decrease) in Related Party Payable	7,928	32,626
Increase (Decrease) in Accrued Interest Payable	520,375	509,139
Increase (Decrease) in Accrued Liabilities and Other Payables	633,865	—
Increase (Decrease) in Other	44,723	—
Net Cash Provided by (Used in) Operating Activities	4,885,581	(266,915)

INVESTING ACTIVITIES
Leases Purchased / Lease Rentals Paid	(280,268)	(284,089)
Proceeds From Sale of Working Interest	2,884,651	26,400
Capitalized Exploration and Wells In Process Costs	(1,904,618)	(175,931)
Deposits and Equipment Purchases	(22,050)	—
Net Cash Provided by (Used in) Investing Activities	677,715	(433,620)

FINANCING ACTIVITIES
Proceeds from Related Party Loans	—	652,500
Payments on Note Payable	(160,408)	(159,653)
Proceeds from Convertible Promissory Notes and Warrants	212,500	150,000
Net Cash Provided by (Used in) Financing Activities	52,092	642,847

Net Increase (Decrease) in Cash	5,615,388	(57,688)
Beginning Cash Balance	6,426	64,114

Ending Cash Balance	$5,621,814	$6,426

Supplemental Schedule of Cash Flow Activities

Cash Paid for Interest	$5,636	$4,448

Non-Cash Investing and Financing Activities
Prepaid Asset Financed Through Notes Payable	$156,718	$159,188
Accrued Liabilities, Convertible Notes and Accrued Interest Settled Through Issuance of Common Stock	1,896,999	—
Purchase of Capital Expenditures
Included in Accounts Payable	1,223,792	49,177
Through Stock Based Compensation to Employees	820,877	195,127
Through Issuance of Common Stock	4,880,000	—

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

GulfSlope Energy, Inc. (the “Company” or “GulfSlope”) is an independent oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana. The Company has leased 14 federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases”) and licensed three-dimensional (3-D) seismic data in its area of concentration.

(b) Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-K and Regulation S-X published by the US Securities and Exchange Commission (the “SEC”). The accompanying financial statements include the accounts of the Company.

(c) Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses through September 30, 2018 of $41.9 million, has a lack of cash on-hand not from joint interest owners, and a working capital deficit. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to raise additional operating funds through equity and/or debt offerings. Management also plans to extend the agreements associated with loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. However there can be no assurance that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail or cease operations or the Company would need to sell assets or consider alternative plans up to and including restructuring.

(d) Cash

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2018 and 2017, respectively.

(e) Accounts Receivable

The Company records an accounts receivable for operations expense reimbursements due from joint interest partners. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off. As of September 30, 2018 and 2017, no allowance was recorded. Accounts receivable from joint operations are $6.7 million at September 30, 2018.

(f) Full Cost Method

The Company uses the full cost method of accounting for its oil and gas exploration and development activities. Under the full cost method of accounting, all costs associated with successful and unsuccessful exploration and development activities are capitalized on a country-by-country basis into a single cost center (“full cost pool”). Such costs include property acquisition costs, geological and geophysical (“G&G”) costs, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities. Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Proved properties are amortized on a country-by-country basis using the units of production method (“UOP”), whereby capitalized costs are amortized over total proved reserves. The amortization base in the UOP calculation includes the sum of proved property, net of accumulated depreciation, depletion and amortization (“DD&A”), estimated future development costs (future costs to access and develop proved reserves), and asset retirement costs, less related salvage value.

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly, on a country-by-country basis, utilizing the average of prices in effect on the first day of the month for the preceding twelve month period. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depreciation, depletion and amortization rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

As of September 30, 2018, the Company’s oil and gas properties consisted of unproved properties, wells in process and no proved reserves.

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

(h) Income Taxes

Deferred tax assets and liabilities are recognized for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance is provided if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense.

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

(j) Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.

(k) Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants, convertible notes and restricted stock. The number of potential common shares outstanding relating to stock options, warrants, and restricted stock is computed using the treasury stock or if-converted method. As the Company has incurred losses for the years ended September 30, 2018 and 2017, the potentially dilutive shares are anti-dilutive and thus not added into the EPS calculations. As of September 30, 2018 and 2017, there were 213,089,281 and 164,345,443 potentially dilutive shares, respectively.

(l) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(m) Impact of New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance. ASU 2014-09 will be effective for us October 1, 2018. Once implemented, the Company can use one of two retrospective application methods for prior periods. The Company has completed its evaluation of the provisions of this standard and concluded that the adoption will not result in any adjustment to beginning accumulated deficit as the Company does not have any revenues. The Company will adopt this new standard effective October 1, 2018 using the modified retrospective method of adoption as permitted by the standard. The adoption of Topic 606 will have no material impact on our financial position, results of operations, stockholders’ equity, or cash flows, but will impact disclosures when the Company has revenue.

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

The Jumpstart Our Business Startups Act, or JOBS Act, provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, the Company has elected not to take advantage of such extended transition period, and as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statements.

NOTE 2 – LIQUIDITY/GOING CONCERN

The Company has incurred accumulated losses as of September 30, 2018 of $41.9 million, and has a net capital deficiency. Further losses are anticipated in developing our business, and there exists substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2018, the Company had $5.6 million of unrestricted cash on hand, $4.5 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $8 million to meet its obligations and planned expenditures through December 2019. The Company plans to finance operations and planned expenditures through equity and/or debt financings and/or farm-out agreements. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

In January 2018, the Company entered into a strategic partnership with Delek Group Ltd. (“Delek”), and Texas South Energy, Inc. (“Texas South”) (collectively, the “Parties”) and executed a participation agreement for a multi-phase exploration program. Under the terms of the Agreement, the Parties have committed to drill the Company’s “Canoe” and “Tau” prospects (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will retain a 20% working interest while paying 8% of the exploratory costs associated with drilling each well. The Company will be required to fund 20% of any well costs in excess of 115% of budget. In addition, Delek will pay the Company approximately $1.1 million in cash for each Prospect when the respective exploration plan is filed with BOEM. Also, each Party will be responsible for their pro rata share (based on working interest) of delay rentals associated with the Prospects. The Company will be the Operator during exploratory drilling of the Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock, par value $0.001 per share (the “Common Stock”), upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Common Stock preceding the acquisition. This option will expire January 8, 2020.

The Company will assign an eight-tenths of one percent of eight/eights net profits interest in certain of the Company’s oil and gas leases to include Vermilion Area, South Addition 378, Ship Shoal Area, South Addition 336, and Ship Shoal Area, South Addition 351, to Hi-View Investment Partners, LLC (“Hi-View”) in consideration for oil and gas consulting services provided pursuant to a non-exclusive consulting engagement dated October 25, 2017, by and between Hi-View, the Company, and Texas South (the “Advisory Agreement”). Hi-View will be entitled to additional assignments on the same terms and conditions as described above related to any of the Leases whereby Delek elects to participate in drilling of an exploratory well. In addition, the Company issued an aggregate of eighty million shares of Common Stock to Hi-View in consideration for oil and gas consulting services provided in facilitating the Delek farm out agreement. The value of the shares of $4.8 million determined using the share price on March 29, 2018, the date the shares were owed to Hi-View per the agreement which was the date of the funding obligation of the first well, was capitalized to unproved properties.

The Company, as the operator of two wells being drilled in the Gulf of Mexico, has incurred tangible and intangible drilling costs for the wells in process and has billed its working interest partners for their respective shares of the drilling costs to date. The first of the two wells has been drilled and is being evaluated. The second well was spud in September 2018 and is currently being drilled.

The Company paid $376,368 in gross annual lease rental payments to the BOEM for the year ended September 30, 2017. The Company’s share of these amounts are included in unproved properties. In August 2017, the Company competitively bid on one block in the Central Gulf of Mexico Lease Sale 249 conducted by BOEM. The Company was the high bidder on the block and paid $26,398, which represents 20% of the total lease bonus amount. On September 29, 2017 the Company’s bid was accepted. After payment in October 2017 of $140,591, which represents the remaining 80% lease bonus and first year rentals, the Company was awarded the lease block in October 2017.

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

In October 2017, the Company executed the second amendment to the March 2014 farm-out agreement with Texas South under which Texas South acquired 20% of Gulfslope’s interest in two prospects for $329,062.

On January 1, 2018, the Company executed the third amendment to the March 2014 farm-out agreement with Texas South under which Texas South acquired 20% of GulfSlope’s interest in two prospects for $225,000.

For the year ended September 30, 2017, the Company incurred $172,094 in consulting fees, salaries and benefits, $195,127 in stock option costs associated with geoscientists, and $53,014 associated with technological infrastructure and third party hosting services. As these G&G costs relate to specific company-owned unevaluated properties, the Company capitalized these G&G costs to unproved properties.

For the year ended September 30, 2018, the Company incurred $229,267 in consulting fees, salaries and benefits associated with geoscientists, $820,877 in stock option costs associated with geoscientists and engineers, $53,934 associated with technological infrastructure and third party hosting, and $138,729 in capitalized acquisition costs. The Company capitalized these G&G costs to unproved properties.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2018 and 2017:

	2018	2017
Office equipment and computers	$133,089	$143,897
Furniture and fixtures	16,280	16,280
Leasehold improvements	5,756	4,054
Total	155,125	164,231
Less: accumulated depreciation	(140,339)	(160,747)

Net property and equipment	$14,786	$3,484

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Life
Office equipment and computers	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of 5 years or related lease term

Depreciation expense was $4,724 and $20,804 for the years ended September 30, 2018 and 2017, respectively.

NOTE 5 – INCOME TAXES

The provision for income taxes consists of the following as of September 30, 2018 and 2017:

	9/30/2018	9/30/2017
FEDERAL
Current	$—	$—
Deferred	—	—
STATE
Current	—	—
Deferred	—	—
TOTAL PROVISION	$—	$—

The difference between the actual income tax provision versus tax computed at the statutory rate is as follows for the years ended September 30, 2018 and 2017, respectively:

	9/30/2018	9/30/2017
Expected provision (based on statutory rate of 21% in 2018 and 15% in 2017)	$(553,714)	$(854,152)
Effect of:
Increase in valuation allowance	2,696,631	732,562
Non-deductible expense	53,493	121,590
Rate change	(2,305,270)	—
Other, net	108,860	—
Total actual provision	$—	$—

On December 22, 2017, the President of the United States (“the President”) signed into law the tax bill commonly referred to as the “Tax Cuts and Job Act” (“TCJA”), significantly changing federal income tax laws. According to ASC section 740, “Income Taxes,” a company is required to record the effects of an enacted tax law or rate change in the period of enactment, which is the date the bill is signed by the President and becomes law. The TCJA did not have a significant impact on the financial statements as the change in the deferred income tax assets and liabilities was fully offset by a change in the valuation allowance.

The Company does not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense (benefit). For the years ended September 30, 2018 and 2017, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of September 30, 2018 and 2017 relating to unrecognized benefits. Deferred income tax assets and liabilities at September 30, 2018 and 2017 consist of the following:

	9/30/2018	9/30/2017
DEFERRED TAX ASSETS (LIABILITIES)
Net operating losses	$7,131,636	$5,611,276
Exploration costs	(1,503,472)	(931,289)
Oil and natural gas leases	2,192,654	691,336
Stock based compensation	411,287	138,278
Accrued interest and expenses not paid	271,190	246,360
Derivative financial instrument	(57,059)	—
Differences in book/tax depreciation	13,573	7,215
Net deferred tax asset	$8,459,809	$5,763,176
Valuation allowance	(8,459,809)	(5,763,176)
NET DEFERRED TAXES	$—	$—

The Company’s valuation allowance increased $2,696,633 during the year ended September 30, 2018 and $732,562 during the year ended September 30, 2017.

At September 30, 2018, the Company had approximately $34.0 million of NOLs, 95% of which will expire from 2032 to 2037. All of the Company’s NOLs are allowable as a deduction against 100 percent of future taxable income since they were generated prior to the effective date of limitations imposed by the TCJA.

The tax years ended September 30, 2015 through 2018 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 6 – RELATED PARTY TRANSACTIONS

During April through September 2013, the Company entered into convertible promissory notes whereby it borrowed a total of $6,500,000 from John Seitz, its current chief executive officer. The notes are due on demand, bear interest at the rate of 5% per annum, and are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). In May 2013, John Seitz converted $1,200,000 of the aforementioned debt into 10,000,000 shares of common stock, which shares were issued in July 2013. Between June of 2014 and December 2015, the Company entered into promissory notes whereby it borrowed a total of $2,410,000 from Mr. Seitz. The notes are not convertible, due on demand and bear interest at a rate of 5% per annum. During January through September 2016, the Company entered into promissory notes whereby it borrowed a total of $363,000 from Mr. Seitz. The notes are due on demand, bear interest at the rate of 5% per annum, and the outstanding principal and interest is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by unaffiliated investors. Additionally, during the year ended September 30, 2017, the Company entered into promissory notes with John Seitz whereby it borrowed a total of $602,500. The notes are due on demand, bear interest at the rate of 5% per annum, and the outstanding principal and interest is convertible at the option of the holder into securities issued by the Company in a future offering, at the same price and terms received by unaffiliated investors. As of September 30, 2018 and September 30, 2017 the total amount owed to John Seitz, our CEO, is $8,675,500. There was a total of $1,641,086 and $1,201,286 of unpaid interest associated with these loans included in accrued interest within our balance sheet as of September 30, 2018 and 2017, respectively.

From August 2015 through February 2016 the Company entered into promissory notes whereby it borrowed a total of $267,000 from Dr. Ronald Bain, its former president and chief operating officer, and his affiliate ConRon Consulting, Inc. These notes are not convertible, due on demand and bear interest at the rate of 5% per annum. As of September 30, 2018, the total amount owed to Dr. Bain and his affiliate was $267,000. There was a total of $42,706 and $27,171 of accrued interest associated with these loans included within our balance sheet as of September 30, 2018 and 2017, respectively. In June of 2016, Dr. Ronald Bain also entered into a $92,000 convertible promissory note with associated warrants under the same terms received by other investors (see Note 7).

On November 15, 2016, a family member of the CEO, a related party, entered into a $50,000 convertible promissory note with associated warrants under the same terms received by other investors (see Note 7).

Domenica Seitz CPA, related to John Seitz, has provided accounting consulting services to the Company. During the years ended September 30, 2018 and 2017, the services provided were valued at $23,660 and $32,625, respectively. The Company has accrued these amounts within accrued expenses and other payables, and they have been reflected in the September 30, 2018 and 2017 financial statements.

John Seitz has not received a salary since May 31, 2013, the date he commenced serving as our CEO and accordingly, no amount has been accrued on our financial statements.

NOTE 7 – NOTES PAYABLE

Between June and November 2016, the Company issued eleven convertible promissory notes (“Bridge Financing Notes”) with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000. Three of the notes were to related parties for proceeds totaling $222,000, including the extinguishment of $70,000 worth of related party payables. The convertible notes had a maturity of one year (prior to extension), bear an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. In addition to the convertible notes, the investors received 27.9 million warrants (7.4 million to the above mentioned related parties) with an exercise price of $0.03 and a term of the earlier of three years or upon a change of control. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no instruments or features represented embedded derivatives. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible notes and warrants based on their relative fair values. This resulted in an allocation of approximately $452,000 to the warrants and approximately $385,000 to the convertible notes. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible notes to the fair value of the shares they are convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at approximately $385,000. Accordingly, the debt discount associated with these notes was approximately $837,000. Such discount was amortized using the effective interest rate method over the term (one year) of the convertible notes.

Upon maturity of eight of the eleven promissory notes in June 2017, the Company issued 3,225,000 extension warrants with an exercise price of $0.03 per share (equal to 25% of the original warrant amount) to the holders of the notes to extend the terms to January 15, 2018. The Company evaluated this modification including considering the fair value of the warrants issued and concluded that extinguishment accounting was required as the present value of future cash flows from the new note, including the fair value of the warrants issued to extend, exceeded the present value of future cash flows of the old note by more than 10%. The fair value of the warrants was deemed to be approximately $51,000 and such amount was recognized immediately as a loss on extinguishment of debt. The fair value of the warrants was determined using the Black-Scholes option pricing model. In July and August 2017, the three remaining promissory notes issued in July, August and November 2016 were extended until January 15, 2018 and issued 3,750,000 extension warrants (equal to 25% of the original warrant amount). The Company evaluated this transaction including considering the fair value of the warrants issued and concluded that modification accounting was required as the present value of future cash flows from the new note, including the fair value of the warrants issued to extend, was less than 10% of the present value of future cash flows of the old note. When an instrument is modified, any incremental increase in value (in this case the warrants) should be added to the discount of the notes and such discount should be amortized to interest expense using the effective interest rate method over the new remaining life of the note. The fair value of the warrants, approximately $39,000, was determined using the Black-Scholes option pricing model.

Upon revised maturity of the eleven promissory notes on January 15, 2018, the Company issued 2,790,000 extension warrants with an exercise price of $0.10 per share (equal to 10% of the original warrant amount) to the holders of the notes to extend the term to April 16, 2018. The Company evaluated this transaction including considering the fair value of the warrants issued and concluded that extinguishment accounting was required as the present value of future cash flows from the new note, including the fair value of the warrants issued to extend, exceeded the present value of future cash flows of the old note by more than 10%. The fair value of the warrants was deemed to be approximately $217,000 and such amount was recognized immediately as a loss on extinguishment of debt. The fair value of the warrants was determined using the Black-Scholes option pricing model. In June 2018, the maturity date of all of the notes was extended to January 15, 2019.

For the year ended September 30, 2018, the amortization of the discounts associated with the Bridge Financing Notes was approximately $30,000. Six of the Bridge Financing Notes with a principal balance of $560,000 plus accrued interest of $86,525 were converted during the year ended September 30, 2018. The remaining note balance at September 30, 2018 is $277,000. See Note 9 for a summary of the warrants outstanding relating to the Bridge Financing Notes.

On December 28, 2016, the Company issued a convertible promissory note (together with the convertible promissory notes issued below, the “Financing Notes”) with 500,000 shares of restricted stock and 550,000 warrants in a private placement to an accredited investor for $50,000 in proceeds. The warrants have a five year term and an exercise price of $0.10. The promissory note has a face value of approximately $56,000, which includes 10% original issue discount (“OID”) and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $450,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no material instruments or features represented embedded derivatives. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible note, restricted common stock, and warrants based on their relative fair values. This resulted in an allocation of approximately $8,000 to the restricted stock, approximately $8,000 to the warrants and approximately $34,000 to the convertible note. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at approximately $34,000. Accordingly, at December 28, 2016, the debt discount associated with these notes was approximately $56,000. Such discount was amortized using the effective interest rate method over the term (seven months) of the convertible note. For the year ended September 30, 2017 amortization of this discount totaled $56,000 and is included in interest expense in the statement of operations. The note, related OID and accrued interest were converted into approximately 5.5 million shares of GulfSlope Energy common stock in a series of conversions beginning on July 10, 2017 and ending with a conversion on September 18, 2017 on which date all were paid in full.

On March 14, 2017, the Company issued a convertible promissory note with 1,000,000 shares of restricted stock and 1,100,000 warrants in a private placement to an accredited investor for $100,000 in proceeds. The warrants have a five-year term and an exercise price of $0.10. The promissory note has a face value of approximately $111,000, which includes 10% original issue discount (“OID”), and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $350,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no material instruments or features represented embedded derivatives. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible note, restricted common stock, and warrants based on their relative fair values. This resulted in an allocation of approximately $17,000 to the restricted stock, approximately $14,000 to the warrants and approximately $69,000 to the convertible note. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at approximately $69,000. Accordingly, at March 14, 2017, the debt discount associated with these notes was approximately $111,000. Such discount will be amortized using the effective interest rate method over the term (seven months) of the convertible note. For the year ended September 30, 2017 amortization of this discount totaled approximately $106,000 and is included in interest expense in the statement of operations. In September 2017, $30,000 was converted into 1.5 million shares of stock, leaving a note balance of $81,111 at September 30, 2017. The remaining balance and accrued interest were converted in October 2017 at which time all was paid in full.

On October 16, 2017, the Company issued a convertible promissory note with 1,000,000 shares of restricted stock and 1,100,000 warrants in a private placement to an accredited investor for $100,000 in proceeds. The warrants have a five-year term and an exercise price of $0.10. The promissory note has a face value of $110,000, which includes 10% original issue discount (“OID”), and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $250,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no material instruments or features represented embedded derivatives. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible note, restricted common stock, and warrants based on their relative fair values. This resulted in an allocation of approximately $21,000 to the restricted stock, approximately $20,000 to the warrants and approximately $59,000 to the convertible note. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at approximately $59,000. Accordingly, at October 16, 2017, the debt discount associated with these notes was $110,000. Such discount was amortized using the effective interest rate method over the term (seven months) of the convertible note. In April 2018 the note and accrued interest was converted into 5.8 million shares of common stock and paid in full.

On December 15, 2017, the Company issued a convertible promissory note with 1,000,000 shares of restricted stock and 1,100,000 warrants in a private placement to an accredited investor for $100,000 in proceeds. The warrants have a five-year term and an exercise price of $0.10. The promissory note has a face value of $110,000, which includes 10% original issue discount (“OID”), and incurs a one-time upfront interest charge of six percent. The holder of the note has the option to convert the note into shares of common stock at a conversion price of $0.02 per share. Approximately $150,000 of additional funding is available under similar terms if the Company and the lender mutually agree to further tranches. The Company evaluated the various financial instruments under ASC 480 and ASC 815 and determined no material instruments or features represented embedded derivatives. Therefore, in accordance with ASC 470-20-25-2, the Company allocated the proceeds between the convertible note, restricted common stock, and warrants based on their relative fair values. This resulted in an allocation of approximately $28,000 to the restricted stock, approximately $27,000 to the warrants and approximately $45,000 to the convertible note. After such allocation, the Company evaluated the conversion option to discern whether a beneficial conversion feature existed based upon comparing the effective exercise price of the convertible note to the fair value of the shares it is convertible into. The Company concluded a beneficial conversion feature existed and measured such beneficial conversion feature at approximately $45,000. Accordingly, at December 15, 2017, the debt discount associated with these notes was $110,000. Such discount was amortized using the effective interest rate method over the term (seven months) of the convertible note. In June 2018 the note and accrued interest was converted into 5.8 million shares of common stock and paid in full.

See Note 9 for a summary of the warrants outstanding relating to the Financing Notes.

NOTE 8 – Fair Value Measurement

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified and disclosed in one of the following categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. GulfSlope considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that GulfSlope values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivative financial instruments as well as long-term incentive plan liabilities calculated using the Black-Scholes model to estimate the fair value as of the measurement date.
Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity).

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy GulfSlope Energy, Inc.’s liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 (no financial assets or liabilities were accounted for at fair value on a recurring basis as of September 30, 2017):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value as of
	(In thousands)
Derivative Financial Instrument	$—	$(271,710)	$—	$(271,710)
Total as of Total as of September 30, 2018	$—	$(271,710)	$—	$(271,710)

During the years ended September 30, 2018 and 2017, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

NOTE 9 - COMMON STOCK/PAID IN CAPITAL

At our annual shareholder meeting in May of 2018 our shareholders approved increasing the number of authorized shares of common stock from 975,000,000 to 1,500,000,000. The number of authorized shares of preferred stock was not changed and is 50,000,000.

As discussed in Note 7, during the year ended September 30, 2016, the Company issued 26.2 million warrants in conjunction with the Bridge Financing Notes. The warrants have an exercise price of $0.03 and a term of the earlier of 3 years or upon a change of control. In November 2016, the Company issued 1.7 million warrants in conjunction with the Bridge Financing Notes. The warrants have an exercise price of $0.03 and a term of the earlier of 3 years or upon a change of control. In June through August 2017, the maturity date of all of the Bridge Financing Notes was extended to January 15, 2018 in exchange for the issuance of 25% additional warrants. The warrants have an exercise price of $0.03 and the same expiration date (three years from original transaction) as the original warrants. In January 2018, the maturity date of all of the Bridge Financing Notes was extended to April 16, 2018 in exchange for the issuance of 10% additional warrants. The warrants have an exercise price of $0.10 and the same expiration date (three years from original transaction) as the original warrants. In June 2018, a majority of the Bridge Note holders extended their notes to January 15, 2019, thus extending all the remaining Bridge Notes to this date. The fair value of the warrants were determined using the Black Scholes valuation model with the following key assumptions:

The fair value of the warrants were determined using the Black Scholes valuation model with the following key assumptions:

	June 2016	July 2016	August 2016	November 2016	June 2017	July 2017	August 2017	January 2018
Warrants Issued	12.9 million	10.0 million	3.3 million	1.7 million	3.2 million	2.5 million	1.25 million	2.8 Million
Stock Price:	$0.054 (1)	$0.040 (1)	$0.032 (1)	$0.029 (1)	$0.025 (1)	$0.019 (1)	$0.016 (1)	$0.11	(1)
Exercise Price	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.10
Term	3 years	3 years	3 years	3 years	2 years	2 years	2 years	1.5 years
Risk Free Rate	.87%	.80%	.88%	1.28%	1.35%	1.35%	1.33%	1.89%
Volatility	135%	138%	137%	131%	135%	136%	135%	163%

(1)	Fair market value on the date of agreement.

A summary of warrants, issued in conjunction with the Bridge Financing Notes and outstanding at September 30, 2018:

		Warrants Outstanding			Warrants Exercisable
Date Issued	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
June 2016	$0.03	12,566,667	.69	$0.03	12,566,667	$0.03
July 2016	$0.03	10,000,000	.79	$0.03	10,000,000	$0.03
August 2016	$0.03	3,333,333	.88	$0.03	3,333,333	$0.03
November 2016	$0.03	1,666,667	1.13	$0.03	1,666,667	$0.03
June 2017	$0.03	3,141,667	.69	$0.03	3,141,667	$0.03
July 2017	$0.03	2,500,000	.79	$0.03	2,500,000	$0.03
August 2017	$0.03	833,333	.88	$0.03	833,333	$0.03
August 2017	$0.03	416,667	1.13	$0.03	416,667	$0.03
January 2018	$0.10	2,790,000	.78	$0.10	2,790,000	$0.10

In December 2016 and March 2017 the Company issued 500,000 and 1,000,000 shares of GulfSlope Energy stock, respectively to an investor as part of a financing transaction (see Financing Notes in Note 7). In December 2016 and March 2017 the Company issued 550,000 and 1,100,000 warrants to purchase stock at $0.10 per share to an investor as part of a financing transaction (see Financing Notes in Note 7). The warrants have a term of 5 years.

In October 2017 and December 2017 the Company issued 1,000,000 and 1,000,000 shares of GulfSlope Energy stock, respectively to an investor as part of a financing transaction (see Financing Notes in Note 7). In October 2017 and December 2017 the Company issued 1,100,000 and 1,100,000 warrants to purchase stock at $0.10 per share to an investor as part of a financing transaction (see Financing Notes in Note 7). The warrants have a term of 5 years.

A summary of the Financing Note warrants, issued in conjunction with the Financing Notes and outstanding at September 30, 2018:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	550,000	3.25	$0.10	550,000	$0.10
$0.10	1,100,000	3.46	$0.10	1,100,000	$0.10
$0.10	1,100,000	4.04	$0.10	1,100,000	$0.10
$0.10	1,100,000	4.21	$0.10	1,100,000	$0.10

Beginning in August 2018, the Company began negotiating a capital raise which is expected to consist of the issuance of common shares and warrants. The specific terms of the capital raise have not been finalized including the number of shares and warrants to be received by each investor. Through September 30, 2018, approximately $970,000 has been received from investors related to this capital raise; however, the agreements have not been finalized, and no shares or equity have been issued. As such, the funds received have been recorded as a liability on the balance sheet as of September 30, 2018.

In September 2018, the Company issued approximately 4 million shares of common stock valued at approximately $231,000 on the date of grant and 2 million warrants valued at $80,000 utilizing the Black Scholes model with an exercise price of $0.15 per share in settlement of a liability for services rendered.

NOTE 10 – STOCK-BASED COMPENSATION

On January 1, 2017, 33.5 million stock options were granted to employees, officers and directors of the Company. The CEO was not included in the award. The stock options vested 50% on January 1, 2017 and 50% on January 1, 2018. The stock options are exercisable for seven years from the original grant date of January 1, 2017, until January 1, 2024.

In May 2018, 500,000 stock options were granted to an employee. In June 2018, 33.5 million stock options were granted to employees, officers and directors of the Company. The CEO was not included in the award. Approximately 33% of the stock options vested on June 1, 2018 and approximately 33% will vest on June 1, 2019 and 2020, respectively, provided that the option holder continues to serve as an employee or director on the vesting date. The stock options are exercisable from the original grant date until December 31, 2025.

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the vesting period. The Company recognized $1,857,531 and $653,669 in stock-based compensation expense for the years ended September 30, 2018 and 2017, respectively. A portion of these costs allocable to the Company’s exploration activities, $820,877 and $195,125 were capitalized to unproved properties and the remainder was recorded as general and administrative expenses, for the years ended September 30, 2018 and 2017, respectively.

The following table summarizes the Company’s stock option activity during the year ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Outstanding at beginning of period	35,500,000	$0.033
Granted	68,000,000	0.075		—
Exercised	—	—		—
Cancelled	—	—		—
Outstanding at end of period	103,500,000	$0.0605	3.32	$1.2 million
Vested and expected to vest	103,500,000	$0.0605	3.32	$1.2 million
Exercisable at end of period	54,500,000	$0.0475	—	$1.3 million

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted. The weighted-average fair values of stock options granted for the years ended September 30, 2018 and 2017 were based on the following assumptions at the date of grant as follows:

	2018	2017
Expected dividend yield	0%	0%
Expected stock price volatility	145.2%	127.2%
Risk-free interest rate	2.7%	1.71%
Expected life of options	7 years	4 years
Weighted-average grant date fair value	$0.065	$0.022

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

As of September 30, 2018 there was $2.7 million of unrecognized stock-based compensation cost related to the stock option grants expected to be amortized over a weighted average period of three years.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

In July 2018 the Company entered into a 39 month lease for approximately 5,000 square feet of office space in 4 Houston Center in downtown Houston. Annual base rent is approximately $94 thousand for the first 18 months, increasing to approximately $97 thousand and $99 thousand, respectively during the remaining term of the lease.

The Company reached an agreement with a vendor in August 2018 for the settlement of approximately $1 million in debt. The vendor was paid $150,000 in cash, future cash payments of $7,500 and 10 million shares of GulfSlope common stock. The agreement contains a provision that upon the sale of the common stock if the original debt is not fully satisfied, full payment will be made, under a mutually agreed payment plan. If the stock is sold for a gain any surplus in excess of $1.3 million shall be a credit against future purchases from the vendor. The agreement was determined to meet the definition of a derivative in accordance with ASC 815. At September 30, 2018 there is a fair value liability of $271,710.

NOTE 12 – SUBSEQUENT EVENTS

In October 2018, the Company purchased an insurance policy for $159,995 and financed $146,310 of the premium by executing a note payable.

In October 2018, the Company paid the 80% lease bonus payment and the first year rentals in the amount of $139,809 and was awarded Gulf of Mexico lease block Eugene Island, South Addition 371.

In November 2018, the Company paid the 80% lease bonus payment and the first year rentals in the amount of $187,809 and was awarded Gulf of Mexico lease block Vermillion, South Addition 376.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are properly recorded, processed, summarized and reported within the time periods required by the Commission’s rules and forms.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018, the end of the period covered by this Annual Report on Form 10-K, due to the material weaknesses described below.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that, as of September 30, 2018, our internal control over financial reporting was not effective due to the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The design and operating effectiveness of our controls were inadequate to ensure that all complex accounting matters are properly accounted for and reviewed in a timely manner. As a result, we failed to accurately record interest on an interest bearing payable and failed to accurately identify and value a fair value financial instrument issued in settlement of a liability. These errors are a result of insufficient control activities related to the review and monitoring of Company contracts to ensure the proper accounting for such contracts.

Our Chief Executive Officer and our Chief Financial Officer are in the preliminary stage of a review of our controls relating to such accounting matters. Although our analysis is not complete, we believe that adding additional resources with expertise in accounting for complex accounting matters, including timely review, may be warranted.

Notwithstanding the identified material weaknesses, the Company believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Title
John N. Seitz	66	Chairman, Chief Executive Officer
John H. Malanga	51	Chief Financial Officer
Dwight M. Moore	62	Vice President, Secretary
Charles G. Hughes	61	Vice President, Land
Richard S. Langdon	68	Director
Paul L. Morris	76	Director

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

Richard S. Langdon. Richard S. Langdon has served as a director of the Company since March 2014. Mr. Langdon is currently the executive vice president and chief financial officer of Altamont Energy, Inc., a newly formed privately held exploration and production company. Mr. Langdon served as the president, chief executive officer and outside director of Badlands Energy, Inc. and its predecessor entity, Gasco Energy, Inc. since May 2013 and Debtor-in Possession since August 2017. Prior to assuming the President and CEO role, Mr. Langdon had served as a Gasco Energy Inc. outside board member since 2003. Mr. Langdon serves as a member of the board of managers of Sanchez Midstream Partners, LP, and is a member of its Audit, Nominating and Corporate Governance and Conflicts Committees. Mr. Langdon was the president and chief executive officer of KMD Operating Company, LLC (“KMD Operating”), and its predecessor entity, Matris Exploration Company LP (“Matris Exploration”), both privately held exploration and production companies, from July 2004 through December 2015. Mr. Langdon was executive vice president and chief operating officer of KMD Operating, from August 2009, until the merger of Matris Exploration into KMD Operating in November 2011. From 1997 until 2002, Mr. Langdon served as executive vice president and chief financial officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration Company in 2002. Prior to that, he held various positions with the Pennzoil Companies from 1991 to 1996, including executive vice president - International Marketing - Pennzoil Products Company; senior vice president - Business Development - Pennzoil Company and senior vice president - Commercial & Control - Pennzoil Exploration & Production Company. Mr. Langdon graduated from the University of Texas at Austin with a Bachelor of Science degree in Mechanical Engineering in 1972 and a Masters of Business Administration in 1974.

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

The Company has no formal policy with regard to Board members’ attendance at annual meetings of security holders. The Company held an annual shareholder meeting in May of 2018. During the fiscal year ended September 30, 2018, the Board of Directors held 4 meetings and acted by written consent five times.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, executive officers and more than 10% stockholders are required by SEC regulations to provide us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, all Section 16(a) filing requirements applicable to our directors, officers and more than 10% beneficial owners were complied with during the year ended September 30, 2018.

Code of Ethics

We have adopted a written code of ethics and whistleblower policy (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our Code of Ethics was previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended 2012, and can be found at www.sec.gov. Our Code of Ethics can also be found on our website at www.gulfslope.com. A copy of the Code of Ethics will be provided to any person, without charge, upon request to the Secretary at 1331 Lamar St., Suite 1665, Houston, Texas 77010..

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Officers of the Company

The following tables contain compensation data for our named executive officers for the fiscal years ended September 30, 2018 and 2017:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Stock Option Awards		All Other Compensation	Total
John N. Seitz	2018	$—	$—	$—	$—		$—	$—
CEO	2017	—	—	—	—	(1)	—	—

John H. Malanga	2018	36,000	—	—	560,250		—	596,250
CFO	2017	24,000	—	—	167,250		—	191,250

(1)	Mr. Seitz is not currently receiving or accruing any compensation as of the date of this Annual Report.

Employment and Consulting Arrangements

Mr. Seitz is not currently receiving or accruing any compensation as of the date of this Annual Report.

On January 1, 2016 all officers and all employees salaries were reduced due to budgetary constraints. A reduced annual salary of approximately $24,000 plus benefits has been paid through May 2018. Beginning in May 2018 a monthly salary of approximately $5,000 plus benefits was paid to all employees and officers. In January 2017, Mr. Malanga was awarded fifteen million stock options, 50% vested immediately the remainder vested in January of 2018. In June of 2018 Mr. Malanga was awarded eighteen million stock options, 6 million vested immediately, 6 million will vest in June of 2019 and 6 million in June of 2020. The Company has seven current employees and officers.

In January 2017, 33,500,000 stock options were issued to employees, officers and board members. The options have an exercise price of $0.0278 and 50% vested upon grant and 50% vested in January 2018, The options will expire in January 2024.

In May 2018, 500,000 stock options with an exercise price of $0.065 were issued and in June 2018, 67,500,000 stock options with an exercise price of $0.075 were issued to employees, officers and board members. 19 million stock options vested upon grant and 24 million will vest in June 2019, and 25 million will vest in June 2020 The options will expire on December 31, 2025.

Compensation Policies and Practices as they Relate to the Company’s Risk Management

We conducted a review of our compensation policies and procedures as they relate to an overall risk management policy. We do not believe that any of our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

Director Compensation

During 2018, the directors of the Company were not compensated for their services as directors. In January of 2017 the Company’s nonemployee directors were each awarded 2,500,000 stock options for the Company’s stock at an exercise price of $0.0278 per share, 50% vested in January 2017 and 50% vested in January of 2018. The stock options will expire in January 2024. In June of 2018 the Company’s nonemployee directors were each awarded 4,500,000 stock options for the Company’s stock at an exercise price of $0.075 per share, 1.5 million vested in June 2018, and 1.5 million will vest in June 2019 and June 2020, respectively. The stock options will expire in December 2025.

Grants of Plan-Based Awards

The Company shareholders approved the 2018 Omnibus Incentive Plan in May of 2018. Restricted stock and stock option awards made after this date, to executives, employees, and directors were made pursuant to the plan.

Outstanding Equity Awards at Fiscal Year End

In January 2017, 22 million stock options were awarded to GulfSlope Energy executives, 5 million to directors, and 6.5 million to employees. The exercise price of the stock options is $0.0278 and they expire in January 2024. Fifty percent of these options vested upon grant in January 2017 and fifty percent will vested in January 2018. In May 2018, 0.5 million stock options were awarded and in June 2018, 67.5 million stock options were awarded to GulfSlope Energy executives, employees and directors. The exercise price of the stock options is $0.075 and they expire in December 2025. 19 million of these options vested upon grant in June 2018, 24 million will vest in June 2019, and 25 million will vest in June 2020, provided the recipient remains employed at the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) each of our named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group as of December 15, 2018. As of the date of this Annual Report, there were 832,013,272 shares of common stock deemed issued and outstanding.

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned
Named Executive Officers and Directors:
John N. Seitz (1)	252,993,523	30.4%
John H. Malanga (3)	35,666,667	4.3%
Dwight M. Moore (4)	21,045,555	2.5%
Richard S. Langdon (5)	7,916,667	1.0%
Paul L. Morris (2)	9,170,834	1.1%
All directors & executive officers as a group (5 persons)	326,793,246	39.3%

Shareholders of Greater Than 5%: Hi-View Investment Partners	48,000,000	5.8%

(1)	Includes 44,166,667 shares of common stock underlying the convertible demand note in the principal amount of $5.3 million and 9,241,300 shares underlying the convertible accrued interest in the amount of $1,108,956.
(2)	Includes 4,167 shares of common stock held by the Morris Family Limited Partnership LP, a partnership of which an entity controlled by Mr. Morris is the general partner and 2,500,000 stock options awarded in January 2017, one-half vested in January of 2017 and one-half vested in January 2018. Includes 4,500,000 stock options awarded in June 2018, one-third vested in June of 2018, one-third will vest in June 2019 and one-third will vest in June 2020.
(3)	Includes 15,000,000 stock options awarded in January 2017, one-half vested in January of 2017 and one-half vested in January 2018. Includes 18,000,000 stock options awarded in June 2018, one-third vested in June of 2018, one-third will vest in June 2019 and one-third will vest in June 2020.
(4)	Includes 3,000,000 stock options awarded in January 2017, one-half vested in January of 2017 and one-half vested in January 2018. Includes 8,000,000 stock options awarded in June 2018, 2 million vested in June of 2018, 3 million will vest in June 2019 and 3 million will vest in June 2020.
(5)	Includes 2,500,000 stock options awarded in January 2017, one-half vested in January of 2017 and one-half vested in January 2018. Includes 4,500,000 stock options awarded in June 2018, one-third vested in June of 2018, one-third will vest in June 2019 and one-third will vest in June 2020.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees and Services

For the fiscal years ended September 30, 2018 and September 30, 2017 professional services were performed by BDO USA, LLP. The aggregate fees billed by BDO USA, LLP for the fiscal years ended September 30, 2018 and 2017 were as follows:

	September 30, 2018	September 30, 2017
Audit Fees(1)	215,417	102,600
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees	—	—

(1)	Audit services include fees for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2018 and September 30, 2017, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. In addition, services include statutory audits required, and accounting consultations on matters related to the annual audits or interim reviews.
(2)	Audit-related services primarily include fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax services include fees for consultation and assistance with tax preparation and compliance during the years ended September 30, 2018 and September 30, 2017.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements (included under Item 8):

(3) Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GulfSlope Energy, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 30, 2014
3.2	Bylaws of GulfSlope Energy, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2014
4.1	Common Stock Specimen, incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the fiscal year ended September 30, 2012
10.1(3)	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K for the fiscal year ended September 30, 2014
10.2(3)	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 of Form 8-K filed October 31, 2013
10.3	Form of Convertible Promissory Note between the Company and John N. Seitz, incorporated by reference to Exhibit 10.4 of Form 8-K filed October 31, 2013
10.4(1)	Form of Promissory Note between the Company and John N. Seitz; Dr. Ronald Bain and an affiliate
10.5(3)	GulfSlope Energy, Inc. 2014 Omnibus Incentive Plan dated effective May 24, 2014, incorporated by reference to Exhibit 10.1 of Form 8-K filed May 30, 2014
10.6(3)	Option Agreement between the Company and Brady Rodgers dated October 21, 2013, incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the fiscal year ended September 30, 2013
14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K for the fiscal year ended September 30, 2012
23.1(1)	Consent of Independent Registered Public Accounting Firm
31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document Documents
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(3)	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 15(b).

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 31, 2018	GulfSlope Energy, Inc. (Registrant)
	By:	/s/ John N. Seitz
John N. Seitz
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John N. Seitz	Chief Executive Officer and Chairman	December 31, 2018
John N. Seitz	(Principal Executive Officer)

/s/ John H. Malanga	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 31, 2018
John H. Malanga
/s/ Richard S. Langdon	Director	December 31, 2018
Richard S. Langdon

/s/ Paul L. Morris	Director	December 31, 2018
Paul L. Morris