Form 10-Q
period 2018-12-31
GULFSLOPE ENERGY, INC.
filed 2019-02-14
CIK 1341726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2018

Commission File No. 000-51638

GULFSLOPE ENERGY, INC.

(Exact Name of Issuer as Specified in its Charter)

Delaware	16-1689008
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1331 Lamar St., Suite 1665

Houston, Texas 77010

 (Address of Principal Executive Offices)

(281) 918-4100

 (Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. :

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

The number of shares outstanding of our common stock, as of February 13, 2019, was 851,338,272.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical facts included in this Report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships. A more detailed discussion of possible risks is included in “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2018.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

TABLE OF CONTENTS

December 31, 2018

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Unaudited Balance Sheets	4
Condensed Unaudited Statements of Operations	5
Condensed Unaudited Statements of Cash Flows	6
Notes to Condensed Unaudited Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	18
PART II - OTHER INFORMATION	19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GulfSlope Energy, Inc.

Condensed Balance Sheets

As of December 31, 2018 and September 30, 2018

(Unaudited)

	December 31, 2018	September 30, 2018
Assets
Current Assets
Cash	$3,796,786	$5,621,814
Accounts Receivable – Joint Interest Owners	12,994,430	6,286,796
Prepaid Expenses and Other Current Assets	139,468	32,042
Total Current Assets	16,930,684	11,940,652
Property and Equipment, Net of Depreciation	13,477	14,786
Oil and Natural Gas Properties, Full Cost Method of Accounting
Unproved Properties	11,203,790	8,112,784
Other Non-Current Assets	24,785	24,785
Total Non-Current Assets	11,242,052	8,152,355
Total Assets	$28,172,736	$20,093,007
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$17,841,835	$7,591,236
Deposit from Joint Interest Owners	1,456,786	4,078,786
Related Party Payable	321,264	306,386
Accrued Interest Payable	1,852,044	1,732,239
Accrued Expenses and Other Payables	268,862	268,862
Loans from Related Parties	8,725,500	9,084,500
Notes Payable	387,275	—
Convertible Promissory Notes Payable	227,000	135,000
Derivative Financial Instrument	467,976	271,710
Funds Received from Capital Raise	—	965,800
Other	75,040	44,723
Total Current Liabilities	31,623,582	24,479,242
Total Liabilities	31,623,582	24,479,242
Stockholders’ Deficit
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000,000 shares; issued and outstanding 851,338,272 and 832,013,272 as of December 31, 2018 and September 30, 2018,, respectively	851,337	832,013
Additional Paid-in-Capital	37,979,934	36,640,009
Accumulated Deficit	(42, 282,117)	(41,858,257)
Total Stockholders’ Deficit	(3,450,846)	(4,386,235)
Total Liabilities and Stockholders’ Deficit	$28,172,736	$20,093,007

The accompanying notes are an integral part to these condensed financial statements.

  GulfSlope Energy, Inc.

Condensed Statements of Operations

For the Three Months Ended December 31, 2018 and 2017

(Unaudited)

	For the Three Months Ended December 31, 2018	For the Three Months Ended December 31, 2017
Revenues	$—	$—
General & Administrative Expenses	129,438	289,327
Net Loss from Operations	(129,438)	(289,327)
Other Income/(Expenses):
Interest Expense, net	(98,157)	(225,077)
Loss on Derivative Financial Instrument	(196,266)	—
Net Loss Before Income Taxes	(423,861)	(514,404)
Provision for Income Taxes	—	—
Net Loss	$(423,861)	$(514,404)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	832,013,373	696,744,886

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Cash Flows

For the Three Months Ended December 31, 2018 and 2017

(Unaudited)

	For the Three Months Ended December 31, 2018	For the Three Months Ended December 31, 2017
OPERATING ACTIVITIES
Net Loss	$(423,861)	$(514,404)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation	1,309	2,174
Stock Based Compensation	74,342	65,506
Debt Discount Amortization	—	78,864
Loss on Derivative Financial Instrument	196,266	—
Changes in Operating Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable – Joint Interest Owners	(6,707,634)	—
(Increase)/Decrease in Prepaid Expenses and Other Current Assets	38,883	38,798
Increase/(Decrease) in Deposits from Joint Interest Owners	(2,622,000)	—
Increase/(Decrease) in Accounts Payable	8,890,616	3,067
Increase/(Decrease) in Related Party Payable	14,878	5,916
Increase/(Decrease) in Other	30,317	—
Increase/(Decrease) in Accrued Interest	119,805	144,205
Net Cash Used In Operating Activities	(387,079)	(175,874)

INVESTING ACTIVITIES
Leases Purchased / Lease Rentals Paid	(21,000)	—
Investments in Oil and Natural Gas Properties	(1,390,914)	(183,185)
Proceeds From Sale of Working Interest	—	290,589
Net Cash (Used In)/Provided By Investing Activities	(1,411,914)	107,404

FINANCING ACTIVITIES
Proceeds from Convertible Promissory Notes and Warrants	—	200,000
Payments on Note Payable	(26,035)	(29,473)
Net Cash (Used In)/Provided By Financing Activities	(26,035)	170,527

Net Increase/(Decrease) in Cash	(1,825,028)	102,057
Beginning Cash Balance	5,621,814	6,426
Ending Cash Balance	$3,796,786	$108,483

Supplemental Schedule of Cash Flow Activities:
Cash Paid for Interest	$1,335	$2,008
Non-Cash Financing and Investing Activities:
Prepaid Insurance Financed by Note Payable	$146,310	$156,718
Capital Expenditures Included in Accounts Payable	$1,360,433	$9,238
Stock-Based Compensation Capitalized to Unproved Properties	$318,658	$27,875
Funds Received from Capital Raise Transferred to Equity	$965,800	$—

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

December 31, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company” or “GulfSlope”), a Delaware corporation, is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico (“GOM”) federal waters offshore Louisiana. The Company currently has under lease fourteen federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases” in this Report).

As of December 31, 2018, we have no production or proved reserves.

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

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2018, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and filed with the Securities and Exchange Commission on December 31, 2018.

Cash

GulfSlope considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2018 and September 30, 2018.

Liquidity/Going Concern

The Company has incurred accumulated losses as of December 31, 2018 of $42.3 million, and has a net capital deficiency. Further losses are anticipated in developing its business, and there exists substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2018, the Company had $3.8 million of unrestricted cash on hand, $3.4 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $15 million to meet its obligations and planned expenditures through February 2020. The Company plans to finance operations and planned expenditures through equity and/or debt financings and/or farm-out agreements. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Full Cost Method

The Company uses the full cost method of accounting for its oil and natural gas exploration and development activities as defined by the SEC. Under the full cost method of accounting, all costs associated with successful and unsuccessful exploration and development activities are capitalized on a country-by-country basis into a single cost center (“full cost pool”). Such costs include property acquisition costs, geological and geophysical (“G&G”) costs, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities. Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

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

As of December 31, 2018, the Company’s oil and natural gas properties consisted of wells in process, capitalized exploration and acquisition costs for unproved properties and no proved reserves.

Basic and Dilutive Earnings Per Share

Basic income/(loss) per share (“EPS”) is computed by dividing net income/(loss) (the numerator) by the weighted average number of common shares outstanding for the period (denominator). Diluted EPS is computed by dividing net income/(loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants, convertible notes and restricted stock. The number of potential common shares outstanding relating to stock options, warrants, convertible notes and restricted stock is computed using the treasury stock or if-converted method.

As the Company has incurred losses for the three months ended December 31, 2018 and 2017, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of December 31, 2018 and 2017, there were 223,537,733 and 163,805,888 potentially dilutive shares, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14, which FASB issued in August 2015, March 2016, April 2016, May 2016, May 2016, December 2016, May 2017, September 2017 and November 2017, respectively (collectively, “The amended ASU 2014-09”). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) with the customer, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 for the Company is fiscal year 2019, including interim reporting periods within that reporting period. The Company adopted this new standard effective October 1, 2018 using the modified retrospective method of adoption as permitted by the standard. The adoption of Topic 606 had no material impact on the financial position, results of operations, stockholders’ equity, or cash flows, but will impact disclosures when the Company has revenue.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds disclosure requirements on fair value measurements. ASU 2018-13 is effective for the Company for fiscal years beginning after December 15, 2019 and the Company is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of the adoption of this guidance on its disclosures.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statements.

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

The Company currently has under lease fourteen federal Outer Continental Shelf blocks and has licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration. Two of the fourteen lease blocks were awarded in the quarter ended December 31, 2018.

In January 2018, the Company entered into a strategic partnership with Delek Group Ltd. (“Delek”), and Texas South Energy, Inc. (“Texas South”) (collectively, the “Parties”) and executed a participation agreement for a multi-phase exploration program. Under the terms of the Agreement, the Parties have committed to drill the Company’s “Canoe” and “Tau” prospects (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will retain a 20% working interest while paying 8% of the exploratory costs associated with drilling each well. In addition, Delek will pay the Company approximately $1.1 million in cash for each Prospect when the respective exploration plan is filed with BOEM. Also, each Party will be responsible for their pro rata share (based on working interest) of delay rentals associated with the Prospects. The Company will be the Operator during exploratory drilling of the Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock, par value $0.001 per share (the “Common Stock”), upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Common Stock preceding the acquisition. Phase One of the Agreement has not yet been reached; thus, the option to purchase the Common Stock is not yet available. This option will expire January 8, 2020.

The Company, as the operator of two wells being drilled in the Gulf of Mexico, has incurred tangible and intangible drilling costs for the wells in process and has billed its working interest partners for their respective shares of the drilling costs to date. GulfSlope drilled the first well, Canoe, to a total depth of 5,765 feet (5,670 feet TVD). Multiple open hole plugs were set across several intervals and the well is equipped with a mud-line suspension system for possible future re-entry. Calibration of seismic amplitudes, petrophysical analysis, reservoir engineering and scoping of development is currently underway to determine the commerciality of these sands and that work is expected to be completed in the first calendar quarter of 2019. The second well, Tau, was spud in September 2018 and is currently being drilled. The well is expected to be drilling in the targeted prospective section in February 2019.

As of December 31, 2018, the Company’s oil and natural gas properties consisted of unproved properties, wells in process and no proved reserves.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into convertible promissory notes whereby it borrowed a total of $8,675,500 from John Seitz, its current chief executive officer. The notes are due on demand, bear interest at the rate of 5% per annum, and $5,300,000 of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of December 31, 2018, the total amount owed to John Seitz, our CEO, is $8,675,500. There is a total of $1,751,939 of unpaid interest associated with these loans included in accrued interest within our balance sheet as of December 31, 2018.

On November 15, 2016, a family member of the CEO, a related party, entered into a $50,000 convertible promissory note with associated warrants under the same terms received by other investors (see Note 5).

Domenica Seitz CPA, related to John Seitz, has provided accounting consulting services to the Company. During the three month periods ended December 31, 2018 and 2017, the services provided were valued at $14,880 and $5,915, respectively. The Company has accrued these amounts, and they have been reflected in the December 31, 2018 financial statements.

John Seitz has not received a salary since May 31, 2013, the date he commenced serving as CEO and accordingly, no amount has been accrued on the financial statements.

NOTE 5 – NOTES PAYABLE

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

Upon revised maturity of the eleven promissory notes on January 15, 2018, the Company issued 2,790,000 extension warrants with an exercise price of $0.10 per share (equal to 10% of the original warrant amount) to the holders of the notes to extend the term to April 16, 2018. The Company evaluated this transaction including considering the fair value of the warrants issued and concluded that extinguishment accounting was required as the present value of future cash flows from the new note, including the fair value of the warrants issued to extend, exceeded the present value of future cash flows of the old note by more than 10%. The fair value of the warrants was deemed to be approximately $217,000 and such amount was recognized immediately as a loss on extinguishment of debt. The fair value of the warrants was determined using the Black-Scholes option pricing model. In June 2018, the maturity date of all of the notes was extended to January 15, 2019. The Company is working on the extension of the remaining notes.

Six of the Bridge Financing Notes with a principal balance of $560,000 plus accrued interest of approximately $87,000 were converted during the year ended September 30, 2018. The remaining note balance at December 31, 2018 is $277,000. Accrued interest for the quarter ended December 31, 2018 was approximately $6,000 and cumulative accrued interest was approximately $55,000.

NOTE 6 – FAIR VALUE MEASUREMENT

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

As required by ASC 820-10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s derivative financial instruments that were accounted for at fair value on a recurring basis as of December 31, 2018:

Description	Quoted Prices in ActiveMarkets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Carrying Value as of
Derivative Financial Instrument at September 30, 2018	—	(271,710)	—	(271,710)
Changes in Fair Value	—	(196,266)	—	(196,266)
Derivative Financial Instrument at December 31, 2018	—	(467,976)	—	(467,976)

During the year ended September 30, 2018, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

NOTE 7 – COMMON STOCK/PAID IN CAPITAL

At the annual shareholder meeting in May of 2018, our shareholders approved increasing the number of authorized shares of common stock from 975,000,000 to 1,500,000,000. The number of authorized shares of preferred stock was not changed and is 50,000,000.

As discussed in Note 5, between June and November 2016, the Company issued 27.9 million warrants in conjunction with convertible notes payable. The warrants have an exercise price of $0.03 and a term of the earlier of three years or upon a change of control. Based upon the allocation of proceeds between the convertible notes payable and the warrants, approximately $452,422 was allocated to the warrants. During June through August 2017, the maturity date of all of the Bridge Financing Notes was extended to January 15, 2018 in exchange for the issuance of 25% additional warrants. The warrants have an exercise price of $0.03 and the same expiration date (three years from original transaction) as the original warrants. On January 15, 2018 the maturity date of the Bridge Financing Notes was extended to April 16, 2018 in exchange for the issuance of 10% additional warrants (see Note 5 for status of notes). The warrants have an exercise price of $0.10 per share and the same expiration date (three years from original transaction) as the original warrants.

The fair value of the warrants were determined using the Black Scholes valuation model with the following key assumptions:

	June 2016	July 2016	August 2016	November 2016	June 2017	July 2017	August 2017	January 2018
Warrants Issued	12.9 million	10.0 million	3.3 million	1.7 million	3.2 million	2.5 million	1.25 million	2.8 million
Stock Price (1)	$0.054	$0.040	$0.032	$0.029	$0.025	$0.019	$0.016	$0.11
Exercise Price	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.10
Term (2)	3 years	3 years	3 years	3 years	2 years	2 years	2 years	1.5 years
Risk Free Rate	.87%	.80%	.88%	1.28%	1.35%	1.35%	1.33%	1.89%
Volatility	135%	138%	137%	131%	135%	136%	135%	163%

(1) Fair market value on the date of agreement.

(2) Average term.

Below is a summary of warrants issued in conjunction with convertible notes which were paid in full as of September 30, 2018. The warrants are outstanding at December 31, 2018.

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	550,000	3.00	$0.10	550,000	$0.10
$0.10	1,100,000	3.21	$0.10	1,100,000	$0.10
$0.10	1,100,000	3.79	$0.10	1,100,000	$0.10
$0.10	1,100,000	3.96	$0.10	1,100,000	$0.10

During the three months ended December 31, 2018, the Company issued approximately 19.3 million shares of common stock and approximately 9.7 million warrants to accredited investors in a private placement. The funds were received in the prior quarter and moved to equity during the current quarter. Based upon the allocation of proceeds between the common stock and the warrants, approximately $259,000 was allocated to the warrants.

The fair value of the warrants were determined using the Black Scholes valuation model with the following key assumptions:

Effective Date December 2018
Number of Warrants Issued	9,662,500
Stock Price	$0.044
Exercise Price	$0.09
Term	3 years
Risk Free Rate	2.46%
Volatility	149%

NOTE 8 – STOCK-BASED COMPENSATION

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

On June 1, 2018, 67.5 million stock options, with an exercise price of $0.075 per share were granted to employees, directors and contractors. 18.5 million of the stock options vested on June 1, 2018, 24 million will vest on June 1, 2019 and 25 million will vest on June 1, 2020 provided the holder continues to serve as an employee or a director on the vesting date. The stock options are exercisable for approximately 7.5 years from the grant date of June 1, 2018 to December 31, 2025. 49 million of these stock options were awarded from the Company’s 2018 Omnibus Incentive Plan and 18.5 million stock options were inducement awards.

The fair value of the stock-options granted during 2018 were determined using the Black Scholes valuation model with the following key assumptions:

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

The following table summarizes the Company’s stock option activity during the three months ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Average Intrinsic Value
Outstanding at September 30, 2018	103,500,000	0.0605
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2018	103,500,000	$0.0605	3.07	$0.5 million
Vested and expected to vest	103,500,000	$0.0605	3.07	$0.5 million
Exercisable at December 31, 2018	54,500,000	$0.0475	3.07	$0.5 million

There was approximately $0.5 million of intrinsic value for the options outstanding as of December 31, 2018.  As of December 31, 2018, there was $2.3 million of unrecognized stock-based compensation to be recognized over a weighted average period of 3.07 years.

Stock-based compensation cost is measured at the grant date, using the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $393,000 and $93,381 in stock based compensation during the three months ended December 31, 2018 and December 31, 2017, respectively. A portion of these costs, $318,658 and $27,875 were capitalized to unproved properties for the three months ended December 31, 2018 and December 31, 2017, respectively, with the remainder recorded as general and administrative expenses for each respective period.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In July 2018 the Company entered into a 39 month lease for approximately 5,000 square feet of office space in 4 Houston Center in downtown Houston. Annual base rent is approximately $94 thousand for the first 18 months, increasing to approximately $97 thousand and $99 thousand, respectively during the remaining term of the lease.

The Company reached an agreement with a vendor in August 2018 for the settlement of approximately $1 million in debt. The vendor was paid approximately $0.16 million in cash and 10 million shares of GulfSlope common stock. The agreement contains a provision that upon the sale of the common stock if the original debt is not fully satisfied, full payment will be made under a mutually agreed payment plan. If the stock is sold for a gain any surplus in excess of $1.3 million shall be a credit against future purchases from the vendor. The agreement was determined to meet the definition of a derivative in accordance with ASC 815. At December 31, 2018 there is a derivative financial instrument liability of approximately $0.5 million.

In October 2018, the Company purchased a directors and officers’ insurance policy for $159,995 and financed $146,310 of the premium by executing a note payable. The balance of the note payable at December 31, 2018 is $120,275.

NOTE 10 – SUBSEQUENT EVENTS

On February 11, 2019, the Company executed a letter agreement (the “Agreement”) whereby the Company agreed to a new term loan facility (the “Term Loan Facility”) to be provided by Delek GOM Investments LLC (“Delek GOM"), a wholly owned subsidiary of Delek Group Ltd. Delek GOM is a working interest partner in the Company’s Canoe and Tau prospects. The Term Loan Facility provides the Company with up to $11 million to be drawn in amounts at the Company’s discretion with proceeds to be used for capital expenditures associated with the Company’s drilling program. Borrowings under the Term Loan Facility mature in six months and bear interest at the rate of 5.0% and are secured by the assets of the Company. The Agreement requires the Company to pay down the Term Loan with proceeds from the sale of any equity securities and any refunds related to joint drilling operations. For a period of twelve months, Delek GOM will have the right, but not the obligation, to purchase shares of the Company up to the outstanding Term Loan Amount at a price per share of $4.2 cents a share (the “Option”). Any purchase of shares pursuant to the Option will be in a transaction exempt under 4(a)(2) of the Securities Act of 1933, as amended. The Company anticipates executing detailed agreements associated with the Term Loan Facility and the Option in February 2019.

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

Historical Operations

GulfSlope Energy, Inc. is an independent oil and natural gas exploration and production company whose interests are concentrated in the United States, Gulf of Mexico federal waters offshore Louisiana in 450 feet or less of water depth. The Company has under lease fourteen federal Outer Continental Shelf blocks (referred to as “leases” in this report) and licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration. Approximately half this data has been reprocessed utilizing Reverse Time Migration (RTM) to more accurately define the imaging below salt. Since March 2013, we have been singularly focused on identifying high-potential oil and natural gas prospects located on the shelf in the U.S. GOM. We have licensed 3-D seismic data covering approximately 2.2 million acres and have evaluated this data using advanced interpretation technologies. As a result of these analyses, we have identified and acquired leases on multiple prospects that we believe may contain economically recoverable hydrocarbon deposits, and we plan to continue to conduct more refined analyses of our prospects as well as target additional lease and property acquisitions. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns. Recent actions of the Bureau of Ocean Energy Management (“BOEM”) have reduced the royalty rate for leases acquired in future lease sales in water depths of less than 200 meters (approximately 656 feet) from 18.75% to 12.5%, which further enhances the economics for the drilling of any leases acquired after August 2017 in these water depths. This reduced royalty applies to three of the Company’s fourteen leases.

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

We have historically operated our business with working capital deficits and these deficits have historically been funded by equity investments and loans from management. As of December 31, 2018, we had $3.8 million of cash on hand, $3.4 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $15 million to meet its obligations and planned expenditures through February 2020.  The Company plans to finance its operations through the issuance of equity and/or debt financings. There are no assurances that financing will be available with acceptable terms, if at all.

Current Operations

The Company has completed the technical work on nine sub-salt prospects and has deemed these to be drill ready. The Company continues to be active in the evaluation of potential mergers and acquisitions that it deems to be attractive opportunities. Any such merger or acquisition is likely to be financed through a combination of debt and equity.

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

The Company commenced drilling operations at the Canoe prospect in August 2018. The well completed drilling in August 2018 and based on Logging-While-Drilling (LWD) and Isotube analysis of hydrocarbon samples, oil sands were encountered in the northwest center of the block. The well was drilled to a total of 5,765 feet measured depth (5,700 feet true vertical depth) and encountered no problems while drilling. A full integration of the well information and seismic data is being performed for further evaluation of the shallow potential of the wellbore and the block, and to define commerciality of these oil pays. The well was temporarily abandoned and multiple open hole plugs were set across several intervals. The well is equipped with a mud-line suspension system for possible future re-entry.  A deeper subsalt prospect on the Canoe lease block, for which the block was originally leased, is not yet drill-ready and is pending further seismic enhancement.

The Tau Prospect is located approximately six miles northeast of the Mahogany Field, discovered in 1993. The Mahogany Field is recognized as the first commercial discovery below allocthonous salt in the Gulf of Mexico. The Tau Prospect is defined by mapping of 3D seismic reprocessed by RTM methods. Drilling operations on the Tau subsalt prospect commenced in September 2018.  The wellbore is designed to test multiple Miocene horizons trapped against a well-defined salt flank, including equivalent reservoir sands discovered and developed at the nearby Mahogany Field.  The surface location for Tau is located in 305 feet of water. It is currently anticipated that drilling will be completed in late February 2019.

The Company has completed the shallow hazard seismic survey for a third planned well and the detailed engineering and permitting process for the drilling of that well. The exploration plan for this well was filed with BOEM in December 2018.

The Company has incurred accumulated losses for the period from inception to December 31, 2018 of approximately $42.3 million, and has a net capital deficiency. Further losses are anticipated in developing its business. As a result, there exists substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2018, the Company had approximately $3.8 million of unrestricted cash on hand, $3.4 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $15 million to meet its obligations and planned expenditures through February 2020. These expenditures include the Company’s drilling costs, lease rentals to the BOEM, general and administrative expenses, and costs associated with seismic acquisition and processing. The Company plans to finance the Company through best-efforts equity and/or debt financings and farm-out agreements. The Company also plans to extend the agreements associated with loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. Though, it is uncertain as to whether the Company will be able to successfully implement these plans or that acceptable financing terms will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Accounting Policies

The Company uses the full cost method of accounting for its oil and natural gas exploration and development activities as defined by the Securities and Exchange Commission (“SEC”). Under the full cost method of accounting, all costs associated with successful and unsuccessful exploration and development activities are capitalized on a country-by-country basis into a single cost center (“full cost pool”). Such costs include property acquisition costs, geological and geophysical (“G&G”) costs, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities. Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

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

As of December 31, 2018, the Company’s oil and natural gas properties consisted of wells in process, capitalized exploration and acquisition costs for unproved properties and no proved reserves.

Property and equipment are carried at cost.  We assess the carrying value of our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

A more complete discussion of our critical accounting policies is included in our annual report on Form 10-K as of September 30, 2018, which was filed with the Securities and Exchange Commission on December 31, 2018.

Factors Affecting Comparability of Future Results

Success in Acquiring Oil and Natural Gas Leases or Prospects.   As a result of our 3-D seismic imaging and reprocessing, we currently hold fourteen lease blocks in the U.S. Gulf of Mexico, which we believe may potentially contain economically recoverable reserves.

We have No Proved Reserves.  While we have acquired most of the oil and natural gas properties that we pursued, we have no proved reserves.  We have identified prospects based on available seismic and geological information that indicate the potential presence of oil or natural gas, and we own the drilling and production rights for these prospects.  Some of our current prospects may require additional seismic data reprocessing and interpretation.  Even when properly used and interpreted, seismic data and visualization techniques are only tools used to assist geoscientists in identifying structures and hydrocarbon indicators and do not enable the interpreter to have certainty as to whether hydrocarbons are, in fact, present in those structures. We do not know if any prospect will contain oil or natural gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable.

Success in the Discovery and Development of Reserves.   Because we have no operating history in the production of oil and natural gas, our future results of operations and financial condition will be directly affected by our ability to discover and develop reserves through our drilling activities.

Oil and Natural Gas Revenue.   We have not yet commenced oil and natural gas production. If and when we do commence production, we expect to generate revenue from such production. No oil and natural gas revenue is reflected in our historical financial statements.

General and Administrative Expenses.   We expect that our general and administrative expenses will increase in future periods when we commence drilling operations.

Demand and Price.   The demand for oil and natural gas is susceptible to volatility related to, among other factors, the level of global economic activity and may also fluctuate depending on the performance of specific industries. We expect that a decrease in economic activity, in the United States and elsewhere, would adversely affect demand for any oil and natural gas we may produce. Since we have not generated revenues, these key factors will only affect us if and when we produce and sell hydrocarbons.

For a more complete discussion of the factors affecting comparability of our future results, see the risk factors included in Item 1A our annual report on Form 10-K as of September 30, 2018, which was filed with the Securities and Exchange Commission on December 31, 2018.

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

There was no revenue during the three months ended December 31, 2018 and December 31, 2017. General and administrative expenses were approximately $0.1 million for the three months ended December 31, 2018, compared to approximately $0.3 million for the three months ended December 31, 2017. This decrease is primarily due to an increase in overhead reimbursements for the three months ended December 31, 2018. Interest expense was $0.1 million for the three months ended December 31, 2018 compared to $0.2 million for the three months ended December 31, 2017, primarily due to lower notes payable balances and lower debt discount amortization. There was a loss on derivative financial instrument of $0.2 million during the three months ended December 31, 2018. There was no such derivative financial instrument during the three months ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had $3.8 million of cash on hand, $3.4 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $15 million to meet its obligations and planned expenditures through February 2020. The Company plans to finance its operations through the issuance of equity and/or debt financings. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended December 31, 2018, the Company used approximately $0.4 million of net cash in operating activities, compared with approximately $0.2 million of net cash used in operating activities for the three months ended December 31, 2017. For the three months ended December 31, 2018 we used approximately $1.4 million of cash from investing activities compared with approximately $0.1 million of cash received in investing activities for the three months ended December 31, 2017 primarily due to a net of $1.4 million investment in oil and natural gas properties for the three months ended December 31, 2018, compared to approximately $0.2 million investment in oil and natural gas properties for the three months ended in December 31, 2017 and $0.3 million proceeds from sale of working interest in 2017. For the three months ended December 31, 2018 we used approximately $0.03 million of net cash from financing activities, compared with approximately $0.2 million received in financing activities for the three months ended December 31, 2017.  This difference is primarily due to $0.2 million proceeds from convertible promissory notes received for the three months ended December 31, 2017.

We will need to raise additional funds to cover expenditures planned during 2019, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

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

At December 31, 2018, we had approximately $8.9 million of fixed-rate debt outstanding. All fixed-rate debt has a weighted average interest rate of 5.0%. We also had approximately $0.3 million of convertible debt with a weighted average interest rate of 8%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

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

Under the supervision and with the participation of our principal executive and principal financial officers, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive and principal financial officers concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts of the material weaknesses reported by management in our Annual Report on Form 10-K, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended September 30, 2018, which was filed with the Securities and Exchange Commission on December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2018, the Company issued 19.3 million shares of common stock and 9.7 million warrants to accredited investors in a private placement.

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

GULFSLOPE ENERGY, INC.

 (Issuer)

Date: 02/14/2019	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date: 02/14/2019	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer

