Form 10-Q
period 2019-03-31
GULFSLOPE ENERGY, INC.
filed 2019-05-15
CIK 1341726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	GSPE	OTC QB

The number of outstanding shares of the registrant's common stock, $0.001 par value, on May 14, 2019, was 1,089,433,510.

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

PART I - FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

GulfSlope Energy, Inc.

Condensed Balance Sheets

As of March 31, 2019 and September 30, 2018

(Unaudited)

	March 31, 2019	September 30, 2018
Assets
Current Assets
Cash	$5,001,143	$5,621,814
Prepaid Expenses and Other Current Assets	113,611	32,042
Accounts Receivable, net	9,722,309	6,286,796
Total Current Assets	14,837,063	11,940,652
Property and Equipment, Net of Depreciation	12,196	14,786
Oil and Natural Gas Properties, Full Cost Method of Accounting Unproved Properties	16,892,281	8,112,784
Other Non-Current Assets	24,785	24,785
Total Non-Current Assets	16,929,262	8,152,355
Total Assets	$31,766,325	$20,093,007
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$14,022,521	$7,591,236
Deposits from Joint Interest Owners		4,078,786
Related Party Payable	336,145	306,386
Accrued Interest Payable	1,970,160	1,732,239
Accrued Expenses and Other Payables	268,862	268,862
Loans from Related Parties	8,725,500	9,084,500
Notes Payable	347,755	—
Convertible Promissory Notes Payable	227,000	135,000
Funds Received from Capital Raise	—	965,800
Derivative Financial Instrument	288,702	271,710
Other	64,275	44,723
Total Current Liabilities	26,250,920	24,479,242
Total Liabilities	26,250,920	24,479,242
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000 shares; issued and outstanding 1,089,433,510 and 832,013,272, respectively	1,089,433	832,013
Additional Paid-in-Capital	52,794,029	36,640,009
Accumulated Deficit	(48,368,056)	(41,858,257)
Total Stockholders’ Equity (Deficit)	5,515,405	(4,386,235)
Total Liabilities and Stockholders’ Equity (Deficit)	$31,766,325	$20,093,007

The accompanying notes are an integral part to these condensed financial statements.

 GulfSlope Energy, Inc.

Condensed Statements of Operations

For the Three and Six Months Ended March 31, 2019 and 2018

(Unaudited)

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018	For the Six Months Ended March 31, 2019	For the Six Months Ended March 31, 2018
Revenues	$—	$—	$—	$—
General & Administrative Expenses	1,059,721	101,139	1,189,158	390,465
Net Loss from Operations	(1,059,721)	(101,139)	(1,189,158)	(390,465)
Other Income/(Expenses):
Interest Expense, net	(106,152)	(227,489)	(204,309)	(452,566)
Loss on Debt Extinguishment	(5,099,340)	(217,141)	(5,099,340)	(217,141)
Gain (Loss) on Derivative Financial Instrument	179,274	—	(16,992)	—
Net Loss Before Income Taxes	(6,085,939)	(545,769)	(6,509,799)	(1,060,172)
Provision for Income Taxes	—	—	—	—
Net Loss	$(6,085,939)	$(545,769)	$(6,509,799)	$(1,060,172)
Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	919,010,230	770,552,707	875,033,746	733,243,895

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2019 and 2018

(unaudited)

For the Three Months Ended March 31, 2019

	Common Stock		Additional Paid-	Accumulated	Net Shareholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	851,338,272	$851,338	$37,979,934	$(42,282,117)	$(3,450,846)
Stock Based Compensation			409,103		409,103
Warrants Issued in Debt Transaction			4,643,087		4,643,087
Stock Issued for Warrant Exercise	238,095,238	238,095	9,761,905		10,000,000
Net Loss				(6,085,939)	(6,085,939)
Balance at March 31, 2019	1,089,433,510	$1,089,433	$52,794,029	$(48,368,056)	$5,515,405

For the Three Months Ended March 31, 2018

	Common Stock		Additional Paid-	Accumulated	Net Shareholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	698,526,625	$698,526	$27,586,227	$(39,735,926)	$(11,451,173)
Common Stock Issued for Services	80,293,425	80,294	4,814,961		4,895,255
Value of Warrants issued with Bridge Note Extensions			217,141		217,141
Net Loss				(545,769)	(545,769)
Balance at March 31, 2018	778,820,050	$778,820	$32,618,329	$(40,281,695)	$(6,884,546)

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Six Months Ended March 31, 2019 and 2018

(unaudited)

For the Six Months Ended March 31, 2019

	Common Stock		Additional Paid-	Accumulated	Net Shareholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)
Balance at September 30, 2018	832,013,272	$832,013	$36,640,009	$(41,858,257)	$(4,386,235)
Stock Based Compensation			802,103		802,103
Warrants Issued in Debt Transaction			4,643,087		4,643,087
Stock Issued in Capital Raise	19,325,000	19,325	946,925		966,250
Stock Issued for Warrant Exercise	238,095,238	238,095	9,761,905		10,000,000
Net Loss				(6,509,799)	(6,509,799)
Balance at March 31, 2019	1,089,433,510	$1,089,433	$52,794,029	$(48,368,056)	$5,515,405

For the Six Months Ended March 31, 2018

	Common Stock		Additional Paid-	Accumulated	Net Shareholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)
Balance at September 30, 2017	692,196,625	$692,196	$27,212,577	$(39,221,523)	$(11,316,750)
Stock Based Compensation			93,381		93,381
Common Stock Issued for Services	80,293,425	80,294	4,814,961		4,895,255
Common Stock Issued for Convertible Promissory Note	2,000,000	2,000	47,094		49,094
Value of Beneficial Conversion Feature in Conjunction with Convertible Promissory Notes			103,519		103,519
Value of Warrants in Conjunction with Convertible Promissory Notes			47,386		47,386
Common Stock Issued for Conversion of Convertible Promissory Note and Accrued Interest	4,330,000	4,330	82,270		86,600
Value of Warrants issued with Bridge Note Extensions			217,141		217,141
Net Loss				(1,060,172)	(1,060,172)
Balance at March 31, 2018	778,820,050	$778,820	$32,618,329	$(40,281,695)	$(6,884,546)

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

 Condensed Statements of Cash Flows

For the Six Months Ended March 31, 2019 and 2018

(Unaudited)

	For the Six Months Ended March 31, 2019	For the Six Months Ended March 31, 2018
OPERATING ACTIVITIES
Net Loss	$(6,509,799)	$(1,060,172)
Adjustments to reconcile net loss to net cash From Operating Activities:
Depreciation	2,590	2,976
Stock Based Compensation	260,648	65,506
Bad Debt Expense	672,500	—
Loss on Derivative Financial Instrument	16,992	—
Stock Issued for Services	—	3,650
Debt Discount Amortization	11,449	175,634
Loss on Debt Extinguishment	5,099,340	217,141
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	(4,108,013)	(218,664)
(Increase)/Decrease in Prepaid Expenses	64,741	65,968
Increase/(Decrease) in Deposits from Joint Interest Owners	(4,078,786)	—
Increase/(Decrease) in Accounts Payable	3,384,095	1,496,334
Increase/(Decrease) in Related Party Payable	29,758	11,830
Increase/(Decrease) in Other	19,553	—
Increase/(Decrease) in Accrued Interest	237,921	272,727
Net Cash (Used In) Provided By Operating Activities	(4,897,011)	1,032,930

INVESTING ACTIVITIES
Investments in Oil and Gas Properties	(5,658,105)	(281,584)
Proceeds From Sale of Working Interest	—	1,485,589
Net Cash (Used In) Provided By Investing Activities	(5,658,105)	1,204,005

FINANCING ACTIVITIES
Proceeds from Term Loan	10,000,000	—
Proceeds from Convertible Promissory Notes and Warrants	—	200,000
Payments on Note Payable	(65,555)	(73,413)
Net Cash Provided By Financing Activities	9,934,445	126,587

Net Increase/(Decrease) in Cash	(620,670)	2,363,522
Beginning Cash Balance	5,621,814	6,426
Ending Cash Balance	$5,001,143	$2,369,948

Supplemental Schedule of Cash Flow Activities:
Cash Paid for Interest	$2,870	$3,036
Non-Cash Financing and Investing Activities:
Prepaid Asset Financed by Note Payable	$146,310	$156,718
Debt Issuance Costs in Accounts Payable	$467,704	$—
Capital Expenditures Included in Accounts Payable	$—	$16,260
Stock-Based Compensation Capitalized to Unproved Properties	$541,905	$27,875
Stock Issued for Consulting Services Capitalized to Unproved Properties	$—	$4,880,000
Loans Extinguished through Exercise of Warrants	$10,000,000	$—
Receivable from Sale of Working Interest	$—	$304,052
Wells In Process Included in Accounts Payable	$2,579,486	$127,415
Funds Received from Capital Raise Transferred to Equity	$965,800	$—

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

March 31, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company,” “GulfSlope,” and words of similar import), a Delaware corporation, is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico (“GOM”) federal waters offshore Louisiana. The Company currently has under lease fourteen federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases” in this Report).

As of March 31, 2019, GulfSlope has no production or proved reserves.

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

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2018, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, and filed with the Securities and Exchange Commission on December 31, 2018.

Cash

GulfSlope considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2019 and September 30, 2018.

Liquidity/Going Concern

The Company has incurred accumulated losses as of March 31, 2019, of $48.4 million. Further losses are anticipated in developing our business. As a result, there exists substantial doubt about our ability to continue as a going concern. As of March 31, 2019, we had $5.0 million of unrestricted cash on hand, $4.9 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $5.0 million to meet its obligations and planned expenditures through May 2020. The Company plans to finance operations and planned expenditures through equity and/or debt financings and/or farm-out agreements. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2019, the Company’s oil and gas properties consisted of wells in process, and capitalized exploration and acquisition costs for unproved properties and no proved reserves.

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

As the Company has incurred losses for the three and six months ended March 31, 2019 and 2018, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of March 31, 2019 and 2018, there were 225,311,416 and 179,062,176 potentially dilutive shares, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14, which FASB issued in August 2015, March 2016, April 2016, May 2016, May 2016, December 2016, May 2017, September 2017 and November 2017, respectively (collectively, the amended ASU 2014-09). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) with the customer, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 for the Company is fiscal year 2019, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal year 2018, including interim reporting periods within that reporting period. The Company adopted this new standard effective October 1, 2018, using the modified retrospective method of adoption as permitted by the standard. The adoption of Topic 606 had no material impact on the financial position, results of operations, stockholders’ equity, or cash flows, but will impact disclosures when the Company has revenue.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted and the Company adopted this new standard effective January 1, 2019.

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

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

The Company currently has under lease fourteen federal Outer Continental Shelf blocks and has licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration. The Company submitted the high bid in the Bureau of Ocean Energy Management (“BOEM”) Lease Sale 252 in March 2019, and is awaiting BOEM’s award of the lease.

In January 2018, the Company entered into a strategic partnership with Delek GOM Investments, LLC. (“Delek”), and Texas South Energy, Inc. (“Texas South”) (collectively, the “Parties”) and executed a participation agreement (the “Agreement”) for a multi-phase exploration program. Under the terms of the Agreement, the Parties have committed to drill the Company’s “Canoe” and “Tau” prospects (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will retain a 20% working interest while paying 8% of the exploratory costs associated with drilling each well. The Company will be required to fund 20% of well costs in excess of 115% of budget. In addition, Delek will pay the Company approximately $1.1 million in cash for each Prospect when the respective exploration plan is filed with BOEM for each phase. Also, each Party will be responsible for their pro rata share (based on working interest) of delay rentals associated with the Prospects. The Company will be the Operator during exploratory drilling of the Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock, par value $0.001 per share (the “Common Stock”), upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Common Stock preceding the acquisition. This option will expire January 8, 2020. On March 11, 2019, Delek notified the Issuer that it is exercising its right under the Agreement to enter into a stock purchase agreement for the purchase of up to 5% of the Issuer’s Common Stock, upon the fulfillment of certain milestones and obligations.

The Company, as the operator of two wells drilled in the Gulf of Mexico, has incurred tangible and intangible drilling costs for the wells in process and has billed its working interest partners for their respective shares of the drilling costs to date. GulfSlope drilled the first well, Canoe, to a total depth of 5,765 feet (5,670 feet TVD). Multiple open hole plugs were set across several intervals and the well is equipped with a mud-line suspension system for possible future re-entry. Calibration of seismic amplitudes, petrophysical analysis, reservoir engineering and scoping of development is currently underway to determine the commerciality of these sands and that work is expected to be completed in the second calendar quarter of 2019. The second well, Tau, was spud in September 2018 and is expected to be completed in May 2019. In February 2019, the Tau well experienced an underground control of well event and as a result, the Company filed an insurance claim with its insurance underwriters. The Company estimates the total amount of the claim to be approximately $10 million for 100% working interest.

As of March 31, 2019, the Company’s oil and natural gas properties consisted of unproved properties, wells in process and no proved reserves.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into convertible promissory notes whereby it borrowed a total of $8,675,500 from John Seitz, its current chief executive officer. The notes are due on demand, bear interest at the rate of 5% per annum, and $5,300,000 of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of March 31, 2019, the total amount owed to John Seitz, our CEO, is $8,675,500. There was a total of $1,860,383 of unpaid interest associated with these loans included in accrued interest within the balance sheet as of March 31, 2019.

On November 15, 2016, a family member of the CEO, a related party, entered into a $50,000 convertible promissory note with associated warrants (“Bridge Financing”) under the same terms received by other investors (see Note 5).

Domenica Seitz CPA, related to John Seitz, has provided accounting consulting services to the Company. During the three and six month period ended March 31, 2019, the services provided were valued at $14,880 and $29,760, respectively. The Company has accrued these amounts, and they have been reflected in related party payable in the March 31, 2019 financial statements.

John Seitz has not received a salary since May 31, 2013, the date he commenced serving as our CEO and accordingly, no amount has been accrued in the accompanying condensed financial statements.

NOTE 5 – NOTES PAYABLE

Between June and November 2016, the Company issued eleven convertible promissory notes (“Bridge Financing Notes”) with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000. Three of the notes were to related parties for proceeds totaling $222,000, including the extinguishment of $70,000 worth of related party payables. The convertible notes had a maturity of one year (prior to extension), bear an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. In addition to the convertible notes, the investors received approximately 27.9 million warrants, with an exercise price of $0.03 and a term of the earlier of three years or upon a change of control. Upon maturity of the eleven promissory notes during 2017, the Company issued approximately 7 million extension warrants with an exercise price of $0.03 per share (equal to 25% of the original warrant amount) to the holders of the notes to extend the terms to January 15, 2018. Upon revised maturity of the eleven promissory notes on January 15, 2018, the Company issued approximately 2.8 million extension warrants with an exercise price of $0.10 per share (equal to 10% of the original warrant amount) to the holders of the notes to extend the term to April 16, 2018. In June 2018, the maturity date of all of the notes was extended to January 15, 2019. Six of the Bridge Financing Notes with a principal balance of $560,000 plus accrued interest of approximately $87,000 were converted during the year ended September 30, 2018. The remaining note balance at March 31, 2019 is $277,000. Accrued interest for the quarter ended March 31, 2019, was approximately $6,000 and cumulative accrued interest was approximately $60,000. The Company is working on the extension of the remaining notes.

On March 1, 2019, the Company entered into a Term Loan Agreement by and among the Company, as borrower, and Delek, as lender. In the Term Loan Agreement, Delek agreed to provide the Company with multiple draw term loans in an aggregate stated principal amount of up to $11.0 million (the “Term Loan Facility” and the loans thereunder, the “Loans”). The maturity date of the Term Loan Facility is six months following the closing date of the Term Loan Agreement. Until such maturity date, the Loans under the Term Loan Agreement shall bear interest at a rate per annum equal to 5.0%, payable in arrears on the maturity date. If an event of default occurs, all Loans under the Term Loan Agreement shall bear interest at a rate equal to 7.0%, payable on demand. In connection with the Term Loan Agreement, the Company entered into: (i) a Subordination Agreement (the “Subordination Agreement”) by and among the Company, as borrower, John N. Seitz, as subordinated lender (the “Subordinated Lender”), and Delek, as senior lender; (ii) a Security Agreement (the “Security Agreement”) among the Company, as debtor, and Delek, as lender; and (iii) warrants to purchase 238,095,238 shares of Common Stock, at an exercise price of $0.042 per share issued to Delek GOM (the “Warrants”). The Company may elect, at its option, to prepay borrowings outstanding under the Term Loan Agreement in multiples of $100,000 and not less than $500,000 without premium or penalty. The Company is required to prepay the Loans with any net cash proceeds resulting from an asset sale, receipt of insurance proceeds from certain casualty events, proceeds from equity issuances or incurrence of indebtedness other than the Loans (subject to a $500,000 carve-out to be applied toward the Company’s general corporate purposes) or receipt of any cash proceeds from any payments, refunds, rebates or other similar payments and amounts under the Company’s operative documents. Amounts outstanding under the Term Loan Agreement are secured by a security interest in substantially all of the properties and assets of the Company.

As of March 6, 2019, the Company had borrowed a total of $10.0 million under the Term Loan Facility and issued to Delek GOM warrants to purchase 238,095,238 shares of Common Stock; and Delek GOM fully exercised the warrants through a Loan Reduction Exercise, thereby extinguishing the Company’s outstanding obligations to Delek GOM as of that date. Upon receiving the proceeds in two tranches, the Company allocated the proceeds between debt and warrants on a relative fair value basis, recording a debt discount of approximately $5.1 million. The exercise of the warrants through the extinguishment of the loan was accounted for as a standard warrant exercise and an extinguishment of debt including a recognition of a loss in the amount of the debt discount of approximately $5.1 million.

NOTE 6 – FAIR VALUE MEASUREMENT

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified and disclosed in one of the following categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. GulfSlope considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that GulfSlope values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivative financial instruments as well as warrants to purchase common stock and long-term incentive plan liabilities calculated using the Black-Scholes model to estimate the fair value as of the measurement date.
Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity).

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s derivative financial instruments that were accounted for at fair value on a recurring basis as of March 31, 2019:

Description	Quoted Prices in ActiveMarkets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Carrying Value as of
Derivative Financial Instrument at September 30, 2018	—	(271,710)	—	(271,710)
Changes in Fair Value at December 31, 2018	—	(196,266)	—	(196,266)
Changes in Fair Value at March 31, 2019		179,274		179,274
Derivative Financial Instrument at March 31, 2019	—	(288,702)	—	(288,702)

During the quarter ended March 31, 2019, the Company issued warrants and stock options measured at fair value on a non-recurring basis.

NOTE 7 – COMMON STOCK/PAID IN CAPITAL

As discussed in Note 5, between June and November 2016, the Company issued 27.9 million warrants in conjunction with convertible notes payable. The warrants have an exercise price of $0.03 and a term of the earlier of three years or upon a change of control. Based upon the allocation of proceeds between the convertible notes payable and the warrants, approximately $452,422 was allocated to the warrants. During June through August 2017, the maturity date of all of the Bridge Financing Notes was extended to January 15, 2018, in exchange for the issuance of 25% additional warrants. The warrants have an exercise price of $0.03 and the same expiration date (three years from original transaction) as the original warrants. On January 15, 2018, the maturity date of the Bridge Financing Notes was extended to April 16, 2018, in exchange for the issuance of 10% additional warrants (see Note 5 for status of notes). The warrants have an exercise price of $0.10 per share and the same expiration date (three years from original transaction) as the original warrants. Through March 31, 2019, approximately 471,000 warrants have been exercised.

The fair value of the warrants were determined using the Black Scholes valuation model with the following key assumptions:

Warrants Issue Date	June 2016	July 2016	August 2016	November 2016	June 2017	July 2017	August 2017	January 2018
Warrants Outstanding	12.6 million	10.0 million	3.3 million	1.7 million	3.1 million	2.5 million	1.25 million	2.8 million
Stock Price (1)	$0.054	$0.040	$0.032	$0.029	$0.025	$0.019	$0.016	$0.11
Exercise Price	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.10
Term (2)	3 years	3 years	3 years	3 years	2 years	2 years	2 years	1.5 years
Risk Free Rate	.87%	.80%	.88%	1.28%	1.35%	1.35%	1.33%	1.89%
Volatility	135%	138%	137%	131%	135%	136%	135%	163%

(1) Fair market value on the date of agreement.

(2) Average term.

Below is a summary of warrants issued in conjunction with convertible notes which were paid in full as of September 30, 2018. The warrants are outstanding at March 31, 2019.

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	550,000	2.75	$0.10	550,000	$0.10
$0.10	1,100,000	2.96	$0.10	1,100,000	$0.10
$0.10	1,100,000	3.55	$0.10	1,100,000	$0.10
$0.10	1,100,000	3.71	$0.10	1,100,000	$0.10

During the six months ended March 31, 2019, the Company issued approximately 19.3 million shares of common stock and approximately 9.7 million warrants to accredited investors in a private placement. The funds were received in the prior fiscal year and moved to equity during the quarter ended December 31, 2018. Based upon the allocation of proceeds between the common stock and the warrants, approximately $259,000 was allocated to the warrants.

The fair value of the warrants were determined using the Black Scholes valuation model with the following key assumptions:

December 2018
Number of Warrants Issued	9,662,500
Stock Price	$0.044
Exercise Price	$0.09
Term	3 years
Risk Free Rate	2.46%
Volatility	149%

As discussed in Note 5, as of March 6, 2019, the Company had borrowed a total of $10.0 million under a Term Loan Facility and issued to Delek GOM warrants to purchase approximately 238 million shares of common Stock; and Delek GOM fully exercised the warrants through a Loan Reduction Exercise and was issued approximately 238 million shares of common stock. Upon receiving the proceeds in two tranches, the Company allocated the proceeds between debt and warrants on a relative fair value basis, recording a debt discount of approximately $5.1 million. The exercise of the warrants through the extinguishment of the loan was accounted for as a standard warrant exercise and an extinguishment of debt including a recognition of a loss in the amount of the debt discount of approximately $5.1 million.

NOTE 8 – STOCK-BASED COMPENSATION

On January 1, 2017, 33.5 million stock options, with an exercise price of $0.0278 per share, were granted to 6 employees and 2 directors of the Company. The CEO was not included in the award. The stock options vested 50% on January 1, 2017, and 50% on January 1, 2018. The stock options are exercisable for seven years from the original grant date of January 1, 2017, until January 1, 2024.

On May 1, 2018, 500,000 stock options, with an exercise price of $0.065 per share were granted to an employee. The stock options vested on the issue date. The stock options are exercisable for approximately 7.5 years from the date of grant of May 1, 2018 to December 31, 2025. These stock options were awarded from the Company’s 2014 Omnibus Incentive Plan.

On June 1, 2018, 67.5 million stock options, with an exercise price of $0.075 per share were granted to employees, directors and contractors. 18.5 million of the stock options vested on June 1, 2018, 24 million will vest on June 1, 2019 and 25 million will vest on June 1, 2020 provided the holder continues to serve as an employee or a director on the vesting date. The stock options are exercisable for approximately 7.5 years from the grant date of June 1, 2018, to December 31, 2025. 49 million of these stock options were awarded from the Company’s 2018 Omnibus Incentive Plan and 18.5 million stock options were inducement awards.

On January 2, 2019 the Company issued 1 million stock options to a former employee and contractor. 50% of the stock options vested on the issue date and the remainder will vest in July 2019. The stock options were valued at approximately $35,000 to be recognized over the service period of seven months. The stock options are exercisable until December 31, 2025.

The fair value of the stock-options granted during 2018 and 2019 were determined using the Black Scholes valuation model with the following key assumptions:

Date of Grant	May 1, 2018	June 1, 2018	January 2, 2019
Number of Stock Options Granted	500,000	67,500,000	1,000,000
Stock Price	$0.065	$0.075	$0.045
Exercise Price	$0.065	$0.075	$0.045
Expected Life of Options	4.25 years	4.25 years	3.75 years
Risk Free Rate	2.74%	2.675%	2.51%
Volatility	145.21%	145.21%	126.37%

The Company used the historical volatility of its stock for the period June 2014, through June 1, 2018, for the Black Scholes computation. The Company has no historical data regarding the expected life of the options and therefore used the simplified method of calculating the expected life. The risk-free rate was calculated using the U.S. Treasury constant maturity rates similar to the expected life of the options, as published by the Federal Reserve. The Company has no plans to declare any future dividends.

The Company used the historical volatility of its stock for the prior year to value the stock options granted in 2019. The Company has no historical data regarding the expected life of the options and therefore used the simplified method of calculating the expected life. The risk-free rate was calculated using the U.S. Treasury constant maturity rates similar to the expected life of the options, as published by the Federal Reserve. The Company has no plans to declare any future dividends.

The following table summarizes the Company’s stock option activity during the six months ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Average Intrinsic Value
Outstanding at September 30, 2018	103,500,000	0.0605
Granted	1,000,000	—
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2019	104,500,000	$0.0604	2.82	$1.5 million
Vested and expected to vest	104,500,000	$0.0604	2.82	$1.5 million
Exercisable at March 31, 2019	55,000,000	$0.0475	2.82	$1.5 million

There was approximately $1.5 million of intrinsic value for the options outstanding as of March 31, 2019.  As of March 31, 2019, there was $1.9 million of unrecognized stock-based compensation to be recognized over a weighted average period of 2.82 years.

Stock-based compensation cost is measured at the grant date, using the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $409,103 and zero in stock based compensation during the three  months ended March 31, 2019 and March 31, 2018, respectively. A portion of these costs, $223,247 and zero were capitalized to unproved properties for the three months ended March 31, 2019 and March 31, 2018, respectively, with the remainder recorded as general and administrative expenses for each respective period. The Company recognized $802,553 and $93,381 in stock based compensation for six months ended March 31, 2019 and 2018, respectively. A portion of these costs $541,905, and $27,875 were capitalized to unproved properties for the six months ended March 31, 2019 and 2018, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In July 2018, the Company entered into a thirty-nine month lease for approximately 5,000 square feet of office space in 4 Houston Center in downtown Houston. Annual base rent is approximately $94 thousand for the first 18 months, increasing to approximately $97 thousand and $99 thousand, respectively during the remaining term of the lease.

The Company reached an agreement with a vendor in August 2018 for the settlement of approximately $1 million in debt. The vendor was paid approximately $0.16 million in cash and 10 million shares of GulfSlope common stock. The agreement contains a provision that upon the sale of the common stock if the original debt is not fully satisfied, full payment will be made under a mutually agreed payment plan. If the stock is sold for a gain any surplus in excess of $1.3 million shall be a credit against future purchases from the vendor. The agreement was determined to meet the definition of a derivative in accordance with ASC 815. At March 31, 2019 there is a derivative financial instrument liability of approximately $0.3 million.

In October 2018, the Company purchased a directors and officers’ insurance policy for approximately $160,000 and financed $146,000 of the premium by executing a note payable. The balance of the note payable at March 31, 2019, is approximately $81,000.

NOTE 10 – SUBSEQUENT EVENTS

Insurance proceeds for an underground control of well event were received in April and May 2019. Several partial payments totaling approximately $8 million were received for 100% working interest.

Loan proceeds of $1 million were received under the $11 million Term Loan Facility described in Note 5 in April 2019.

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

In March 2014 and 2015, we participated in the Central Gulf of Mexico Lease Sales 231 and 235 and were awarded twenty-three blocks through a competitive bid process.  After evaluating our leasehold position, we relinquished six lease blocks in 2016 and six lease blocks in 2017. In August 2017, we competitively bid at the Central Gulf of Mexico Lease Sale 249 and were awarded one block, leaving the Company with twelve Outer Continental Shelf blocks, and nine prospects that we believe may contain economically recoverable hydrocarbon deposits. Our leases have a five-year primary term, expiring in 2019, 2020, 2022 and 2023. BOEM’s regulatory framework provides multiple options for leaseholders to apply to receive extensions of lease terms under specified conditions and GulfSlope is exploring all options contained in BOEM’s regulatory framework. In August 2018, we bid on two blocks and were awarded those blocks in October and November 2018. In March 2019, we bid on one block in the Central Gulf of Mexico Lease Sale 252 and we were the high bid.

We have historically operated our business with working capital deficits and these deficits have been funded by equity investments and loans from management. As of March 31, 2019, we had $5.0 million of cash on hand, $4.9 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $5.0 million to meet its obligations and planned expenditures through May 2020.  The Company plans to finance its operations through the issuance of equity and/or debt financings. There are no assurances that financing will be available with acceptable terms, if at all.

Current Operations

The Company has completed the technical work on nine sub-salt prospects and has deemed these to be drill ready. The Company continues to be active in the evaluation of potential mergers and acquisitions that it deems to be attractive opportunities. Any such merger or acquisition is likely to be financed through a combination of debt and equity.

On January 8, 2018, the Company signed comprehensive documents related to partnering with Delek and Texas South to participate in the drilling of nine currently leased prospects. The initial phase (Phase I) consists of a commitment to drill the Canoe Prospect (VR378) and the Tau Prospect (SS336 and SS351). The Company will fund 8% of the well costs and retain a 20% working interest that is subject to a 0.8% Net Profits Interest. GulfSlope is the named operator for the exploratory wells. The Company will be required to fund 20% of any well costs in excess of 115% of budget. Delek has the option to participate in three subsequent phases of drilling under the same terms. It also has the right to purchase up to 5% of the outstanding shares of GSPE common stock after each drilling phase for a cumulative right to purchase 20% of the shares outstanding. The Company will receive a partial recoupment of sunk costs of $1.1 million for each prospect to be drilled.

The Company commenced drilling operations at the Canoe prospect in August 2018. The well completed drilling in August 2018 and based on Logging-While-Drilling (LWD) and Isotube analysis of hydrocarbon samples, oil sands were encountered in the northwest center of the block. The well was drilled to a total of 5,765 feet measured depth (5,700 feet true vertical depth) and encountered no problems while drilling. A full integration of the well information and seismic data is being performed for further evaluation of the shallow potential of the wellbore and the block, and to define commerciality of these oil pays. The well was temporarily abandoned, and multiple open hole plugs were set across several intervals. The well is equipped with a mud-line suspension system for possible future re-entry.  A deeper subsalt prospect on the Canoe lease block, for which the block was originally leased, is not yet drill-ready and is pending further seismic enhancement.

The Tau Prospect is located approximately six miles northeast of the Mahogany Field, discovered in 1993. The Mahogany Field is recognized as the first commercial discovery below allocthonous salt in the Gulf of Mexico. The Tau Prospect is defined by mapping of 3D seismic reprocessed by RTM methods. Drilling operations on the Tau subsalt prospect commenced in September 2018.  The wellbore is designed to test multiple Miocene horizons trapped against a well-defined salt flank, including equivalent reservoir sands discovered and developed at the nearby Mahogany Field.  The surface location for Tau is located in 305 feet of water. On February 5, 2019, the Company announced that it had submitted a supplemental authorization for expenditure (“AFE”) of $20 million to the partnership to cover additional costs incurred due to drilling challenges associated with shallow faults encountered above the main salt layer. Subsequently, a second $20 million supplemental AFE was submitted to the partnership for costs incurred to sidetrack the well due to difficulties incurred in drilling below salt. Drilling was completed in May 2019. On May 13, 2019, GulfSlope announced the Tau well was drilled to a measured depth of 15,254 feet, as compared to the originally permitted 29,857 foot measured depth. Producible hydrocarbon zones were not established to the current depth, but hydrocarbon shows were encountered. Complex geomechanical conditions required two by-pass wellbores, one sidetrack wellbore, and eight casing strings to reach the current depth. Equipment limitations prevent further drilling at this time. In addition, the drilling rig has contractual obligations related to another operator. Due to these factors, the Company has elected to abandon this well in a manner that would allow for re-entry at a later time. The Company is currently evaluating various options related to future operations in this wellbore and testing of the deeper Tau prospect.

The Company has completed the shallow hazard seismic survey for a third planned well and the detailed engineering and permitting process for the drilling of that well. The exploration plan for this well was approved by BOEM in March 2019.

The Company has incurred accumulated losses for the period from inception to March 31, 2019, of approximately $48.4 million, and has a net capital deficiency. Further losses are anticipated in developing its business. As a result, there exists substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2019, the Company had approximately $5.0 million of unrestricted cash on hand, $4.9 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $5 million to meet its obligations and planned expenditures through February 2020. These expenditures include the Company’s drilling costs, lease rentals to the BOEM, general and administrative expenses, and costs associated with seismic acquisition and processing. The Company plans to finance the Company through best-efforts equity and/or debt financings and farm-out agreements. The Company also plans to extend the agreements associated with loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. Though, it is uncertain as to whether the Company will be able to successfully implement these plans or that acceptable financing terms will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2019, the Company’s oil and gas properties consisted of wells in process, capitalized exploration and acquisition costs for unproved properties and no proved reserves.

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

There was no revenue during the three months ended March 31, 2019 and March 31, 2018. General and administrative expenses were approximately $1.0 million for the three months ended March 31, 2019, compared to approximately $0.1 million for the three months ended March 31, 2018. This increase is primarily due to an increase in bad debt expense for March 31, 2019. Interest expense was $0.1 million for the three months ended March 31, 2019 compared to $0.2 million for the three months ended March 31, 2018, primarily due to differences in debt discount amortization. Loss on debt extinguishment was approximately $5.1 million for the three months ended March 31, 2019, and approximately $0.2 million for the three months ended March 31, 2018. This increase is due to a loan and subsequent warrant exercise resulting in loan extinguishment. For the three months ended March 31, 2019 there was a gain of $0.2 million on a derivative financial instrument, compared to zero for the three months ended March 31, 2018.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

There was no revenue during the six months ended March 31, 2019 and March 31, 2018. General and administrative expenses were approximately $1.2 million for the six months ended March 31, 2018, compared to approximately $0.4 million for the six months ended March 31, 2018. This increase was primarily due to an increase in bad debt expense. Interest expense was $0.2 million for the six months ended March 31, 2019 compared to $0.5 million for the six months ended March 31, 2018. This decrease was due to a decrease in debt discount amortization for the six months ended March 31, 2019 compared to March 31, 2018. Loss on debt extinguishment was approximately $5.1 million for the six months ended March 31, 2019 and approximately $0.2 million for the six months ended March 31, 2018. This increase is due to a loan and subsequent warrant exercise resulting in loan extinguishment. Loss on derivative financial instrument was $0.02 million and zero for March 31, 2019 and 2018 respectively.

Liquidity and Capital Resources

As of March 31, 2018, we had $5.0 million of cash on hand, $4.9 million of this amount is for joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $5 million to meet its obligations and planned expenditures through May 2020. The Company plans to finance its operations through the issuance of equity and debt financings. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended March 31, 2019, the Company used approximately $4.9 million of net cash in operating activities, compared with approximately $1.0 million of net cash received in operating activities for the six months ended March 31, 2018, due to approximately $4.1 million decrease in deposits. For the six months ended March 31, 2019 we used approximately $5.7 million of cash from investing activities compared with approximately $1.2 million of cash received in investing activities for the six months ended March 31, 2018, primarily due to a $5.7 million investment in oil and gas properties for the six months ended in March 31, 2019. For the six months ended March 31, 2019 we received approximately $10.0 million of net cash from financing activities, compared with approximately $0.1 million received in financing activities for the three months ended March 31, 2018. This increase is due to loan proceeds received during the six months ended March 31, 2019.

We will need to raise additional funds to cover expenditures planned after May 2019, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third-party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

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

At March 31, 2019, we had approximately $8.9 million of fixed-rate debt outstanding. All fixed-rate debt has a weighted average interest rate of 5%. We also had approximately $0.3 million of convertible debt with a weighted average interest rate of 8%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

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

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2019, the Company issued approximately 238 million shares of restricted stock to a Lender in settlement of a $10 million loan.

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

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	05/15/2019	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	05/15/2019	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer