Form 10-Q/A
period 2019-03-31
GULFSLOPE ENERGY, INC.
filed 2019-09-27
CIK 1341726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

GulfSlope Energy, Inc. (the “Company,” “we,” or “our” unless the context indicates otherwise) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2019, as filed on May 15, 2019 (the “Original Filing”), to correct an error in the March 31, 2019 financial statements. The Company did not properly evaluate the value of collateral underlying a joint interest billing receivable and improperly recorded an allowance for doubtful accounts of $672,500. This error resulted in a $672,500 overstatement of bad debt expense, which is included in general and administrative expense, for the three months and six months ended March 31, 2019, and an understatement of accounts receivable, net. In addition, the gross balance of the account receivable of $2,693,483 was reclassified to a non-current asset as it was concluded it does not meet the definition for a current asset. The error did not affect the financial statements for the quarter ended December 31, 2018 or year ended September 30, 2018. See Note 2 to the Condensed Financial Statements included in Item 1 for additional information and a reconciliation from the previously reported amounts to the restated amounts.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-Q/A amends and restates only the following financial statements and disclosures that were impacted from the correction of the error:

●	Part I, Item 1 – Financial Statements
●	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part I, Item 4 – Controls and Procedures
●	Part II, Item 6–Exhibits

This Amendment does not affect any other parts of or exhibits to the Original Filing, and no other information in the Original Filing, including the fiscal year ended September 30, 2018 financial statements or related notes to those financial statements, are amended hereby. Except for the amendments described above, this Amendment on Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. Additionally, in connection with the filing of this Form 10-Q/A and pursuant to Securities and Exchange Commission (“SEC”) rules, we are including currently dated certifications.

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

3

PART I - FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

GulfSlope Energy, Inc.

Condensed Balance Sheets

As of March 31, 2019 and September 30, 2018

(Unaudited)

	March 31, 2019	September 30, 2018
	(Restated)
Assets
Current Assets
Cash	$5,001,143	$5,621,814
Prepaid Expenses and Other Current Assets	113,611	32,042
Accounts Receivable, net	7,701,326	6,286,796
Total Current Assets	12,816,080	11,940,652
Property and Equipment, Net of Depreciation	12,196	14,786
Oil and Natural Gas Properties, Full Cost Method of Accounting Unproved Properties	16,892,281	8,112,784
Other Non-Current Assets	2,718,268	24,785
Total Non-Current Assets	19,622,745	8,152,355
Total Assets	$32,438,825	$20,093,007
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$14,022,521	$7,591,236
Deposits from Joint Interest Owners		4,078,786
Related Party Payable	336,145	306,386
Accrued Interest Payable	1,970,160	1,732,239
Accrued Expenses and Other Payables	268,862	268,862
Loans from Related Parties	8,725,500	9,084,500
Notes Payable	347,755	—
Convertible Promissory Notes Payable	227,000	135,000
Funds Received from Capital Raise	—	965,800
Derivative Financial Instrument	288,702	271,710
Other	64,275	44,723
Total Current Liabilities	26,250,920	24,479,242
Total Liabilities	26,250,920	24,479,242
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000 shares; issued and outstanding 1,089,433,510 and 832,013,272, respectively	1,089,433	832,013
Additional Paid-in-Capital	52,794,028	36,640,009
Accumulated Deficit	(47,695,556)	(41,858,257)
Total Stockholders’ Equity (Deficit)	6,187,905	(4,386,235)
Total Liabilities and Stockholders’ Equity (Deficit)	$32,438,825	$20,093,007

The accompanying notes are an integral part to these condensed financial statements.

 GulfSlope Energy, Inc.

Condensed Statements of Operations

For the Three and Six Months Ended March 31, 2019 and 2018

(Unaudited)

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018	For the Six Months Ended March 31, 2019	For the Six Months Ended March 31, 2018
	( Restated)		(Restated)
Revenues	$—	$—	$—	$—
General & Administrative Expenses	387,221	101,139	516,658	390,465
Net Loss from Operations	(387,221)	(101,139)	(516,658)	(390,465)
Other Income/(Expenses):
Interest Expense, net	(106,152)	(227,489)	(204,309)	(452,566)
Loss on Debt Extinguishment	(5,099,340)	(217,141)	(5,099,340)	(217,141)
Gain (Loss) on Derivative Financial Instrument	179,274	—	(16,992)	—
Net Loss Before Income Taxes	(5,413,439)	(545,769)	(5,837,299)	(1,060,172)
Provision for Income Taxes	—	—	—	—
Net Loss	$(5,413,439)	$(545,769)	$(5,837,299)	$(1,060,172)
Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	919,010,230	770,552,707	875,033,746	733,243,895

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2019 and 2018

(unaudited)

For the Three Months Ended March 31, 2019 (Restated)

	Common Stock		Additional Paid-	Accumulated	Net Shareholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)

Balance at December 31, 2018	851,338,272	$851,338	$37,979,933	$(42,282,117)	$(3,450,846)
Stock Based Compensation	—	—	409,103	—	409,103
Warrants Issued in Debt Transaction	—	—	4,643,087	—	4,643,087
Stock Issued for Warrant Exercise	238,095,238	238,095	9,761,905	—	10,000,000
Net Loss	—	—	—	(5,413,439)	(5,413,439)
Balance at March 31, 2019	1,089,433,510	$1,089,433	$52,794,028	$(47,695,556)	$6,187,905

For the Three Months Ended March 31, 2018

	Common Stock		Additional Paid-	Accumulated	Net Shareholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	698,526,625	$698,526	$27,586,227	$(39,735,926)	$(11,451,173)
Common Stock Issued for Services	80,293,425	80,294	4,814,961	—	4,895,255
Value of Warrants issued with Bridge Note Extensions	—	—	217,141	—	217,141
Net Loss	—	—	—	(545,769)	(545,769)
Balance at March 31, 2018	778,820,050	$778,820	$32,618,329	$(40,281,695)	$(6,884,546)

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Six Months Ended March 31, 2019 and 2018

(unaudited)

For the Six Months Ended March 31, 2019 (Restated)

	Common Stock		Additional Paid-	Accumulated	Net Shareholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)

Balance at September 30, 2018	832,013,272	$832,013	$36,640,009	$(41,858,257)	$(4,386,235)
Stock Based Compensation	—	—	802,102	—	802,102
Warrants Issued in Debt Transaction	—	—	4,643,087	—	4,643,087
Stock Issued in Capital Raise	19,325,000	19,325	946,925	—	966,250
Stock Issued for Warrant Exercise	238,095,238	238,095	9,761,905	—	10,000,000
Net Loss	—	—	—	(5,837,299)	(5,837,299)
Balance at March 31, 2019	1,089,433,510	$1,089,433	$52,794,028	$(47,695,556)	$6,187,905

For the Six Months Ended March 31, 2018

	Common Stock		Additional Paid-	Accumulated	Net Shareholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)
Balance at September 30, 2017	692,196,625	$692,196	$27,212,577	$(39,221,523)	$(11,316,750)
Stock Based Compensation	—	—	93,381	—	93,381
Common Stock Issued for Services	80,293,425	80,294	4,814,961	—	4,895,255
Common Stock Issued for Convertible Promissory Note	2,000,000	2,000	47,094	—	49,094
Value of Beneficial Conversion Feature in Conjunction with Convertible Promissory Notes	—	—	103,519	—	103,519
Value of Warrants in Conjunction with Convertible Promissory Notes	—	—	47,386	—	47,386
Common Stock Issued for Conversion of Convertible Promissory Note and Accrued Interest	4,330,000	4,330	82,270	—	86,600
Value of Warrants issued with Bridge Note Extensions	—	—	217,141	—	217,141
Net Loss	—	—	—	(1,060,172)	(1,060,172)
Balance at March 31, 2018	778,820,050	$778,820	$32,618,329	$(40,281,695)	$(6,884,546)

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

 Condensed Statements of Cash Flows

For the Six Months Ended March 31, 2019 and 2018

(Unaudited)

	For the Six Months Ended March 31, 2019	For the Six Months Ended March 31, 2018
	(Restated)
OPERATING ACTIVITIES
Net Loss	$(5,837,299)	$(1,060,172)
Adjustments to reconcile net loss to net cash From Operating Activities:
Depreciation	2,590	2,976
Stock Based Compensation	260,648	65,506
Loss on Derivative Financial Instrument	16,992	—
Stock Issued for Services	—	3,650
Debt Discount Amortization	11,449	175,634
Loss on Debt Extinguishment	5,099,340	217,141
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	(4,108,013)	(218,664)
(Increase)/Decrease in Prepaid Expenses	64,741	65,968
Increase/(Decrease) in Deposits from Joint Interest Owners	(4,078,786)	—
Increase/(Decrease) in Accounts Payable	3,384,095	1,496,334
Increase/(Decrease) in Related Party Payable	29,758	11,830
Increase/(Decrease) in Other	19,553	—
Increase/(Decrease) in Accrued Interest	237,921	272,727
Net Cash (Used In) Provided By Operating Activities	(4,897,011)	1,032,930

INVESTING ACTIVITIES
Investments in Oil and Gas Properties	(5,658,105)	(281,584)
Proceeds From Sale of Working Interest	—	1,485,589
Net Cash (Used In) Provided By Investing Activities	(5,658,105)	1,204,005

FINANCING ACTIVITIES
Proceeds from Term Loan	10,000,000	—
Proceeds from Convertible Promissory Notes and Warrants	—	200,000
Payments on Note Payable	(65,555)	(73,413)
Net Cash Provided By Financing Activities	9,934,445	126,587

Net Increase/(Decrease) in Cash	(620,671)	2,363,522
Beginning Cash Balance	5,621,814	6,426
Ending Cash Balance	$5,001,143	$2,369,948

Supplemental Schedule of Cash Flow Activities:
Cash Paid for Interest	$2,870	$3,036
Non-Cash Financing and Investing Activities:
Prepaid Asset Financed by Note Payable	$146,310	$156,718
Debt Issuance Costs in Accounts Payable	$467,704	$—
Capital Expenditures Included in Accounts Payable	$—	$16,260
Stock-Based Compensation Capitalized to Unproved Properties	$541,905	$27,875
Stock Issued for Consulting Services Capitalized to Unproved Properties	$—	$4,880,000
Loans Extinguished through Exercise of Warrants	$10,000,000	$—
Receivable from Sale of Working Interest	$—	$304,052
Wells In Process Included in Accounts Payable	$2,579,486	$127,415
Funds Received from Capital Raise Transferred to Equity	$965,800	$—

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the preparation of the Company’s financial statements as of and for the quarter ended June 30, 2019, the Company identified an error in the financial statements as of March 31, 2019 and for the three- and six-month periods then ended. The Company did not appropriately evaluate the value of collateral underlying a joint interest billing receivable and improperly recorded an allowance for doubtful accounts of $672,500 during the quarter ended March 31, 2019. The error resulted in the overstatement of bad debt expense, which is recorded within general and administrative expense in the financial statements, and a corresponding understatement of accounts receivable, net. In addition, the gross balance of the account receivable of $2,693,483 was reclassified to a non-current asset as it was concluded it does not meet the definition for a current asset. Management evaluated the materiality of the error quantitatively and qualitatively and concluded that it was material to the previously issued financial statements and therefore, the amounts in the March 31, 2019 Form 10-Q have been revised to reflect the correction of this error as illustrated below:

The following table presents the effects of the error correction on the condensed balance sheet as of March 31, 2019.

	As of March 31, 2019
	As Previously Reported	Correction of Error	As Restated
Accounts Receivable, net	$9,722,309	$(2,020,983)	$7,701,326
Total Current Assets	14,837,063	(2,020,983)	12,816,080
Other Non-Current Assets	24,785	2,693,483	2,718,268
Total Non-Current Assets	16,929,262	2,693,483	19,622,745
Total Assets	31,766,325	672,500	32,438,825

Accumulated Deficit	(48,368,056)	672,500	(47,695,556)
Total Stockholders’ Equity	5,515,405	672,500	6,187,905
Total Liabilities And Stockholders’ Equity	$31,766,325	$672,500	$32,438,825

The following tables present the effects of the error correction on the condensed statements of operations for the three and six months ended March 31, 2019.

	For the Three Months Ended March 31, 2019
	As Previously Reported	Correction of Error	As Restated
General & Administrative Expenses	$1,059,721	$(672,500)	$387,221
Net Loss from Operations	(1,059,721)	672,500	(387,221)
Net Loss Before Income Taxes	(6,085,939)	672,500	(5,413,439)
Net Loss	(6,085,939)	672,500	(5,413,439)
Loss Per Share – Basic and Diluted	$(0.01)	$—	$(0.01)

	For the Six Months Ended March 31, 2019
	As Reported	Correction of Error	As Restated
General & Administrative Expenses	$1,189,158	$(672,500)	$516,658
Net Loss from Operations	(1,189,158)	672,500	(516,658)
Net Loss Before Income Taxes	(6,509,799)	672,500	(5,837,299)
Net Loss	(6,509,799)	672,500	(5,837,299)
Loss Per Share – Basic and Diluted	$(0.01)	$—	$(0.01)

The following table presents the effects of the error correction on the condensed statement of cash flows for the six months ended March 31, 2019.

	For the Six Months Ended March 31, 2019
	As Reported	Correction of Error	As Restated
Net Loss	$(6,509,799)	$672,500	$(5,837,299)
Adjustments to reconcile net loss to net cash From Operating Activities:
Bad Debt Expense	672,500	(672,500)	—
Net Cash (Used In) Provided By Operating Activities	$(4,897,011)	$—	$(4,897,011)

Corrections were also made to the statement of stockholders’ equity.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

Liquidity/Going Concern

The Company has incurred accumulated losses as of March 31, 2019, of $47.7 million. Further losses are anticipated in developing our business. As a result, there exists substantial doubt about our ability to continue as a going concern. As of March 31, 2019, we had $5.0 million of unrestricted cash on hand, $4.9 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $5.0 million to meet its obligations and planned expenditures through May 2020. The Company plans to finance operations and planned expenditures through equity and/or debt financings and/or farm-out agreements. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Full Cost Method

The Company uses the full cost method of accounting for its oil and natural gas exploration and development activities as defined by the SEC. Under the full cost method of accounting, all costs associated with successful and unsuccessful exploration and development activities are capitalized on a country-by-country basis into a single cost center (“full cost pool”). Such costs include property acquisition costs, geological and geophysical (“G&G”) costs, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities. Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. Proved properties are amortized on a country-by-country basis using the units of production method (“UOP”), hereby capitalized costs are amortized over total proved reserves. The amortization base in the UOP calculation includes the sum of proved property, net of accumulated depreciation, depletion and amortization (“DD&A”), estimated future development costs (future costs to access and develop proved reserves), and asset retirement costs, less related salvage value.

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

NOTE 4 – OIL AND NATURAL GAS PROPERTIES

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

NOTE 5 – RELATED PARTY TRANSACTIONS

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

NOTE 6 – NOTES PAYABLE

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

NOTE 7 – FAIR VALUE MEASUREMENT

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s derivative financial instruments that were accounted for at fair value on a recurring basis as of March 31, 2019:

Description	Quoted Prices in ActiveMarkets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Carrying Value as of
Derivative Financial Instrument at September 30, 2018	—	(271,710)	—	(271,710)
Changes in Fair Value at December 31, 2018	—	(196,266)	—	(196,266)
Changes in Fair Value at March 31, 2019	—	179,274	—	179,274
Derivative Financial Instrument at March 31, 2019	—	(288,702)	—	(288,702)

During the quarter ended March 31, 2019, the Company issued warrants and stock options measured at fair value on a non-recurring basis.

NOTE 8 – COMMON STOCK/PAID IN CAPITAL

As discussed in Note 6, between June and November 2016, the Company issued 27.9 million warrants in conjunction with convertible notes payable. The warrants have an exercise price of $0.03 and a term of the earlier of three years or upon a change of control. Based upon the allocation of proceeds between the convertible notes payable and the warrants, approximately $452,422 was allocated to the warrants. During June through August 2017, the maturity date of all of the Bridge Financing Notes was extended to January 15, 2018, in exchange for the issuance of 25% additional warrants. The warrants have an exercise price of $0.03 and the same expiration date (three years from original transaction) as the original warrants. On January 15, 2018, the maturity date of the Bridge Financing Notes was extended to April 16, 2018, in exchange for the issuance of 10% additional warrants (see Note 5 for status of notes). The warrants have an exercise price of $0.10 per share and the same expiration date (three years from original transaction) as the original warrants. Through March 31, 2019, approximately 471,000 warrants have been exercised.

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

As discussed in Note 6, as of March 6, 2019, the Company had borrowed a total of $10.0 million under a Term Loan Facility and issued to Delek GOM warrants to purchase approximately 238 million shares of common Stock; and Delek GOM fully exercised the warrants through a Loan Reduction Exercise and was issued approximately 238 million shares of common stock. Upon receiving the proceeds in two tranches, the Company allocated the proceeds between debt and warrants on a relative fair value basis, recording a debt discount of approximately $5.1 million. The exercise of the warrants through the extinguishment of the loan was accounted for as a standard warrant exercise and an extinguishment of debt including a recognition of a loss in the amount of the debt discount of approximately $5.1 million.

NOTE 9 – STOCK-BASED COMPENSATION

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – SUBSEQUENT EVENTS

Insurance proceeds for an underground control of well event were received in April and May 2019. Several partial payments totaling approximately $8 million were received for 100% working interest.

Loan proceeds of $1 million were received under the $11 million Term Loan Facility described in Note 6 in April 2019.

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

The Company has incurred accumulated losses for the period from inception to March 31, 2019, of approximately $47.7 million, and has a net capital deficiency. Further losses are anticipated in developing its business. As a result, there exists substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2019, the Company had approximately $5.0 million of unrestricted cash on hand, $4.9 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $5 million to meet its obligations and planned expenditures through February 2020. These expenditures include the Company’s drilling costs, lease rentals to the BOEM, general and administrative expenses, and costs associated with seismic acquisition and processing. The Company plans to finance the Company through best-efforts equity and/or debt financings and farm-out agreements. The Company also plans to extend the agreements associated with loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. Though, it is uncertain as to whether the Company will be able to successfully implement these plans or that acceptable financing terms will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

There was no revenue during the three months ended March 31, 2019 and March 31, 2018. General and administrative expenses were approximately $0.4 million for the three months ended March 31, 2019, compared to approximately $0.1 million for the three months ended March 31, 2018. This increase is primarily due to an increase in stock compensation expense and legal and accounting expense for March 31, 2019. Interest expense was $0.1 million for the three months ended March 31, 2019 compared to $0.2 million for the three months ended March 31, 2018, primarily due to differences in debt discount amortization. Loss on debt extinguishment was approximately $5.1 million for the three months ended March 31, 2019, and approximately $0.2 million for the three months ended March 31, 2018. This increase is due to a loan and subsequent warrant exercise resulting in loan extinguishment. For the three months ended March 31, 2019 there was a gain of $0.2 million on a derivative financial instrument, compared to zero for the three months ended March 31, 2018.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

There was no revenue during the six months ended March 31, 2019 and March 31, 2018. General and administrative expenses were approximately $0.5 million for the six months ended March 31, 2018, compared to approximately $0.4 million for the six months ended March 31, 2018. This increase was primarily due to an increase in legal and accounting expense. Interest expense was $0.2 million for the six months ended March 31, 2019 compared to $0.5 million for the six months ended March 31, 2018. This decrease was due to a decrease in debt discount amortization for the six months ended March 31, 2019 compared to March 31, 2018. Loss on debt extinguishment was approximately $5.1 million for the six months ended March 31, 2019 and approximately $0.2 million for the six months ended March 31, 2018. This increase is due to a loan and subsequent warrant exercise resulting in loan extinguishment. Loss on derivative financial instrument was $0.02 million and zero for March 31, 2019 and 2018 respectively.

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

Under the supervision and with the participation of our principal executive and principal financial officers, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive and principal financial officers concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, due to the previously identified material weakness and the additional material weakness described below, our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Material Weakness in Internal Control over Financial Reporting

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of financial statements will not be prevented or detected on a timely basis. As noted in the Company's Annual Report on Form 10-K for the year ended September 30, 2018, the design and operating effectiveness of our controls were inadequate to ensure that all complex accounting matters are properly accounted for and reviewed in a timely manner. As a result, we failed to accurately record interest on an interest bearing payable and failed to accurately identify and value a fair value financial instrument issued in settlement of a liability. These errors are a result of insufficient control activities related to the review and monitoring of Company contracts to ensure the proper accounting for such contracts. Ongoing remediation efforts are being implemented. In connection with the restatement of our condensed financial statements, as of March 31, 2019, we identified an additional material weakness in our internal control over financial reporting. This additional material weakness is due to a lack of effective controls over the valuation of accounts receivable which resulted in a material error in the financial statements. This material weakness resulted in the restatement described in Note 2 of our condensed financial statements for the three and six months ended March 31, 2019.

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

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	09/27/2019	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	09/27/2019	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer