Form 10-Q
period 2019-06-30
GULFSLOPE ENERGY, INC.
filed 2019-09-27
CIK 1341726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, on September 26, 2019, was 1,092,266,844.

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

2

PART I – FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

GulfSlope Energy, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2019	September 30, 2018
Assets
Current Assets
Cash	$2,299,930	$5,621,814
Prepaid Expenses and Other Current Assets	57,494	32,042
Accounts Receivable, net	14,164,519	6,286,796
Total Current Assets	16,521,943	11,940,652
Property and Equipment, Net of Depreciation	10,901	14,786
Oil and Natural Gas Properties, Full Cost Method of Accounting Unproved Properties	17,318,916	8,112,784
Other Non-Current Assets	3,699,319	24,785
Total Non-Current Assets	21,029,136	8,152,355
Total Assets	$37,551,079	$20,093,007
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$19,376,643	$7,591,236
Deposits from Joint Interest Owners	—	4,078,786
Related Party Payable	351,025	306,386
Accrued Interest Payable	2,102,729	1,732,239
Accrued Expenses and Other Payables	1,507,541	268,862
Loans from Related Parties	8,725,500	9,084,500
Notes Payable	307,666	—
Term Loan	716,265
Convertible Promissory Notes Payable, net of Debt Discount	84,515	135,000
Funds Received from Capital Raise	—	965,800
Derivative Financial Instruments	3,917,008	271,710
Other	53,510	44,723
Total Current Liabilities	37,142,402	24,479,242
Total Liabilities	37,142,402	24,479,242
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000,000 shares; issued and outstanding 1,092,266,844 and 832,013,272, as of June 30, 2019 and September 30, 2018, respectively	1,092,266	832,013
Additional Paid-in-Capital	53,890,767	36,640,009
Accumulated Deficit	(54,574,356)	(41,858,257)
Total Stockholders’ Equity (Deficit)	408,677	(4,386,235)
Total Liabilities and Stockholders’ Equity (Deficit)	$37,551,079	$20,093,007

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Nine Months Ended June 30, 2019	For the Nine Months Ended June 30, 2018
Revenues	$—	$—	$—	$—
Impairment of Oil and Natural Gas Properties	4,252,539	—	4,252,539	—
General & Administrative Expenses	439,242	785,990	955,901	1,176,455
Net Loss from Operations	(4,691,781)	(785,990)	(5,208,440)	(1,176,455)
Other Income/(Expenses):
Interest Expense, net	(2,080,620)	(207,335)	(2,284,928)	(659,901)
Loss on Debt Extinguishment	—	—	(5,099,340)	(217,141)
Gain (Loss) on Derivative Financial Instruments	(106,399)	—	(123,391)	—
Net Loss Before Income Taxes	(6,878,800)	(993,325)	(12,716,099)	(2,053,497)
Provision for Income Taxes	—	—	—	—
Net Loss	$(6,878,800)	$(993,325)	$(12,716,099)	$(2,053,497)

Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	1,090,288,822	785,008,992	946,785,438	750,498,503

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Statements of Stockholders’ Equity (Deficit)

(unaudited)

For the Three Months Ended June 30, 2019

	Common Stock		Additional Paid-	Accumulated	Net Shareholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)
Balance at March 31, 2019	1,089,433,510	$1,089,433	$52,794,028	$(47,695,556)	$6,187,905
Stock Based Compensation	—	—	415,111	—	415,111
Warrants Issued In Debt Transaction	—	—	447,383	—	447,383
Bridge Note Warrant Extensions	—	—	152,078	—	152,078
Stock Issued For Warrant Exercise	2,833,334	2,833	82,167	—	85,000
Net Loss	—	—	—	(6,878,800)	(6,878,800)
Balance at June 30, 2019	1,092,266,844	$1,092,266	$53,890,767	$(54,574,356)	$408,677

For the Three Months Ended June 30, 2018

	Common Stock		Additional Paid-	Accumulated	Net Shareholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)
Balance at March 31, 2018	778,820,050	$778,820	$32,618,329	$(40,281,695)	$(6,884,546)
Stock Based Compensation	—	—	1,371,150	—	1,371,150
Common Stock Issued To Settle Debt	1,200,000	1,200	85,800	—	87,000
Common Stock Issued For Conversion Of Convertible Promissory Notes Plus Accrued Interest	33,780,462	33,780	752,431	—	786,211
Net Loss	—	—	—	(993,325)	(993,325)
Balance at June 30, 2018	813,800,512	$813,800	$34,827,710	$(41,275,020)	$(5,633,510)

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Statements of Stockholders’ Equity (Deficit)

(unaudited)

For the Nine Months Ended June 30, 2019

	Common Stock		Additional Paid-	Accumulated	Net Shareholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)
Balance at September 30, 2018	832,013,272	$832,013	$36,640,009	$(41,858,257)	$(4,386,235)
Stock Based Compensation	—	—	1,217,213	—	1,217,213
Warrants Issued in Debt Transaction	—	—	5,090,470	—	5,090,470
Stock Issued in Capital Raise	19,325,000	19,325	946,925	—	966,250
Bridge Notes Warrant Extension	—	—	152,078	—	152,078
Stock Issued for Warrant Exercise	240,928,572	240,928	9,844,072	—	10,085,000
Net Loss	—	—	—	(12,716,099)	(12,716,099)
Balance at June 30, 2019	1,092,266,844	$1,092,266	$53,890,767	$(54,574,356)	$408,677

For the Nine Months Ended June 30, 2018

	Common Stock		Additional Paid-	Accumulated	Net Shareholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)
Balance at September 30, 2017	692,196,625	$692,196	$27,212,577	$(39,221,523)	$(11,316,750)
Stock Based Compensation	—	—	1,464,531	—	1,464,531
Common Stock Issued To Settle Debt	1,200,000	1,200	85,800	—	87,000
Common Stock Issued for Services	80,293,425	80,294	4,814,961	—	4,895,255
Common Stock Issued for Convertible Promissory Note	2,000,000	2,000	47,094	—	49,094
Value of Beneficial Conversion Feature in Conjunction with Convertible Promissory Notes	—	—	103,519	—	103,519
Value of Warrants in Conjunction with Convertible Promissory Notes	—	—	47,386	—	47,386
Common Stock Issued for Conversion of Convertible Promissory Note and Accrued Interest	38,110,462	38,110	834,701	—	872,811
Value of Warrants issued with Bridge Note Extensions	—	—	217,141	—	217,141
Net Loss	—	—	—	(2,053,497)	(2,053,497)
Balance at June 30, 2018	813,800,512	$813,800	$34,827,710	$(41,275,020)	$(5,633,510)

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

 Condensed Statements of Cash Flows

For the Nine Months Ended June 30, 2019 and 2018

(Unaudited)

	For the Nine Months Ended June 30, 2019	For the Nine Months Ended June 30, 2018
OPERATING ACTIVITIES
Net Loss	$(12,716,099)	$(2,053,497)
Adjustments to Reconcile Net Loss to Net Cash (Used In) Provided By Operating Activities:
Impairment of Oil and Natural Gas Properties	4,252,539	—
Depreciation	3,884	3,712
Stock Based Compensation	558,018	850,798
Loss on Derivative Financial Instruments	123,391	—
Stock Issued for Services	—	17,145
Debt Discount Amortization	249,670	254,501
Loss Recorded to Interest Expense for Issuance of Convertible Notes	1,726,149	—
Loss on Debt Extinguishment	5,099,340	217,141
Changes in Operating Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(11,552,257)	(627,552)
(Increase)/Decrease in Prepaid Expenses	120,858	96,688
Increase/(Decrease) in Deposits from Joint Interest Owners	(4,078,786)	3,015,000
Increase/(Decrease) in Accounts Payable	7,532,813	607,156
Increase/(Decrease) in Related Party Payable	44,638	2,011
Increase/(Decrease) in Accrued Expenses and Other Payables	1,238,679	(100,000)
Increase/(Decrease) in Other	8,787	—
Increase/(Decrease) in Accrued Interest	370,490	400,212
Net Cash (Used In) Provided By Operating Activities	(7,017,885)	2,683,315

INVESTING ACTIVITIES
Equipment Purchases	—	(3,244)
Deposits	—	(24,785)
Insurance proceeds received	660,629	—
Investments in Oil and Gas Properties	(9,762,984)	(752,814)
Proceeds From Sale of Working Interest	—	2,884,651
Net Cash (Used In) Provided By Investing Activities	(9,102,355)	2,103,808

FINANCING ACTIVITIES
Proceeds from Term Loan	11,000,000	—
Proceeds from Convertible Promissory Notes	1,819,000	200,000
Proceeds from Exercise of Warrants	85,000	—
Payments on Note Payable	(105,644)	(116,882)
Net Cash Provided By Financing Activities	12,798,356	83,118

Net Increase/(Decrease) in Cash	(3,321,884)	4,870,241
Beginning Cash Balance	5,621,814	6,426
Ending Cash Balance	$2,299,930	$4,876,667

Supplemental Schedule of Cash Flow Activities:
Cash Paid for Interest	$3,903	$5,188
Non-Cash Financing and Investing Activities:
Prepaid Asset Financed by Note Payable	$146,310	$156,718
Debt Issuance Costs in Accounts Payable	$555,923	$—
Capital Expenditures Included in Accounts Payable	$—	$3,088
Stock-Based Compensation Capitalized to Unproved Properties	$659,646	$613,733
Stock Issued for Consulting Services Capitalized to Unproved Properties	$—	$4,880,000
Loans Extinguished through Exercise of Warrants	$10,000,000	$—
Stock Issued for Settlement of Accounts Payable & Accrued Expenses	$—	$73,505
Wells In Process Included in Accounts Payable	$3,696,671	$85,127
Stock Issued to Settle Convertible Promissory Notes and Accrued Interest	$—	$872,812
Funds Received from Capital Raise Transferred to Equity	$965,800	$—
Bridge Note Warrant Extension Recorded to Additional Paid-In-Capital	$152,078	$—
Derivative Liability Recorded at Issuance of Convertible Promissory Notes	$3,521,907	$—

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

June 30, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company,” “GulfSlope,” and words of similar import), a Delaware corporation, is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico (“GOM”) federal waters offshore Louisiana. GulfSlope is a technically driven company who uses its licensed 2.2 million acres of three-dimensional (3-D) seismic data to identify, evaluate, and acquire assets with attractive economic profiles.

As of June 30, 2019, GulfSlope has no production or proved reserves.

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

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2018, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, and filed with the Securities and Exchange Commission on December 31, 2018.

Cash

GulfSlope considers highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2019 and September 30, 2018.

Liquidity/Going Concern

The Company has incurred accumulated losses as of June 30, 2019 of $54.6 million, has negative working capital of $20.6 million and for the nine months ended June 30, 2019 generated losses of $12.7 million and negative cash flows from operations of $7 million. Further losses are anticipated in developing our business. As a result, there exists substantial doubt about our ability to continue as a going concern. As of June 30, 2019, we had $2.3 million of unrestricted cash on hand, $2.0 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures through September 2020. The $10 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $11.6 million of current principal and interest as of June 30, 2019. The Company plans to finance operations and planned expenditures through equity and/or debt financings and/or farm-out agreements. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all or that obligations can be extended. If the Company is not successful in obtaining financing or extending obligations, operations would need to be curtailed or ceased, or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2019, the Company’s oil and gas properties consisted of wells in process, and capitalized exploration and acquisition costs for unproved properties and no proved reserves.

Derivative Financial Instruments

The accounting treatment of derivative financial instruments requires that the Company record certain embedded conversion options at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date with any change in fair value recorded as income or expense. As a result of entering into certain note agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors, as long as the certain variable convertible instruments exist.

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

As the Company has incurred losses for the three and nine months ended June 30, 2019 and 2018, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of June 30, 2019 and 2018, there were 357,582,559 and 214,418,438 potentially dilutive shares, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” and in March 2019, the FASB issued ASU No. 2019-01, “Leases: Codification Improvements”, which updated the accounting guidance related to leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. They also clarify implementation issues. These updates are effective for public companies for annual periods beginning after December 15, 2018, including interim periods therein. Accordingly, the standard is effective for the Company for its annual period beginning October 1, 2019, and interim periods therein. The standard is to be applied utilizing a modified retrospective approach, with early adoption permitted. We will adopt these standards on October 1, 2019 with a cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. This adoption approach will result in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. The Company has yet to begin to assess the quantitative effect of the new standard on the Company’s financial statements and intends to begin the assessment in the upcoming period.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted and the Company adopted this new standard effective January 1, 2019 with no material impact to stock compensation issued to non-employees during the nine months ended June 30, 2019.

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

The Company currently has under lease seven federal Outer Continental Shelf blocks and has licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

In January 2018, the Company entered into a strategic partnership with Delek GOM Investments, LLC. (“Delek”), and Texas South Energy, Inc. (“Texas South”) (collectively, the “Parties”) and executed a participation agreement (the “Agreement”) for a multi-phase exploration program. Under the terms of the Agreement, the Parties have committed to drill the Company’s “Canoe” and “Tau” prospects (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will retain a 20% working interest while paying 8% of the costs associated with drilling each exploratory well. The Company will be required to fund 20% of well costs in excess of 115% of budget. In addition, Delek will pay the Company approximately $1.1 million in cash for each Prospect when the respective exploration plan is filed with BOEM for each phase. Also, each Party will be responsible for their pro rata share (based on working interest) of delay rentals associated with the Prospects. The Company will be the Operator during exploratory drilling of the Prospect, however, subsequent to a commercial discovery, Delek will have the right to become the Operator. Delek will have the right to terminate this Agreement at the conclusion of any drilling Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock, par value $0.001 per share (the “Common Stock”), upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Common Stock preceding the acquisition. This option will expire January 8, 2020.

The Company, as the operator of two wells drilled in the Gulf of Mexico, has incurred tangible and intangible drilling costs for the wells in process and has billed its working interest partners for their respective shares of the drilling costs to date. GulfSlope drilled the first well, Canoe, to a total depth of 5,765 feet (5,670 feet TVD). Multiple open hole plugs were set across several intervals and the well is equipped with a mud-line suspension system for possible future re-entry. Calibration of seismic amplitudes, petrophysical analysis, reservoir engineering and scoping of development is currently underway to determine the commerciality of these sands and that work is expected to be completed in the first calendar quarter of 2020. The second well, Tau, was drilled to a measured depth of 15,254 feet, as compared to the originally permitted 29,857 foot measured depth. Producible hydrocarbon zones were not established to the current depth, but hydrocarbon shows were encountered. Complex geomechanical conditions required two by-pass wellbores, one sidetrack wellbore, and eight casing strings to reach the current depth. Equipment limitations prevented further drilling. In addition, the drilling rig had contractual obligations related to another operator. Due to these factors, the Company elected to abandon this well in a manner that would allow for re-entry at a later time. The drilling, pressure, and reservoir information has confirmed geophysical and geological models, and reinforces the Company’s confidence that there is resource potential. The Company is currently evaluating various options related to future operations in this wellbore and testing of the deeper Tau prospect. In January 2019, the Tau well experienced an underground control of well event and as a result, the Company filed an insurance claim with its insurance underwriters. The total amount of the claim was approximately $10.8 million for 100% working interest after the insurance deductible amount, and at June 30, 2019 approximately $8.3 million of this amount had been received. GulfSlope received approximately $2.1 million of this amount and credited wells in process for approximately $0.7 million, accounts receivable from operations for approximately $0.2 million and accrued payable for approximately $1.2 million. As discussed above, the Company’s share of the insurance proceeds could either be 8% or 20%. The Company’s share of the insurance proceeds at 8% is approximately $0.7 million and the additional 12%, or $1.2 million, is included in accrued expenses as there is uncertainty as to whether the Company has the right to 8% or 20% of the overall insurance proceeds.

As of June 30, 2019, the Company’s oil and natural gas properties consisted of unproved properties, wells in process and no proved reserves. The Company incurred approximately $4.3 million of impairment of oil and natural gas properties for the nine months ended June 30, 2019 resulting from the expiration of oil and natural gas leases.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into convertible promissory notes whereby it borrowed a total of $8,675,500 from John Seitz, the chief executive officer (“CEO”). The notes are due on demand, bear interest at the rate of 5% per annum, and $5,300,000 of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of June 30, 2019, the total amount owed to John Seitz is $8,675,500.  This amount is included in loans from related parties within the balance sheet. There was a total of $1,970,032 of unpaid interest associated with these loans included in accrued interest payable within the balance sheet as of June 30, 2019.

On November 15, 2016, a family member of the CEO entered into a $50,000 convertible promissory note with associated warrants (“Bridge Financing”) under the same terms received by other investors (see Note 5).

Domenica Seitz CPA, related to John Seitz, has provided accounting consulting services to the Company. During the three and nine month period ended June 30, 2019, the services provided were valued at $14,880 and $44,640, respectively. During the three and nine month period ended June 30, 2018, the services provided were valued at $5,915 and $17,745, respectively. The Company has accrued these amounts, and they have been reflected in related party payable in the June 30, 2019 financial statements.

See Note 5 for a description of the Delek term loan.

NOTE 5 – TERM LOAN AND CONVERTIBLE PROMISSORY NOTES

Between June and November 2016, the Company issued eleven convertible promissory notes (“Bridge Financing Notes”) with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000. Three of the notes were to related parties for proceeds totaling $222,000, including the extinguishment of $70,000 worth of related party payables. The convertible notes had a maturity of one year (prior to extension), an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. In addition to the convertible notes, the investors received approximately 27.9 million warrants, with an exercise price of $0.03 and a term of the earlier of three years or upon a change of control. Upon maturity of the eleven promissory notes during 2017, the Company issued approximately 7 million extension warrants with an exercise price of $0.03 per share (equal to 25% of the original warrant amount) to the holders of the notes to extend the terms to January 15, 2018. Upon revised maturity of the eleven promissory notes on January 15, 2018, the Company issued approximately 2.8 million extension warrants with an exercise price of $0.10 per share (equal to 10% of the original warrant amount) to the holders of the notes to extend the term to April 16, 2018. In June 2018, the maturity date of all of the notes was extended to January 15, 2019. Six of the Bridge Financing Notes with a principal balance of $560,000 plus accrued interest of approximately $87,000 were converted during the year ended September 30, 2018. The remaining note balance at June 30, 2019 is $277,000. Accrued interest for the quarter ended June 30, 2019, was approximately $6,000 and cumulative accrued interest was approximately $66,000. The Company completed the extension of the remaining notes to April 30, 2020. In consideration for the extension of the remaining notes, the Company extended the term of the warrants until April 30, 2020. As a result, approximately $152,000 was recorded as a debt discount and to additional paid-in capital for the modification.

On March 1, 2019, the Company entered into a Term Loan Agreement by and among the Company, as borrower, and Delek, as lender. In the Term Loan Agreement, Delek agreed to provide the Company with multiple draw term loans in an aggregate stated principal amount of up to $11.0 million (the “Term Loan Facility” and the loans thereunder, the “Loans”). The maturity date of the Term Loan Facility is six months following the closing date of the Term Loan Agreement which is March 1, 2019. Until such maturity date, the Loans under the Term Loan Agreement shall bear interest at a rate per annum equal to 5.0%, payable in arrears on the maturity date. If an event of default occurs, all Loans under the Term Loan Agreement shall bear interest at a rate equal to 7.0%, payable on demand. In connection with the Term Loan Agreement, the Company entered into: (i) a Subordination Agreement (the “Subordination Agreement”) by and among the Company, as borrower, John N. Seitz, as subordinated lender (the “Subordinated Lender”), and Delek, as senior lender; (ii) a Security Agreement (the “Security Agreement”) among the Company, as debtor, and Delek, as lender; and (iii) warrants to purchase 238,095,238 shares of Common Stock, at an exercise price of $0.042 per share issued to Delek GOM (the “Warrants”). The Company may elect, at its option, to prepay borrowings outstanding under the Term Loan Agreement in multiples of $100,000 and not less than $500,000 without premium or penalty. The Company may be required to prepay the Loans with any net cash proceeds resulting from an asset sale, receipt of insurance proceeds from certain casualty events, proceeds from equity issuances or incurrence of indebtedness other than the Loans (subject to a $500,000 carve-out to be applied toward the Company’s general corporate purposes) or receipt of any cash proceeds from any payments, refunds, rebates or other similar payments and amounts under the Company’s operative documents. This potentially includes the $0.7 million insurance proceeds received related to the Company’s share during the nine-months ended June 30, 2019. Amounts outstanding under the Term Loan Agreement are secured by a security interest in substantially all of the properties and assets of the Company.

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

On April 19, 2019, the Company borrowed $1.0 million under the Term Loan Facility and issued to Delek warrants to purchase 23,809,524 shares of stock. The Company allocated the proceeds between debt and warrants on a relative fair value basis, recording a debt discount of approximately $0.5 million. As of June 30, 2019, the warrants have not been exercised and the term loan is outstanding.

On June 21, 2019 the Company entered into a Securities Purchase Agreement (“SPA”) under the terms of which the Company will issue and sell to Buyers up to an aggregate of $3,000,000 of convertible debentures (“Convertible Debentures”) and associated warrants.  On June 21, 2019, approximately $2,100,000 of Convertible Debentures were purchased upon the signing of the SPA (the “First Closing”), and $400,000 and $500,000, respectively, shall be purchased by the holder upon: (1) the filing of a Registration Statement with the U.S. Securities and Exchange Commission (the “SEC”) registering the resale of the Conversion Shares by the Buyers which occurred on August 5, 2019; and (2) the date a registration statement covering the underlying common shares has first been declared effective by the SEC.

The Convertible Debentures accrue interest at eight percent per annum, mature on June 21, 2020, and are convertible at the option of the holder any time after issuance into common stock at a conversion rate of the lesser of: (1) $0.05 per share; or (2) 80% of the lowest volume weighted adjusted price (as reported by Bloomberg, LP) for the ten consecutive trading days immediately preceding conversion. In addition, the holder received warrants to purchase an aggregate of 50 million shares of common stock at an exercise price of $0.04 per share. Such warrants expire on the fifth anniversary of issuance. The offering costs related to this issuance were approximately $281,000.

The Company evaluated the conversion feature and concluded that it should be bifurcated and accounted for as a derivative liability due to the variable conversion feature which does not contain an explicit limit on the number of shares that are required to be issued. In addition, the Company concluded the warrants required treatment as derivative liabilities as the Company could not assert in has sufficient authorized but unissued shares to settle the warrants upon exercise when taking into account other stock based commitments including the Convertible Debentures. Accordingly, the embedded conversion feature and warrants were recorded at fair value at issuance and are subsequently remeasured to fair value each reporting period. The fair value of the derivative liabilities at issuance exceeded the net proceeds received resulting in an approximately $1.7 million day one charge to interest expense in the Condensed Statement of Operations.

The fair value of the embedded conversion feature was determined utilizing a Geometric Brownian Motion Stock Path Based Monte Carlo Simulation that utilized the following key assumptions:

	June 21, 2019	June 30, 2019
Stock Price	$0.041	$0.041
Fixed Exercise Price	$0.050	$0.050
Volatility	148%	150%
Term (Years)	1.00	0.98
Risk Free Rate	1.95%	1.92%

In addition to the fixed exercise price noted above, the model incorporates the variable conversion price which is simulated as 80% of the lowest trading price within the ten consecutive days preceding presumed conversion.

The Company’s term loan and convertible promissory notes consisted of the following as of June 30, 2019.

Notes Payable at June 30, 2019	Notes	Discount	Notes, Net of Discount
Term Loan	1,000,000	(283,735)	716,265
Convertible Promissory Notes	2,327,000	(2,242,485)	84,515
Total	3,327,000	(2,526,220)	800,780

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s derivative financial instruments that were accounted for at fair value on a recurring basis as of June 30, 2019:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value as of
Derivative Financial Instrument at September 30, 2018	$—	$(271,710)	$—	$(271,710)
Issuance of Derivative Financial Instruments	—	(3,521,907)	—	(3,521,907)
Derivative Financial Instrument at June 30, 2019	$—	$(3,917,008)	$—	$(3,917,008)

Non-recurring fair value assessments include impaired oil and natural gas property assessments and stock based compensation. During the nine months ended June 30, 2019, the Company recorded an impairment of $4.2 million to its oil and natural gas properties for the expiration of oil and natural gas leases whose value was determined to be zero.

NOTE 7 – COMMON STOCK/PAID IN CAPITAL

As discussed in Note 5, between June and November 2016, the Company issued 27.9 million warrants in conjunction with the Bridge Financing Notes. The warrants have an exercise price of $0.03 and a term of the earlier of three years or upon a change of control. Based upon the allocation of proceeds between the convertible notes payable and the warrants, approximately $452,422 was allocated to the warrants. During June through August 2017, the maturity date of all of the Bridge Financing Notes was extended to January 15, 2018, in exchange for the issuance of 25% additional warrants. The warrants have an exercise price of $0.03 and the same expiration date (three years from original transaction) as the original warrants. On January 15, 2018, the maturity date of the Bridge Financing Notes was extended to April 16, 2018, in exchange for the issuance of 10% additional warrants (see Note 5 for status of notes). The warrants have an exercise price of $0.10 per share and the same expiration date (three years from original transaction) as the original warrants. Through June 30, 2019, approximately 3.3 million warrants have been exercised, approximately 4.0 million have expired and approximately 30.5 million remain outstanding.

The fair value of the warrants was determined using the Black Scholes valuation model with the following key assumptions:

Warrants Issue Date	June 2016	July 2016	August 2016	November 2016	June 2017	July 2017	August 2017	January 2018
Warrants Outstanding	7.6 million	10.0 million	3.3 million	1.7 million	1.9 million	2.5 million	1.25 million	2.3 million
Stock Price (1)	$0.054	$0.040	$0.032	$0.029	$0.025	$0.019	$0.016	$0.11
Exercise Price	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.10
Term (2)	3 years	3 years	3 years	3 years	2 years	2 years	2 years	1.5 years
Risk Free Rate	.87%	.80%	.88%	1.28%	1.35%	1.35%	1.33%	1.89%
Volatility	135%	138%	137%	131%	135%	136%	135%	163%

(1) Fair market value on the date of agreement.

(2) Average term.

Below is a summary of warrants issued in conjunction with convertible notes which were paid in full as of September 30, 2018. The warrants are outstanding at June 30, 2019.

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	550,000	2.50	$0.10	550,000	$0.10
$0.10	1,100,000	2.71	$0.10	1,100,000	$0.10
$0.10	1,100,000	3.30	$0.10	1,100,000	$0.10
$0.10	1,100,000	3.46	$0.10	1,100,000	$0.10

During the nine months ended June 30, 2019, the Company issued approximately 19.3 million shares of common stock and approximately 9.7 million warrants to accredited investors in a private placement. The funds were received in the prior fiscal year and included as a liability because the transaction did not close until the current fiscal year and it was moved to equity during  the quarter ended December 31, 2018. Based upon the allocation of proceeds between the common stock and the warrants, approximately $259,000 was allocated to the warrants.

The fair value of the warrants was determined using the Black Scholes valuation model with the following key assumptions:

December 2018
Number of Warrants Issued	9,662,500
Stock Price	$0.044
Exercise Price	$0.09
Term	3 years
Risk Free Rate	2.46%
Volatility	149%

As discussed in Note 5, as of March 6, 2019, the Company had borrowed a total of $10.0 million under the Term Loan Facility and issued to Delek GOM warrants to purchase approximately 238 million shares of common Stock and Delek GOM fully exercised the warrants through a Loan Reduction Exercise and was issued approximately 238 million shares of common stock. Upon receiving the proceeds, the Company allocated the proceeds between debt and warrants on a relative fair value basis, recording a debt discount of approximately $5.1 million. The exercise of the warrants through the extinguishment of the loan was accounted for as a standard warrant exercise and an extinguishment of debt including a recognition of a loss in the amount of the debt discount of approximately $5.1 million. On April 19, 2019, the Company borrowed $1.0 million under the Term Loan Facility and issued to Delek warrants to purchase 23,809,524 shares of stock. the Company allocated the proceeds between debt and warrants on a relative fair value basis, recording a debt discount of approximately $0.5 million. As of June 30, 2019, the warrants have not been exercised and the term loan is still outstanding.

As disclosed in Note 5, the Company issued warrants to purchase an aggregate of 50 million shares of common stock at an exercise price of $0.04 per share in conjunction with the issuance of the Convertible Debentures. Such warrants expire on the fifth anniversary of issuance. The fair value of the warrants was determined utilizing a Geometric Brownian Motion Stock Path Based Monte Carlo Simulation.

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

On June 1, 2018, 67.5 million stock options, with an exercise price of $0.075 per share were granted to employees, directors and contractors. 18.5 million of the stock options vested on June 1, 2018, 24 million vested on June 1, 2019 and 25 million will vest on June 1, 2020 provided the holder continues to serve as an employee or a director on the vesting date. The stock options are exercisable for approximately 7.5 years from the grant date of June 1, 2018, to December 31, 2025. 49 million of these stock options were awarded from the Company’s 2018 Omnibus Incentive Plan and 18.5 million stock options were inducement awards.

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

The fair value of the stock-options granted during 2018 and 2019 were determined using the Black Scholes valuation model with the following key assumptions:

Date of Grant	May 1, 2018	June 1, 2018	January 2, 2019
Number of Stock Options Granted	500,000	67,500,000	1,000,000
Stock Price	$0.065	$0.075	$0.045
Exercise Price	$0.065	$0.075	$0.045
Expected Life of Options	4.25 years	4.25 years	3.75 years
Risk Free Rate	2.74%	2.675%	2.51%
Volatility	145.21%	145.21%	126.37%

The following table summarizes the Company’s stock option activity during the nine months ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2018	103,500,000	$0.0605
Granted	1,000,000	0.0450
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2019	104,500,000	$0.0604	5.82
Vested and expected to vest	104,500,000	$0.0604	5.82
Exercisable at June 30, 2019	79,000,000	$0.0559	5.82

There was approximately $0.4 million of intrinsic value for the options outstanding as of June 30, 2019. As of June 30, 2019, there was approximately $1.5 million of unrecognized stock-based compensation expense to be recognized over a period of 1 year.

Stock-based compensation cost is measured at the grant date, using the estimated fair value of the award, and is recognized over the required vesting period. The Company recognized $415,111 and $1,371,150 in stock based compensation during the three months ended June 30, 2019 and June 30, 2018, respectively. A portion of these costs, $229,255 and $585,858, were capitalized to unproved properties for the three months ended June 30, 2019 and June 30, 2018, respectively, with the remainder recorded as general and administrative expenses for each respective period. The Company recognized $1,217,214 and $1,464,534 in stock based compensation for nine months ended June 30, 2019 and 2018, respectively. A portion of these costs, $659,196 and $613,733, were capitalized to unproved properties for the nine months ended June 30, 2019 and 2018, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In July 2018, the Company entered into a thirty-nine month lease for approximately 5,000 square feet of office space. Annual base rent is approximately $94 thousand for the first 18 months, increasing to approximately $97 thousand and $99 thousand, respectively during the remaining term of the lease.

The Company reached an agreement with a vendor in August 2018 for the settlement of approximately $1 million in debt. The vendor was paid approximately $0.16 million in cash and 10 million shares of GulfSlope common stock. The agreement contains a provision that upon the sale of the common stock if the original debt is not fully satisfied, full payment will be made under a mutually agreed payment plan. If the stock is sold for a gain any surplus in excess of $1.3 million shall be a credit against future purchases from the vendor. The agreement was determined to meet the definition of a derivative in accordance with ASC 815. At June 30, 2019 there is a derivative financial instrument liability of approximately $0.5 million.

In October 2018, the Company purchased a directors and officers’ insurance policy for approximately $160,000 and financed $146,000 of the premium by executing a note payable. The balance of the note payable at June 30, 2019, is approximately $41,000.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

NOTE 10 – SUBSEQUENT EVENTS

Additional insurance proceeds of approximately $2.5 million were received in July and August 2019 for 100% working interest related to the Tau well incident (see Note 3).

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

Historical Operations

GulfSlope Energy, Inc. is an independent oil and natural gas exploration and production company whose interests are concentrated in the United States, Gulf of Mexico federal waters offshore Louisiana in 450 feet or less of water depth. The Company has under lease seven federal Outer Continental Shelf blocks (referred to as “leases” in this report) and licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration. Approximately half of this data has been reprocessed utilizing Reverse Time Migration (RTM) to more accurately define the imaging below salt. Since March 2013, we have been singularly focused on identifying high-potential oil and natural gas prospects located on the shelf in the U.S. GOM. We have evaluated our licensed 3-D seismic data using advanced interpretation technologies. As a result of these analyses, we have identified and acquired leases on multiple prospects that we believe may contain economically recoverable hydrocarbon deposits, and we plan to continue to conduct more refined analyses of our prospects as well as target additional lease and property acquisitions. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns. Recent actions of the Bureau of Ocean Energy Management (“BOEM”) have reduced the royalty rate for leases acquired in future lease sales in water depths of less than 200 meters (approximately 656 feet) from 18.75% to 12.5%, which further enhances the economics for the drilling of any leases acquired after August 2017 in these water depths. This reduced royalty applies to three of the Company’s leases.

The Company has invested significant technical person hours in the reprocessing and interpretation of seismic data. We believe the proprietary reprocessing and interpretation and the contiguous nature of our licensed 3-D seismic data gives us an advantage over other exploration and production (“E&P”) companies operating in our core area.

We have historically operated our business with working capital deficits and these deficits have been funded by equity investments and loans from management. As of June 30, 2019, we had $2.3 million of cash on hand, $2.0 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures through September 2020. The $10 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $11.6 million of current principal and interest as of June 30, 2019. The Company plans to finance its operations through the issuance of equity and/or debt financings; however, there are no assurances that financing will be available with acceptable terms, if at all.

Competitive Advantages

Experienced management. Our management has significant experience in finding and developing oil and natural gas. Our team has a track record of discovering and developing multi-billion dollar projects worldwide. The Company’s management team has over 200 years of combined industry experience exploring, discovering, and developing oil and natural gas. We successfully deployed a technical team with over 150 years of combined industry experience exploring for and developing oil and natural gas in the development and execution of our technical strategy. We believe the application of advanced geophysical techniques on a specific geographic area with unique geologic features such as conventional reservoirs whose trapping configurations have been obscured by overlying salt layers provides us with a competitive advantage.

Advanced seismic image processing. Commercial improvements in 3-D seismic data imaging and the development of advanced processing algorithms, including pre-stack depth, beam, and reverse time migration have allowed the industry to better distinguish hydrocarbon traps and identify previously unknown prospects. Specifically, advanced processing techniques improve the definition of the seismic data from a scale of time to a scale of depth, thus correctly locating the images in three dimensions. Our technical team has significant experience utilizing advanced seismic image processing techniques in our core area, and we apply the industry’s most advanced noise reduction technology to generate clearer images.

Industry leading position in our core area. We have licensed 2.2 million acres of 3D seismic data which covers over 440 OCS Federal lease blocks on the highly prolific Louisiana outer shelf, offshore Gulf of Mexico. We believe the proprietary and state-of-the-art reprocessing of our licensed 3-D seismic data, along with our proprietary and leading-edge geologic depositional reservoir sand and petroleum trapping models, gives us an advantage in assembling a high-quality drilling portfolio in our core area. We continuously work to identify additional leasing opportunities to further enhance our drilling portfolio.

Technical Strategy

We believe that a major obstacle to identifying potential hydrocarbon accumulations globally has been the inability of seismic technology to accurately image deeper geologic formations because of overlying massive, extensive, and complex salt bodies. Large and thick laterally extensive subsurface salt layers highly distort the seismic ray paths traveling through them, which often has led to misinterpretation of the underlying geology and the potential major accumulations of oil and gas. We believe the opportunity exists for a technology-driven company to extensively apply advanced seismic acquisition and processing technologies, with the goal of achieving attractive commercial discovery rates for exploratory wells, and their subsequent appraisal and development, potentially having a very positive impact on returns on invested capital. These tools and techniques have been proven to be effective in deep water exploration and production worldwide, and we are using them to drill targets below the salt bodies in an area of the shallower waters of the GOM where industry activity has largely been absent for over 20 years. In fact, GulfSlope management led the early industry teams in their successful efforts to discover and develop five new fields below the extensive salt bodies in our core area during the 1990’s, which have produced over 125 million barrels of oil equivalent.

Our technical approach to exploration and development is to deploy a team of highly experienced geo-scientists who have current and extensive understanding of the geology and geophysics of the petroleum system within our core area, thereby decreasing the traditional timing and execution risks of advancing up a learning curve. For data licensing, re-processing and interpretation, our technical staff has prioritized specific geographic areas within our 2.2 million acres of seismic coverage, with the goal to optimize initial capital outlays.

Modern 3-D seismic datasets with acquisition parameters that are optimal for improved imaging at multiple depths are readily available in many of these sub-basins across our core area, and they can be licensed on commercially reasonable terms. The application of state-of-the-art seismic imaging technology is necessary to optimize delineation of prospective structures and to detect the presence of hydrocarbon-charged reservoirs below many complex salt bodies. An example of such a seismic technology is reverse time migration, which we believe to be the most accurate, fastest, and yet affordable, seismic imaging technology for critical depth imaging available today.

Lease and Acquisition Strategy

Our prospect identification and analytical strategy is based on a thorough understanding of the geologic trends within our core area. Exploration efforts have been focused in areas where lease acquisition opportunities are readily available. We entered into two master 3-D license agreements, together covering approximately 2.2 million acres and we have completed advanced processing on select areas within this licensed seismic area exceeding one million acres. We can expand this coverage and perform further advanced processing, both with currently licensed seismic data and seismic data to be acquired. We have sought to acquire and reprocess the highest resolution data available in the potential prospect’s direct vicinity. This includes advanced imaging information to further our understanding of a particular reservoir’s characteristics, including both trapping mechanics and fluid migration patterns. Reprocessing is accomplished through a series of model building steps that incorporate the geometry of the geology to optimize the final image. Our integration of existing geologic understanding and enhanced seismic processing and interpretation provides us with unique insights and perspectives on existing producing areas and especially underexplored formations below and adjacent to salt bodies that are highly prospective for hydrocarbon production.

We currently hold seven leases that comprise five prospects and we intend to evaluate additional potential sources for growth opportunities with companies that hold active leases in our core area. Our leases have a five-year primary term, expiring in 2020, 2022 and 2023. BOEM’s regulatory framework provides multiple options for leaseholders to apply to receive extensions of lease terms under specified conditions. GulfSlope is exploring all options contained in BOEM’s regulatory framework. Additional prospective acreage can be obtained through lease sales, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic licensing, acquisition, processing, and/or interpretation may become highly advantageous, in order to more precisely define the most optimal drillable location(s), particularly for development of discoveries.

We continue to evaluate potential producing property acquisitions in the offshore GOM, taking advantage of our highly specialized subsurface and engineering capabilities, knowledge, and expertise to identify attractive opportunities. Any merger or acquisition is likely to be financed through a combination of debt and equity.

Drilling and other Exploratory and Development Strategies

With our success in the leasing of our targeted prospects, our plan has been to partner with other entities which could include oil and gas companies and/or financial investors. Our goal is to diversify risk and minimize capital exposure to exploration drilling costs. We expect a portion of our exploration costs to be paid by our partners through these transactions, in return for our previous investment in prospect generation and delivery of an identified prospect on acreage we control. Such arrangements are a commonly accepted industry method of proportionately recouping pre-drill cost outlays for seismic, land, and associated interpretation expenses. We cannot assure you, however, that we will be able to enter into any such arrangements on satisfactory terms. In any drilling, we expect that our retained working interest will be adjusted based upon factors such as geologic risk and well cost. Early monetization of a discovered asset or a portion of a discovered asset is an option for the Company as a means to fund development or additional exploration projects as an alternative to potential equity or debt offerings. However, if a reasonable value were not received from the market at the discovery stage, then we may elect to retain (subject to lease terms) the discovery asset undeveloped, until a reasonable offer is received in line with our perceived market value, or we may elect to seek development partners on a promoted basis in order to substantially reduce capital development requirements. We will also evaluate and seek to acquire producing properties that have a strategic relationship to our core area.

Current Operations

The Company is currently conducting pre-drill operations on two prospects and we anticipate spudding one well in late 2019. The Company continues to be active in the evaluation of potential mergers and acquisitions that it deems to be attractive opportunities. Any such merger or acquisition is likely to be financed through a combination of debt and equity.

On January 8, 2018, the Company signed comprehensive documents related to partnering with Delek and Texas South to participate in the drilling of nine currently leased prospects. The initial phase (Phase I) consists of a commitment to drill the Canoe Prospect (VR378) and the Tau Prospect (SS336 and SS351). The Company commenced drilling operations at the Canoe prospect in August 2018. The well completed drilling in August 2018 and based on Logging-While-Drilling (LWD) and Isotube analysis of hydrocarbon samples, oil sands were encountered in the northwest center of the block. The well was drilled to a total of 5,765 feet measured depth (5,700 feet true vertical depth) and encountered no problems while drilling. A full integration of the well information and seismic data is being performed for further evaluation of the shallow potential of the wellbore and the block, and to define commerciality of these oil pays. The well was temporarily abandoned, and multiple open hole plugs were set across several intervals. The well is equipped with a mud-line suspension system for possible future re-entry. A deeper subsalt prospect on the Canoe lease block, for which the block was originally leased, is drill-ready, due to further seismic enhancement.

The Tau Prospect is located approximately six miles northeast of the Mahogany Field, discovered in 1993. The Mahogany Field is recognized as the first commercial discovery below allocthonous salt in the Gulf of Mexico. The Tau Prospect is defined by mapping of 3D seismic reprocessed by RTM methods. Drilling operations on the Tau subsalt prospect commenced in September 2018. The wellbore is designed to test multiple Miocene horizons trapped against a well-defined salt flank, including equivalent reservoir sands discovered and developed at the nearby Mahogany Field. The surface location for Tau is located in 305 feet of water. In January 2019, the Tau well experienced an underground control of well event and as a result, we filed an insurance claim with its insurance underwriters for a net amount of approximately $10.8 million for 100% working interest. The insurance claim was subsequently approved. On May 13, 2019, GulfSlope announced the Tau well was drilled to a measured depth of 15,254 feet, as compared to the originally permitted 29,857 foot measured depth. Producible hydrocarbon zones were not established to the current depth, but hydrocarbon shows were encountered. Complex geomechanical conditions required two by-pass wellbores, one sidetrack wellbore, and eight casing strings to reach the current depth. Equipment limitations prevent further drilling at this time. In addition, the drilling rig had contractual obligations related to another operator. Due to these factors, the Company has elected to temporarily abandon this well in a manner that would allow for re-entry at a later time. The Company is currently evaluating various options related to future operations in this wellbore and testing of the deeper Tau prospect.

The Company has completed the shallow hazard seismic survey for a third planned well and the detailed engineering and permitting process for the drilling of that well. The exploration plan for this well was approved by BOEM in July 2019.

The Company has incurred accumulated losses for the period from inception to June 30, 2019, of approximately $54.6 million, and has a negative working capital of $20.6 million for the nine months ended June 30, 2019. For the nine months ended June 30, 2019, the Company has generated losses of $12.7 million and negative cash flows from operations of $7 million. Further losses are anticipated in developing its business. As a result, there exists substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2019, the Company had approximately $2.3 million of unrestricted cash on hand, $2.0 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $10  million to meet its obligations and planned expenditures through September 2020. The $10 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $11.6 million of current principal and interest as of June 30, 2019. These expenditures include the Company’s drilling costs, lease rentals to the BOEM, general and administrative expenses, and costs associated with seismic acquisition and processing. The Company plans to finance the Company through best-efforts equity and/or debt financings and farm-out agreements. The Company also plans to extend the agreements associated with loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. Though, it is uncertain as to whether the Company will be able to successfully implement these plans or that acceptable financing terms will be obtained. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Accounting Policies

The Company uses the full cost method of accounting for its oil and natural gas exploration and development activities. Under the full cost method of accounting, all costs associated with successful and unsuccessful exploration and development activities are capitalized on a country-by-country basis into a single cost center (“full cost pool”). Such costs include property acquisition costs, geological and geophysical (“G&G”) costs, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities. Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

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

As of June 30, 2019, the Company’s oil and gas properties consisted of wells in process, capitalized exploration and acquisition costs for unproved properties and no proved reserves.

Property and equipment are carried at cost. We assess the carrying value of our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

There has been no change to our critical accounting policies as included in our annual report on Form 10-K as of September 30, 2018, which was filed with the Securities and Exchange Commission on December 31, 2018.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

There was no revenue during the three months ended June 30, 2019 and June 30, 2018. We incurred approximately $4.3 million of impairment of oil and natural gas properties for the three months ended June 30, 2019 and zero for the three months ended June 30, 2018. This is due to the expiration of oil and gas leases for the three months ended June 30, 2019. General and administrative expenses were $0.4 million for the three months ended June 30, 2019, compared to approximately $0.8 million for the three months ended June 30, 2018. This decrease in expense is primarily due to a decrease in stock compensation expense. Interest expense was $2.1 million for the three months ended June 30, 2019 compared to $0.2 million for the three months ended June 30, 2018, primarily due to the day one charge of approximately $1.7 million of interest as the derivative fair value relating to the convertible notes exceeded the proceeds for the three months ended June 30, 2019. For the three months ended June 30, 2019 there was a loss of $0.1 million for a derivative financial instrument, compared to zero for the three months ended June 30, 2018.

Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018

There was no revenue during the nine months ended June 30, 2019 and June 30, 2018. We incurred approximately $4.3 million of impairment of oil and natural gas properties for the nine months ended June 30, 2019 and zero for the nine months ended June 30, 2018, resulting from the expiration of oil and gas leases during the period ended June 30, 2019. General and administrative expenses were approximately $1.0 million for the nine months ended June 30, 2018, compared to approximately $1.2 million for the nine months ended June 30, 2018. This decrease was primarily due to a decrease in stock compensation expense of approximately $0.3 million. Interest expense was $2.3 million for the nine months ended June 30, 2019 compared to $0.7 million for the nine months ended June 30, 2018. This increase was primarily due to interest resulting from the day one charge of approximately $1.7 million of interest as the derivative fair value relating to the convertible notes exceeded the proceeds for the nine months ended June 30, 2019 compared to June 30, 2018. Loss on debt extinguishment was approximately $5.1 million for the nine months ended June 30, 2019 and approximately $0.2 million for the nine months ended June 30, 2018. This increase was primarily due to a loan and subsequent warrant exercise resulting in loan extinguishment and the loss on debt extinguishment. Loss on derivative financial instrument was $0.01 million and zero for the nine months ended June 30, 2019.

Liquidity and Capital Resources

The Company has incurred accumulated losses for the period from inception to June 30, 2019, of approximately $54.6 million, and has a negative working capital of $20.6 million. For the nine months ended June 30, 2019, the Company has generated losses of $12.7 million and negative cash flows from operations of $7 million. As of June 30, 2019, we had $2.3 million of cash on hand, $2.0 million of this amount is for joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through September 2020. The $10 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $11.6 million of current principal and interest as of June 30, 2019. The Company plans to finance its operations through the issuance of equity and debt financings. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended June 30, 2019, the Company used approximately $7.0  million of net cash in operating activities, compared with approximately $2.7 million of net cash received in operating activities for the nine months ended June 30, 2018, due to approximately $4.1 million decrease in deposits and an $11.5 million increase in receivables and a $8.8 million increase in accounts  payable and accrued liabilities. For the nine months ended June 30, 2019 we used approximately $9.1 million of cash in investing activities compared with approximately $2.1 million of cash received in investing activities for the nine months ended June 30, 2018, primarily due to a $9.8 million investment in oil and gas properties for the nine months ended June 30, 2019 and approximately $2.9 million received for sale of working interest and offset by approximately $0.8 million investment in oil and gas properties for the nine months ended June 30, 2018. For the nine months ended June 30, 2019 we received approximately $12.8 million of net cash from financing activities, compared with approximately $0.1 million received in financing activities for the nine months ended June 30, 2018. This increase is due to loan proceeds received during the nine months ended June 30, 2019.

We will need to raise additional funds to cover expenditures planned after September 2019, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third-party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations, or the Company would need to sell assets or consider alternative plans up to and including restructuring.

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

At June 30, 2019 we had approximately $12.3 million of fixed-rate debt outstanding. All fixed-rate debt has a weighted average interest rate of 5.58%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

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

As noted in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, the design and operating effectiveness of our controls were inadequate to ensure that all complex accounting matters are properly accounted for and reviewed in a timely manner. As a result, we failed to accurately record interest on an interest bearing payable and failed to accurately identify and value a fair value financial instrument issued in settlement of a liability. These errors are a result of insufficient control activities related to the review and monitoring of Company contracts to ensure the proper accounting for such contracts. In connection with the restatement of our condensed financial statements, as of March 31, 2019, we identified an additional material weakness in our internal control over financial reporting. This additional material weakness is due to a lack of effective controls over the valuation of accounts receivable which resulted in a material error in the financial statements. Ongoing remediation efforts are being implemented.

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

Changes in Internal Control Over Financial Reporting

Management has developed a contract review process, increased the use of external consultants and is investigating expansion of the accounting department in its ongoing remediation efforts of the material weaknesses reported by management in our Annual Report on Form 10-K and prior quarter Form 10-Q/A. Other than the ongoing remediation efforts, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

Item 1A. Risk Factors

In addition to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended September 30, 2018, which was filed with the Securities and Exchange Commission on December 31, 2018, we have added the following risk factor:

If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. In our annual report for the year ended September 30, 2018, we identified and disclosed material weaknesses related to the failure to record interest on an interest bearing payable and failure to accurately value a fair value financial instrument issued in settlement of a liability. These errors are a result of insufficient control activities related to the review and monitoring of Company contracts to ensure the proper accounting for such contracts. In an attempt to remediate the material weaknesses, we have made significant advancements to our processes and internal controls surrounding non-routine and complex arrangements to strengthen our financial reporting processes.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2019, the Company issued approximately 2.8 million shares of restricted stock for the exercise of warrants.

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

