Form 10-K
period 2019-09-30
GULFSLOPE ENERGY, INC.
filed 2019-12-30
CIK 1341726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2019

or

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

(281) 918-4100

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001	GSPE	OTCQB

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

The market value of the voting stock held by non-affiliates was $46,424,568 based on 635,952,993 shares held by non-affiliates. These computations are based upon the closing sales price of $0.073 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) on March 31, 2019.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of December 27, 2019
Common Stock, $0.001 par value per share	1,148,609,520

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

  ITEM 1. BUSINESS

Business Development

General

GulfSlope Energy, Inc. is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico federal waters. We are a technically driven company and we use our licensed 2.2 million acres of advanced three-dimensional (3-D) seismic data to identify, evaluate, and acquire assets with attractive economic profiles. GulfSlope Energy commenced commercial operations in March 2013. GulfSlope Energy was originally organized as a Utah corporation in 2004 and became a Delaware corporation in 2012.

We have focused our operations in the Gulf of Mexico because we believe this area provides us with favorable geologic and economic conditions, including multiple reservoir formations, comprehensive geologic databases, extensive infrastructure, relatively favorable royalty regime, and an attractive acquisition market and because our management and technical teams have significant experience and technical expertise in this geologic province. Additionally, we licensed 2.2 million acres of advanced three-dimensional (3D) seismic data, a significant portion of which has been enhanced by new, state-of-the-art reprocessing and noise attenuation techniques including reverse time migration depth imaging. We have used our broad regional seismic database and our reprocessing efforts to generate and highgrade an inventory of high-quality prospects. The use of our extensive seismic database, coupled with our ability, knowledge, and expertise to effectively reprocess this seismic data, allows us to further optimize our drilling program and to effectively evaluate acquisition and joint venture opportunities. We consistently assess our prospect inventory in order to deploy capital as efficiently as possible.

Competitive Advantages

Experienced management. Our management has significant experience in finding and developing oil and natural gas. Our team has a track record of discovering and developing multi-billion dollar projects worldwide. Our management team has been successful in exploring, discovering, and developing oil and natural gas. We deployed a technical team with over 150 years of combined industry experience exploring for and developing oil and natural gas in the development and execution of our technical strategy. We believe the application of advanced geophysical techniques on a specific geographic area with unique geologic features such as conventional reservoirs whose trapping configurations have been obscured by overlying salt layers provides us with a competitive advantage.

Advanced seismic image processing. Commercial improvements in 3-D seismic data imaging and the development of advanced processing algorithms, including pre-stack depth, beam, and reverse time migration have allowed the industry to better distinguish hydrocarbon traps and identify previously unknown prospects. Specifically, advanced processing techniques improve the definition of the seismic data from a scale of time to a scale of depth, thus correctly locating the images in three dimensions. Our technical team has significant experience utilizing advanced seismic image processing techniques in our core area, and we have applied advanced noise reduction technology to generate clearer images.

Industry leading position in our core area. We have licensed 2.2 million acres of 3D seismic data which covers over 440 OCS Federal lease blocks on the highly prolific Louisiana outer shelf, offshore Gulf of Mexico. We believe the proprietary and state-of-the-art reprocessing of our licensed 3-D seismic data, along with our proprietary and leading-edge geologic depositional and petroleum trapping models, gives us an advantage in identifying and high grading opportunities in our core area. We have continuously worked to identify additional leasing opportunities to further enhance our drilling portfolio.

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

Modern 3-D seismic datasets with acquisition parameters that are optimal for improved imaging at multiple depths are readily available in many of these sub-basins across our core area, and can be licensed on commercially reasonable terms. Critical to the technical success is the application of the newest state-of-the-art seismic imaging technology available, in order to optimize delineation of prospective structures and to detect the presence of hydrocarbon-charged reservoirs below many complex salt bodies geologic features. An example of such a seismic technology is reverse time migration, which we believe to be the most accurate, fastest, and yet affordable, seismic imaging technology for critical depth imaging available today.

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

We currently hold seven leases that comprise four prospects and we will evaluate additional potential sources for growth opportunities with companies that hold active leases in our core area. Our original leases have a five-year primary term, expiring in 2020, 2022 and 2023. BOEM’s regulatory framework provides multiple options for leaseholders to apply to receive extensions of lease terms under specified conditions. GulfSlope is exploring all options contained in BOEM’s regulatory framework. Additional prospective acreage can be obtained through lease sales, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic licensing, acquisition, processing, and/or interpretation may become highly advantageous, in order to more precisely define the most optimal drillable location(s), particularly for development of discoveries.

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

Oil and natural gas prices can have a significant impact on the commercial feasibility of a project. Certain projects may become feasible with higher prices or, conversely, may falter with lower prices. Volatility in the price of oil, natural gas and other commodities has increased and is likely to continue in the future. Beginning in late 2014, a significant decline in oil prices occurred, the decline continued into 2016, with oil prices subsequently stabilizing between $50/bbl and $60/bbl, although there has been additional volatility since 2017 with prices ranging from a low of near $45/bbl to a high of more than $70/bbl. This volatility complicates the assessment of the commercial viability of many oil and gas projects. Most governments have enforced strict regulations to uphold high standards of environmental awareness; thus, holding companies to a high degree of responsibility vis-а-vis protecting the environment. Aside from such environmental factors, oil and natural gas drilling is often conducted near populated areas. For a company to be successful in its drilling endeavors, working relationships with local communities are crucial to promote business strategies and to avoid the repercussions of disputes that might arise over local business operations. At this time, the Company does not have any production or proved oil or natural gas reserves.

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

Safe Drinking Water Act. The Safe Drinking Water Act and comparable state statutes may restrict the disposal, treatment or release of water produced or used during oil and gas development. Subsurface emplacement of fluids (including disposal wells or enhanced oil recovery) is governed by federal or state regulatory authorities that in some cases, includes the state oil and gas regulatory authority or the state’s environmental authority. These regulations may increase the costs of compliance.

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

General

Our address is 1331 Lamar St., Suite 1665, Houston, Texas 77010, and our telephone number is (281) 918-4100. Our web site is www.gulfslope.com. You may access and read our SEC filings through the SEC’s web site (http:www.sec.gov). This site contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC.

 ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

 ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

 ITEM 2. PROPERTIES

For a discussion of our oil and gas properties, see Item 1. Business.

We lease approximately 5,000 square feet of office space at our corporate headquarters at 1331 Lamar St., Suite 1665, Houston, Texas 77010. We own office equipment, office furniture, and computer equipment.

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

Holders

The number of record holders of the Company’s common stock, as of December 27, 2019, is approximately 188.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to the equity compensation plans available to directors, officers, certain employees and certain consultants of the Company at September 30, 2019.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding stock options (1)	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	104,500,000	$0.0605	61,470,000
Equity compensation plans not approved by security holders	—	—	—
Total	104,500,000		61,470,000

(1)	This column reflects the maximum number of shares of our common stock subject to stock option awards granted as Inducement Shares or under the 2014 and 2018 Omnibus Incentive Plans vested and unvested.
(2)	This column reflects the total number of shares of our common stock remaining available for issuance under the 2014 and 2018 Omnibus Incentive Plans.

Recent Sales of Unregistered Securities

In December 2019, the Company issued approximately 38.4 million shares of restricted common stock in settlement of a liability.

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

Overview

GulfSlope Energy, Inc. is an independent oil and natural gas exploration and production company whose interests are concentrated in the United States, Gulf of Mexico federal waters offshore Louisiana in 450 feet or less of water depth. The Company has under lease seven federal Outer Continental Shelf blocks (referred to as “leases” in this report) and licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration. Approximately half this data has been reprocessed utilizing Reverse Time Migration (RTM) to more accurately define the imaging below salt. Since March 2013, we have been singularly focused on identifying high-potential oil and natural gas prospects located on the shelf in the U.S. GOM. We have evaluated this 3-D seismic data using advanced interpretation technologies. As a result of these analyses, we have identified and acquired leases on multiple prospects that we believe may contain economically recoverable hydrocarbon deposits, and we plan to continue to conduct more refined analyses of our prospects as well as target additional lease and property acquisitions. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns. Recent actions of the Bureau of Ocean Energy Management (“BOEM”) have reduced the royalty rate for leases acquired in future lease sales in water depths of less than 200 meters (approximately 656 feet) from 18.75% to 12.5%, which further enhances the economics for the drilling of any leases acquired after August 2017 in these water depths. This reduced royalty applies to three of the Company’s leases.

The Company has invested significant technical person hours in the reprocessing and interpretation of seismic data. We believe the proprietary reprocessing and interpretation and the contiguous nature of our licensed 3-D seismic data gives us an advantage over other exploration and production (“E&P”) companies operating in our core area.

We have historically operated our business with working capital deficits and these deficits have been funded by equity investments and loans from management. As of September 30, 2019, we had $1.1 million of cash on hand, $0.6 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures through December 2020. The Company plans to finance its operations through the issuance of equity and/or debt financings. There are no assurances that financing will be available with acceptable terms, if at all.

Current Operations

The Company is currently conducting pre-drill operations on two prospects and we anticipate spudding one well in early 2020. The Company continues to be active in the evaluation of potential mergers and acquisitions that it deems to be attractive opportunities. Any such merger or acquisition is likely to be financed through a combination of debt and equity.

On January 8, 2018, the Company signed comprehensive documents related to partnering with Delek GOM Investments, LLC (“Delek”) and Texas South Energy, Inc. (“Texas South”) to participate in the drilling of nine currently leased prospects. The initial phase (Phase I) consists of a commitment to drill the Canoe Prospect (VR378) and the Tau Prospect (SS336 and SS351). The Company commenced drilling operations at the Canoe prospect in August 2018. The well completed drilling in August 2018 and based on Logging-While-Drilling (LWD) and Isotube analysis of hydrocarbon samples, oil sands were encountered in the northwest center of the block. The well was drilled to a total of 5,765 feet measured depth (5,700 feet true vertical depth) and encountered no problems while drilling. A full integration of the well information and seismic data is being performed for further evaluation of the shallow potential of the wellbore and the block, and to define commerciality of these oil pays. Multiple open hole plugs were set across several intervals and the well is equipped with a mud-line suspension system for possible future re-entry. A deeper subsalt prospect exists on the Canoe lease block, for which the block was originally leased.

The Tau Prospect is located approximately six miles northeast of the Mahogany Field, discovered in 1993. The Mahogany Field is recognized as the first commercial discovery below allochthonous salt in the Gulf of Mexico. The Tau Prospect is defined by mapping of 3D seismic reprocessed by RTM methods. Drilling operations on the Tau subsalt prospect commenced in September 2018. The wellbore was designed to test multiple Miocene horizons trapped against a well-defined salt flank, including equivalent reservoir sands discovered and developed at the nearby Mahogany Field. The surface location for Tau was located in 305 feet of water. Drilling was completed in May 2019. In January 2019, the Tau well experienced an underground control of well event and as a result, an insurance claim was filed with its insurance underwriters for a net amount of approximately $10.8 million for 100% working interest. The insurance claim was subsequently approved and all insurance proceeds have been received. On May 13, 2019, GulfSlope announced the Tau well was drilled to a measured depth of 15,254 feet, as compared to the originally permitted 29,857 feet measured depth. Producible hydrocarbon zones were not established to the current depth, but hydrocarbon shows were encountered. Complex geomechanical conditions required two by-pass wellbores, one sidetrack wellbore, and eight casing strings to reach the current depth. Equipment limitations prevented further drilling and the drilling rig had contractual obligations related to another operator. The Company elected to abandon this well in a manner that would allow for re-entry at a later time. The Company is currently evaluating various options related to future operations in this wellbore and testing of the deeper Tau prospect.

The Company has incurred accumulated losses for the period from inception to September 30, 2019, of approximately $55.6 million, and has a net capital deficiency. Further losses are anticipated in developing its business. As a result, there exists substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2019, the Company had approximately $1.1 million of cash on hand, $0.6 million of this amount is for the payment of joint payables from drilling operations. Our current capital on hand is insufficient to enable us to execute our business strategy beyond December 2019. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures through December 2020. These expenditures include the Company’s drilling costs, lease rentals to the BOEM, general and administrative expenses, and costs associated with seismic acquisition and processing. The Company plans to finance the Company through best-efforts equity and/or debt financings and farm-out agreements. The Company also plans to extend the agreements associated with loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There can be no assurance that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail or cease operations or the Company would need to sell assets or consider alternative plans up to and including restructuring.

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

As of September 30, 2019, the Company’s oil and gas properties consisted of two wells in process, capitalized exploration and acquisition costs for unproved properties and no proved reserves. The Company incurred approximately $6 million of impairment of oil and natural gas properties for the year ended September 30, 2019 resulting from the expiration of oil and natural gas leases.

Factors Affecting Comparability of Future Results

Success in Acquiring Oil and Gas Leases or Prospects. As a result of our 3-D seismic imaging and reprocessing, we currently hold seven lease blocks in the U.S. Gulf of Mexico, which we believe may potentially contain economically recoverable reserves.

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

Results of Operations for the Year Ended September 30, 2019 compared to September 30, 2018

We had no sales during the year ended September 30, 2019 and September 30, 2018. Impairment of oil and gas properties and capitalized exploration costs for the year ended September 30, 2019 was $6.0 million and zero for the year ended September 30, 2018. The increase of approximately $6.0 million of impairment costs was primarily due to the expiration of seven leases blocks, resulting in the write off of all the related costs. General and administrative expenses were approximately $1.5 million for the year ended September 30, 2019 compared to approximately $1.2 million for the year ended September 30, 2018. This increase in general and administrative expenses of approximately $0.3 million was primarily due to an increase in consulting, accounting and legal fees. Interest expense was approximately $1.8 million for the year ended September 30, 2019 net of approximately $1.1 million of interest expense capitalized to unevaluated oil and natural gas properties, as compared to $0.8 million for the year ended September 30, 2018. The increase is primarily due to the day one charge of approximately $1.7 million of interest as the derivative fair value of the warrants relating to convertible notes exceeded the proceeds received as well as debt discount amortization. Loss on extinguishment of debt was approximately $5.1 million for the year ended September 30. 2019 compare to approximately $0.1 million for the year ended September 30, 2018. This increase was primarily due to a loan and subsequent warrant exercise resulting in loan extinguishment and loss on debt extinguishment. Gain on derivative financial instrument was $0.6 million for the year ended September 30, 2019 compared to a loss of approximately $0.5 million for the year ended September 30, 2018.

We had a net loss of approximately $13.7 million for the year ended September 30, 2019, compared to a net loss of $2.6 million for the year ended September 30, 2018. The increase in net loss of approximately $11.1 million was primarily attributable to the aforementioned $6.0 million increase in impairment of oil and natural gas properties and the approximately $5.1 million loss on extinguishment of debt.

The basic loss per share for the year ended September 30, 2019 was $0.01, compared to a net loss per share of $0.00 for the year ended September 30, 2018.

For the year ended September 30, 2019, cash used in operating activities totaled $6.4 million compared to $4.9 million provided in operating activities in fiscal 2018. The decrease in cash provided by operating activities is primarily due to the increase of accounts receivable and decrease in deposits from the joint interest owners offset by an increase in accounts payable.

For the year ended September 30, 2019, cash used by investing activities was $10.6 million compared to $0.7 million provided in investing activities in fiscal 2018. Spending for exploration wells in process was $9.5 million higher than in fiscal 2018. Proceeds from the sale of working interests was $2.9 million lower than in fiscal 2018.

For the year ended September 30, 2019, cash provided by financing activities was $12.5 million compared to $.05 million for the year ended September 30, 2018. The increase is due to an increase of net proceeds from convertible promissory notes and warrants of $12.7 million offset by payments on note payable of $0.14 million compared to convertible promissory note proceeds of $0.2 million offset by $0.16 million of payments on notes payable for fiscal 2018.

As of September 30, 2019, the Company’s cash balance was $1.1 million compared to a cash balance of $5.6 million as of September 30, 2018. The Company’s fiscal 2019 cash decrease of approximately $4.5 million was primarily due to its net cash used in operating activities of $6.4 million, cash used in investing activities of $10.6 million and cash provided by financing activities of approximately $12.5 million.

Liquidity and Capital Resources

The Company has incurred accumulated losses for the period from inception to September 30, 2019, of approximately $55.6 million, and has a negative working capital of $21.3 million. For the year ended September 30, 2019, the Company has generated losses of $13.7 million and negative cash flows from operations of $7 million. As of September 30, 2019, we had $1.1 million of cash on hand, $0.6 million of this amount is for joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through December 2020. The $10 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $15.0 million of current principal and interest as of September 30, 2019. The Company plans to finance its operations through the issuance of equity and debt financings. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the year ended September 30, 2019, the Company used approximately $7.0 million of net cash in operating activities, compared with approximately $4.9 million of net cash received in operating activities for the year ended September 30, 2018, due to approximately $4.1 million decrease in deposits and a $5.8 million increase in receivables and a $4.1 million increase in accounts payable and accrued liabilities. For the year ended September 30, 2019, we used approximately $10.6 million of cash in investing activities compared with approximately $0.7 million of cash received in investing activities for the year ended September 30, 2018, primarily due to a $11.4 million investment in oil and gas properties for the year ended September 30, 2019 and approximately $2.9 million received for sale of working interest and offset by approximately $1.9 million investment in oil and gas properties for the year ended September 30, 2018. For the year ended September 30, 2019, we received approximately $13.1 million of net cash from financing activities, compared with approximately $0.1 million received in financing activities for year ended September 30, 2018. This increase is due to loan proceeds received during the year ended September 30, 2019.

We will need to raise additional funds to cover expenditures planned for early 2020, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third-party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations, or the Company would need to sell assets or consider alternative plans up to and including restructuring

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2019.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted and the Company adopted this new standard effective January 1, 2019 with no material impact to stock compensation issued to non-employees during the year ended September 30, 2019.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GulfSlope Energy, Inc.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

GulfSlope Energy, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GulfSlope Energy, Inc. (the “Company”) as of September 30, 2019, the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pannell Kerr Forster of Texas, P.C.

We served as the Company’s auditor since November 2019.

Houston, Texas

December 30, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

GulfSlope Energy, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GulfSlope Energy, Inc. (the “Company”) as of September 30, 2018, the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor from 2016 to 2019.

Salt Lake City, Utah

December 31, 2018

GulfSlope Energy, Inc.

BALANCE SHEETS

	As of September 30,
	2019	2018
Assets
Current Assets
Cash	$1,138,919	$5,621,814
Accounts Receivable, Net	8,493,308	6,286,796
Prepaid Expenses and Other Current Assets	137,173	32,042
Total Current Assets	9,769,400	11,940,652
Property and Equipment, net of depreciation	13,014	14,786
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	17,338,978	8,112,784
Other Non-Current Assets	3,662,231	24,785
Total Non-Current Assets	21,014,223	8,152,355
Total Assets	$30,783,623	$20,093,007

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$12,747,382	$7,591,236
Deposits from Joint Interest Owners	—	4,078,786
Related Party Payable	365,904	306,386
Accrued Interest Payable	2,282,217	1,732,239
Accrued Liabilities and Other Payables	1,949,360	268,862
Loans from Related Parties	8,725,500	9,084,500
Notes Payable	267,000	—
Promissory Notes Payable	1,197,966	135,000
Derivative Financial Instruments	3,534,456	271,710
Funds Received from Capital Raise	—	965,800
Other	42,746	44,723
Total Current Liabilities	31,112,531	24,479,242
Total Liabilities	31,112,531	24,479,242
Commitments and Contingencies (Note 11)
Stockholders’ Deficit
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares, none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000,000 as of September 30, 2019 and 2018; issued and outstanding 1,092,266,844 and 832,013,272, as of September 30, 2019 and 2018, respectively	1,092,266	832,013
Additional Paid-in Capital	54,160,836	36,640,009
Accumulated Deficit	(55,582,010)	(41,858,257)
Total Stockholders’ Deficit	(328,908)	(4,386,235)
Total Liabilities and Stockholders’ Deficit	$30,783,623	$20,093,007

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF OPERATIONS

	For the Years ended September 30,
	2019	2018
Revenues	$—	$—
Operating Expenses:
Impairment of Oil and Natural Gas Properties	6,000,517	—
General and Administrative Expenses	1,472,729	1,220,247
Net Loss from Operations	(7,473,246)	(1,220,247)
Other Income (Expense):
Interest Expense, net	(1,828,489)	(780,513)
Interest Income	76,469	27,312
Loss on Debt Extinguishment	(5,099,340)	(136,827)
Gain (Loss) on Derivative Financial Instrument	600,853	(526,459)
Net Loss Before Income Taxes	(13,723,753)	(2,636,734)
Income Taxes	—	—
Net Loss	$(13,723,753)	$(2,636,734)
Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	983,454,724	768,365,759

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2019 and 2018

			Additional		Net
	Common		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2017	692,196,625	$692,196	$27,212,577	$(39,221,523)	$(11,316,750)
Common stock issued for services	84,348,985	84,349	5,122,404	—	5,206,753
Amortization of employee stock options	—	—	1,857,531	—	1,857,531
Value of beneficial conversion feature in conjunction with convertible promissory notes	—	—	103,519	—	103,519
Value of warrants issued in conjunction with convertible promissory notes	—	—	47,387	—	47,387
Common stock issued for convertible promissory notes	2,000,000	2,000	47,093	—	49,093
Common stock issued for conversion of convertible promissory notes plus accrued interest	41,850,996	41,851	924,474	—	966,325
Common stock issued for warrants exercised	416,666	417	12,083	—	12,500
Common stock issued to settle debt	11,200,000	11,200	1,095,800	—	1,107,000
Value of warrants issued in conjunction with Bridge Note extensions	—	—	217,141	—	217,141
Net loss	—	—	—	(2,636,734)	(2, 636,734)
Balance at September 30, 2018	832,013,272	832,013	36,640,009	(41,858,257)	(4, 386,235)
Amortization of employee stock options	—	—	1,629,333	—	1,629,333
Value of warrants issued in conjunction with term loans, net of capital costs	—	—	5,090,470	—	5,090,470
Common stock and warrants issued in capital raise	19,325,000	19,325	946,925	—	966,250
Value of warrants issued in conjunction with Bridge Note extensions	—	—	152,078	—	152,078
Common stock issued for warrants exercised in exchange for extinguishment of term loans, net of capital costs	238,095,238	238,095	9,685,746	—	9,923,841
Common stock issued for exercise of Bridge Note warrants	2,833,334	2,833	82,167	—	85,000
Common stock registration costs	—	—	(65,892)	—	(65,892)
Net loss	—	—	—	(13,723,753)	(13,723,753)
Balance at September 30, 2019	1,092,266,844	$1,092,266	$54,160,836	$(55,582,010)	$(328,908)

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES
Net Loss	$(13,723,753)	$(2,636,734)
Adjustments to Reconcile Net Loss to Cash Provided by (Used in) Operating Activities:
Impairment of Oil and Natural Gas Properties	6,000,517	—
Depreciation	5,619	4,724
Debt Discount Amortization	625,919	254,501
Capitalization of Interest Expense	(1,109,823)	—
Loss Recorded to Interest Expense Related to Warrant Derivative Associated with the Issuance of Convertible Notes	1,758,073	—
Loss on Asset Retirement	3,835	—
Loss on Debt Extinguishment	5,099,340	526,459
Stock Based Compensation	744,945	1,036,654
Stock Issued for Services	—	503,076
Change in fair value of Derivatives	(600,853)	136,827
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(5,843,958)	(6,286,796)
(Increase) Decrease in Prepaid Expenses and Other Current Assets	41,179	146,488
Increase (Decrease) in Deposits from Joint Interest Owners	(4,078,786)	4,078,786
Increase (Decrease) in Accounts Payable	4,065,384	5,914,705
Increase (Decrease) in Related Party Payable	59,518	7,928
Increase (Decrease) in Accrued Interest Payable	549,978	520,375
Increase (Decrease) in Accrued Liabilities and Other Payables	—	633,865
Increase (Decrease) in Other Assets/Liabilities, net	(1,978)	44,723
Net Cash Provided by (Used in) Operating Activities	(6,404,844)	4,885,581

INVESTING ACTIVITIES
Leases Purchased / Lease Rentals Paid	(61,629)	(280,268)
Proceeds from Sale of Working Interest	—	2,884,651
Insurance Proceeds Received	860,680	—
Capitalized Exploration and Wells In Process Costs	(11,419,188)	(1,904,618)
Deposits and Equipment Purchases	(7,681)	(22,050)
Net Cash Provided by (Used in) Investing Activities	(10,627,818)	677,715

FINANCING ACTIVITIES
Payments on Note Payable	(146,310)	(160,408)
Proceeds from Convertible Promissory Notes and Warrants	13,252,000	212,500
Deferred Loan and Equity Issuance Costs	(555,923)	—
Net Cash Provided by (Used in) Financing Activities	12,549,767	52,092

Net Increase (Decrease) in Cash	(4,482,895)	5,615,388
Beginning Cash Balance	5,621,814	6,426

Ending Cash Balance	$1,138,919	$5,621,814

Supplemental Schedule of Cash Flow Activities:
Cash Paid for Interest	$4,343	$5,636

Non-Cash Investing and Financing Activities:
Prepaid Asset Financed Through Notes Payable	$146,310	$156,718
Funds Received from Capital Raise Transferred to Equity Upon Issuance of Common Stock	965,800	—
Accrued Liabilities, Convertible Notes and Accrued Interest Settled Through Issuance of Common Stock	—	1,896,999
Term Loans Extinguished Through Exercise of Warrants	10,000,000	—
Derivative Liability Recorded at Issuance of Convertible Notes Recorded as Deferred Loan Costs	2,137,450	—
Warrants Issued with Term Loans and Bridge Financing Note Extensions recorded as Deferred Loan Costs	5,349,374	—
Debt Issuance Costs Retained by Lender Related to Convertible Debentures	333,000	—
Warrants Issued in Bridge Financing Note Extension	152,078	—
Accrued Professional Fees Recorded as Deferred Loan Costs	17,296	—
Accrued Professional Fees Capitalized as Equity Issuance Costs	142,051	—
Purchase of Capital Expenditures
Included in Accounts Payable	2,611,913	1,223,792
Through Stock Based Compensation to Employees	884,839	820,877
Through Issuance of Common Stock	—	4,880,000

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

(c) Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses through September 30, 2019 of $55.6 million, has a lack of cash on-hand, and a working capital deficit. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to raise additional operating funds through equity and/or debt offerings. Management also plans to extend the agreements associated with loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. However, there can be no assurance that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail or cease operations or the Company would need to sell assets or consider alternative plans up to and including restructuring.

(d) Cash

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2019 and 2018, respectively.

(e) Accounts Receivable

The Company records an accounts receivable for operations expense reimbursements due from joint interest partners. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. If the Company determines any account to be uncollectible based on significant delinquency or other factors, we assess the receivable and the underlying asset for recovery. As of September 30, 2019 and 2018, no allowance was recorded. Accounts receivable from oil and gas joint operations are $12.1 million at September 30, 2019, which includes $3.7 million classified as other non-current assets. See note 13 Subsequent Events.

(f) Full Cost Method

The Company uses the full cost method of accounting for its oil and gas exploration and development activities. Under the full cost method of accounting, all costs associated with successful and unsuccessful exploration and development activities are capitalized on a country-by-country basis into a single cost center (“full cost pool”). Such costs include property acquisition costs, geological and geophysical (“G&G”) costs, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells. Overhead costs, which includes employee compensation and benefits including stock-based compensation, incurred that are directly related to acquisition, exploration and development activities are capitalized. Interest expense is capitalized related to unevaluated properties and wells in process during the period in which the Company is incurring costs and expending resources to get the properties ready for their intended purpose. For significant investments in unproved properties and major development projects that are not being currently depreciated, depleted, or amortized and on which exploration or development activities are in progress, interest costs are capitalized. Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired. The Company has drilled two well bores and is currently evaluating such wells for proved reserves.  Accordingly such costs are included as suspended well costs at September 30, 2019 and it is expected that a final analysis will be completed in the next twelve months at which time the costs will be transferred to the full cost pool.

As of September 30, 2019, the Company’s oil and gas properties consisted of unproved properties, wells in process and no proved reserves.

(g) Asset Retirement Obligations

The Company’s asset retirement obligations will represent the present value of the estimated future costs associated with plugging and abandoning oil and natural gas wells, removing production equipment and facilities and restoring the seabed in accordance with the terms of oil and gas leases and applicable state and federal laws. Determining asset retirement obligations requires estimates of the costs of plugging and abandoning oil and natural gas wells, removing production equipment and facilities and restoring the sea bed as well as estimates of the economic lives of the oil and gas wells and future inflation rates. The resulting estimate of future cash outflows will be discounted using a credit-adjusted risk-free interest rate that corresponds with the timing of the cash outflows. Cost estimates will consider historical experience, third party estimates, the requirements of oil and natural gas leases and applicable local, state and federal laws, but do not consider estimated salvage values. Asset retirement obligations will be recognized when the wells drilled reach total depth or when the production equipment and facilities are installed or acquired with an associated increase in proved oil and gas property costs. Asset retirement obligations will be accreted each period through depreciation, depletion and amortization to their expected settlement values with any difference between the actual cost of settling the asset retirement obligations and recorded amount being recognized as an adjustment to proved oil and gas property costs. Cash paid to settle asset retirement obligations will be included in net cash provided by operating activities from continuing operations in the statements of cash flows. On a quarterly basis, when indicators suggest there have been material changes in the estimates underlying the obligation, the Company reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. At least annually, the Company will assess all of its asset retirement obligations to determine whether any revisions to the obligations are necessary. Future revisions could occur due to changes in estimated costs or well economic lives, or if federal or state regulators enact new requirements regarding plugging and abandoning oil and natural gas wells. The Company has drilled two well bores and is currently evaluating these wells. The two wellbores drilled in 2018 and 2019, were both plugged and therefore the costs related to the asset retirement obligation were incurred. Such costs were recognized as capitalized oil and gas costs. The asset retirement obligation was completely extinguished in that if the well proves not to be commercially viable, there is no further cost needed to remediate the site.

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

(i) Income Taxes

Deferred tax assets and liabilities are recognized for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance is provided if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s policy is to recognize potential interest and penalties as a component of income tax expense when incurred.

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

(k) Stock Issuance

The Company records stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.

(l) Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants, convertible notes and restricted stock. The number of potential common shares outstanding relating to stock options, warrants, and restricted stock is computed using the treasury stock or if-converted method. As the Company has incurred losses for the years ended September 30, 2019 and 2018, the potentially dilutive shares are anti-dilutive and thus not added into the EPS calculations. As of September 30, 2019 and 2018, there were 354,818,379 and 213,089,281 potentially dilutive shares, respectively.

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

(n) Impact of New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” and in March 2019, the FASB issued ASU No. 2019-01, “Leases: Codification Improvements”, which updated the accounting guidance related to leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. They also clarify implementation issues. These updates are effective for public companies for annual periods beginning after December 15, 2018, including interim periods therein. Accordingly, the standard is effective for the Company for its annual period beginning October 1, 2019, and interim periods therein. The standard is to be applied utilizing a modified retrospective approach, with early adoption permitted. The Company is assessing the quantitative effect of adopting the new standard on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted and the Company adopted this new standard effective January 1, 2019 with no material impact to stock compensation issued to non-employees during the year ended September 30, 2019.

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

NOTE 2 – LIQUIDITY/GOING CONCERN

The Company has incurred accumulated losses as of September 30, 2019 of $55.6 million, and has a net capital deficiency. Further losses are anticipated in developing our business, and there exists substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2019, the Company had $1.1 million of cash on hand, $0.6 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through December 2020. The Company plans to finance operations and planned expenditures through equity and/or debt financings and/or farm-out agreements. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

The Company currently has under lease seven federal Outer Continental Shelf blocks and has licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

In January 2018, the Company entered into a strategic partnership with Delek GOM Investments, LLC. (“Delek”), and Texas South Energy, Inc. (“Texas South”) (collectively, the “Parties”) and executed a participation agreement (the “Agreement”) for a multi-phase exploration program. Under the terms of the Agreement, the Parties have committed to drill the Company’s “Canoe” and “Tau” prospects (the “Initial Phase”) with Delek having the option to participate in two additional two-well drilling phases and a final, three-well drilling phase (collectively, the “Phases”). In each Phase, Delek will earn a 75% working interest upon paying 90% of the exploratory costs associated with drilling each exploratory well. The Company will retain a 20% working interest while paying 8% of the costs associated with drilling each exploratory well. The Company will be required to fund 20% of well costs in excess of 115% of budget. The Company will be the operator during exploratory drilling of the prospect, however, subsequent to a commercial discovery, Delek will have the right to become the operator. Delek will have the right to terminate this agreement at the conclusion of any drilling phase. At present, Delek’s commitment and rights extend only to the Initial Phase. Delek will also have the option to purchase up to 5% of the Company’s common stock, par value $0.001 per share (the “Common Stock”), upon fulfilling its obligation for each Phase (maximum of 20% in the aggregate) at a price per share equal to a 10% discount to the 30-day weighted average closing price for the Common Stock preceding the acquisition. This option will expire January 8, 2020.

The Company, as the operator of two wells drilled in the Gulf of Mexico, has incurred tangible and intangible drilling costs for the wells in process and has billed its working interest partners for their respective shares of the drilling costs to date. GulfSlope drilled the first well, Canoe, to a total depth of 5,765 feet (5,670 feet TVD). Multiple open hole plugs were set across several intervals and the well is equipped with a mud-line suspension system for possible future re-entry. Calibration of seismic amplitudes, petrophysical analysis, reservoir engineering and scoping of development is currently underway to determine the commerciality of these sands and that work is expected to be completed during the first calendar quarter of 2020.

The second well, Tau, was drilled to a measured depth of 15,254 feet, as compared to the originally permitted 29,857 foot measured depth. Producible hydrocarbon zones were not established to that depth, but hydrocarbon shows were encountered. Complex geomechanical conditions required two by-pass wellbores, one sidetrack wellbore, and eight casing strings to reach that depth. Equipment limitations prevented further drilling. In addition, the drilling rig had contractual obligations related to another operator. The Company elected to abandon this well in a manner that would allow for re-entry at a later time. The drilling, pressure, and reservoir information has confirmed geophysical and geological models, and reinforces the Company’s confidence that there is resource potential. The Company is currently evaluating various options related to future operations in this wellbore and testing of the deeper Tau prospect.

In January 2019, the Tau well experienced an underground control of well event and as a result, the Company filed an insurance claim with its insurance underwriters. The total amount of the claim was approximately $10.8 million for 100% working interest after the insurance deductible amount, and at September 30, 2019 approximately $10.8 million had been received. GulfSlope received approximately $2.5 million of this amount and credited wells in process for approximately $0.9 million, and accrued payable for approximately $1.6 million, pending evaluation of distributions to the working interest owners.

As of September 30, 2019, the Company’s oil and natural gas properties consisted of unproved properties, wells in process and no proved reserves. During the years ended September 30, 2019 and 2018, the company capitalized approximately $1.1 million and $Nil of interest expense to oil and natural gas properties, respectively, and approximately $1,229,742 and $1,242,807, of general and administrative expenses, respectively. The Company incurred approximately $6 million of impairment of oil and natural gas properties for the year ended September 30, 2019 primarily resulting from the expiration of oil and natural gas leases.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2019 and 2018:

	2019	2018
Office equipment and computers	$133,089	$133,089
Furniture and fixtures	16,280	16,280
Leasehold improvements	7,680	5,756
Total	157,049	155,125
Less: accumulated depreciation	(144,035)	(140,339)

Net property and equipment	$13,014	$14,786

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Life
Office equipment and computers	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of 5 years or related lease term

Depreciation expense was $5,619 and $4,724 for the years ended September 30, 2019 and 2018, respectively.

NOTE 5 – INCOME TAXES

The provision for income taxes consists of the following for the years ended September 30, 2019 and 2018:

	2019	2018
FEDERAL
Current	$—	$—
Deferred	—	—
STATE
Current	—	—
Deferred	—	—
TOTAL PROVISION	$—	$—

The difference between the actual income tax provision versus tax computed at the statutory rate is as follows for the years ended September 30, 2019 and 2018, respectively:

	2019	2018
Expected provision (based on statutory rate of 21%)	$(2,881,988)	$(553,714)
Effect of:
Increase in valuation allowance	2,879,685	2,696,631
Non-deductible expense	500,638	53,493
Rate change	—	(2,305,270)
Other, net	(498,335)	108,860
Total actual provision	$—	$—

The Company does not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense (benefit). For the years ended September 30, 2019 and 2018, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of September 30, 2019 and 2018 relating to unrecognized benefits. Deferred income tax assets and liabilities at September 30, 2019 and 2018, respectively, consist of the following:

	2019	2018
DEFERRED TAX ASSETS (LIABILITIES)
Net operating losses	$10,295,547	$7,131,636
Exploration costs	(1,110,135)	(1,503,472)
Oil and natural gas leases	2,336,776	2,192,654
IDC	(1,036,737)	—
Partnership ordinary loss	(178,359)	—
Stock based compensation	567,406	411,287
Accrued interest and expenses not paid	386,685	271,190
Derivative financial instrument	69,120	(57,059)
Differences in book/tax depreciation	9,191	13,573
Net deferred tax asset	$11,339,494	$8,459,809
Valuation allowance	(11,339,494)	(8,459,809)
NET DEFERRED TAXES	$—	$—

The Company’s valuation allowance increased $2,879,685 during the year ended September 30, 2019 and increased $2,696,633 during the year ended September 30, 2018.

At September 30, 2019, the Company had approximately $49 million of NOLs, approximately 66% of which will expire from 2032 to 2038. Approximately $33.4 million of the Company’s NOLs are allowable as a deduction against 100 percent of future taxable income since they were generated prior to the effective date of limitations imposed by the TCJA.

The tax years ended September 30, 2016 through 2019 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 6 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into promissory notes whereby it borrowed a total of $8,675,500 from John Seitz, the chief executive officer (“CEO”). The notes are due on demand, bear interest at the rate of 5% per annum, and $5,300,000 of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of September 30, 2019 and 2018, the total amount owed to John Seitz is $8,675,500. This amount is included in loans from related parties within the balance sheet. There was a total of $2,080,885 and $1,641,086 of unpaid interest associated with these loans included in accrued interest payable within the balance sheets as of September 30, 2019 and 2018, respectively.

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

Domenica Seitz CPA, related to John Seitz, has provided accounting consulting services to the Company. During the years ended September 30, 2019 and 2018, the services provided were valued at $59,250 and $23,660, respectively. The Company has accrued these amounts, and they have been reflected in related party payable in the September 30, 2019 and 2018 financial statements.

See Note 7 for a description of the Delek term loan.

NOTE 7 – TERM LOAN AND CONVERTIBLE DEBENTURES

Between June and November 2016, the Company issued eleven convertible promissory notes (“Bridge Financing Notes”) with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000. Three of the notes were to related parties for proceeds totaling $222,000, including the extinguishment of $70,000 worth of related party payables. The convertible notes had a maturity of one year (prior to extension), an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. In addition to the convertible notes, the investors received approximately 27.9 million warrants, with an exercise price of $0.03 per share and a term of the earlier of three years or upon a change of control. Upon maturity of the eleven promissory notes during 2017, the Company issued approximately 7 million extension warrants with an exercise price of $0.03 per share (equal to 25% of the original warrant amount) to the holders of the notes to extend the terms to January 15, 2018. Upon revised maturity of the eleven promissory notes on January 15, 2018, the Company issued approximately 2.8 million extension warrants with an exercise price of $0.10 per share (equal to 10% of the original warrant amount) to the holders of the notes to extend the term to April 16, 2018. In June 2018, the maturity date of all of the notes was extended to January 15, 2019. Six of the Bridge Financing Notes with a principal balance of $560,000 plus accrued interest of approximately $87,000 were converted to common stock during the year ended September 30, 2018. The remaining note balance at September 30, 2019 is $277,000. Accrued interest for the year ended September 30, 2019, was approximately $5,500 and cumulative accrued interest was approximately $72,000. During June 2019, the Company completed the extension of the remaining notes to April 30, 2020. In consideration for the extension of the remaining notes, the Company extended the term of the warrants until April 30, 2020. As a result, approximately $152,000 was recorded as a debt discount and to additional paid-in capital for the modification.

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

On April 19, 2019, the Company borrowed $1.0 million under the Term Loan Facility and issued to Delek warrants to purchase 23,809,524 shares of stock with an exercise price of $0.042 per share. The Company allocated the proceeds between debt and warrants on a relative fair value basis, recording a debt discount of approximately $0.5 million. The term loan facility expired as of September 4, 2019, and as of September 30, 2019, the warrants have not been exercised and the term loan is outstanding. See Note 13 Subsequent Events.

On June 21, 2019 the Company entered into a Securities Purchase Agreement (“SPA”) under the terms of which the Company will issue and sell to buyers up to an aggregate of $3,000,000 of convertible debentures (“Convertible Debentures”) and associated warrants. On June 21, 2019, approximately $2,100,000 of Convertible Debentures were purchased upon the signing of the SPA (the “First Closing”), and $400,000 and $500,000, respectively, shall be purchased by the holder upon: (1) the filing of a Registration Statement with the U.S. Securities and Exchange Commission (the “SEC”) registering the resale of the conversion shares by the buyers which occurred on August 5, 2019; and (2) the date a registration statement covering the underlying common shares has first been declared effective by the SEC which occurred on November 4, 2019.

On August 7, 2019, the Company purchased approximately $400,000 of convertible debentures under the June 21, 2019 Securities Purchase Agreement.

The Convertible Debentures accrue interest at 8.0% per annum, mature on June 21, 2020, and August 7, 2020, respectively and are convertible at the option of the holder any time after issuance into common stock at a conversion rate of the lesser of: (1) $0.05 per share; or (2) 80% of the lowest volume weighted adjusted price (as reported by Bloomberg, LP) for the ten consecutive trading days immediately preceding conversion. In addition, the holder received warrants to purchase an aggregate of 50 million shares of common stock at an exercise price of $0.04 per share. Such warrants expire on the fifth anniversary of issuance. The direct offering costs related to the two note issuances were approximately $333,000 and has been recorded as a debt discount.

The Company evaluated the conversion feature and concluded that it should be bifurcated and accounted for as a derivative liability due to the variable conversion feature which does not contain an explicit limit on the number of shares that are required to be issued. In addition, the Company concluded the warrants required treatment as derivative liabilities as the Company could not assert in has sufficient authorized but unissued shares to settle the warrants upon exercise when taking into account other stock based commitments including the Convertible Debentures. Accordingly, the embedded conversion feature and warrants were recorded at fair value at issuance and are subsequently remeasured to fair value each reporting period. The fair value of the derivative liabilities at issuance exceeded the remaining net proceeds received resulting in an approximately $1.8 million day one charge to interest expense in the September 30, 2019 Statement of Operations.

The fair value of the embedded conversion feature was determined utilizing a Geometric Brownian Motion Stock Path Based Monte Carlo Simulation that utilized the following key assumptions:

	June 21, 2019 Convertible Debenture			August 7, 2019 Convertible Debenture
	June 21, 2019	June 30, 2019	September 30, 2019	August 7, 2019	September 30, 2019
Stock Price	$0.041	$0.041	$0.034	$0.037	$0.034
Fixed Exercise Price	$0.050	$0.050	$0.05	$0.05	$0.05
Volatility	148%	150%	135%	144%	135%
Term (Years)	1.00	0.98	0.73	1.00	0.73
Risk Free Rate	1.95%	1.92%	1.75%	1.75%	1.75%

In addition to the fixed exercise price noted above, the model incorporates the variable conversion price which is simulated as 80% of the lowest trading price within the ten consecutive days preceding presumed conversion.

The Company’s Term Loan and Convertible Debentures consisted of the following as of September 30, 2019.

Promissory Notes Payable at September 30, 2019	Notes	Discount	Notes, Net of Discount
Term Loan	$1,000,000	$—	$1,000,000
Convertible Debentures and Bridge Financing Notes	$2,727,000	$(2,529,034)	$197,966
Total	$3,727,000	$(2,529,034)	$1,197,966

At September 30, 2018, Promissory Notes Payable totaled $135,000 and was comprised of three Bridge Financing Notes.

See Note 9 for a summary of the warrants outstanding relating to the Bridge Financing Notes and Note 13 Subsequent Events related to the term loan payoff.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy GulfSlope Energy, Inc.’s liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and 2018:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value as of
	(In thousands)
Derivative Financial Instrument	$—	$(271,710)	$—	$(271,710)
Total as of September 30, 2018	—	(271,710)	—	(271,710)
Issuance of Derivative Financial Instruments	—	(3,863,599)	—	(3,863,599)
Change in fair value for year ended September 30, 2019	—	600,853	—	600,853
Total as of Total as of September 30, 2019	$—	$(3,534,456)	$—	$(3,534,456)

During the years ended September 30, 2019 and 2018, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

NOTE 9 - COMMON STOCK/PAID IN CAPITAL

As discussed in Note 7, between June and November 2016, the Company issued 27.9 million warrants in conjunction with Convertible Debentures. The warrants have an exercise price of $0.03 and a term of the earlier of three years or upon a change of control. During June through August 2017, the maturity date of all of the Bridge Financing Notes was extended to January 15, 2018, in exchange for the issuance of 25% additional warrants, or approximately 7 million extension warrants. The warrants have an exercise price of $0.03 and the same expiration date (three years from original transaction) as the original warrants. On January 15, 2018, the maturity date of the Bridge Financing Notes was extended to April 16, 2018, in exchange for the issuance of 10% additional warrants, or approximately 2.8 million extension warrants (see Note 7). The warrants have an exercise price of $0.10 per share and the same expiration date (three years from original transaction) as the original warrants. Through September 30, 2019, approximately 3.3 million warrants have been exercised, approximately 22.0 million have expired and approximately 12.5 million remain outstanding. During June 2019, the Company completed the extension of the remaining notes to April 30, 2020. In consideration for the extension of the remaining notes, the Company extended the term of the warrants until April 30, 2020.

The fair value of the warrants were determined using the Black Scholes valuation model with the following key assumptions:

	June 2016	November 2016	June 2017	January 2018
Remaining Warrants	7.6 million	1.7 million	2.3 million	0.9 Million
Stock Price:	$0.054 (1)	$0.029 (1)	$0.025 (1)	$0.11	(1)
Exercise Price	$0.03	$0.03	$0.03	$0.10
Term	3 years	3 years	2 years	1.5 years
Risk Free Rate	.87%	1.28%	1.35%	1.89%
Volatility	135%	131%	135%	163%

(1)	Fair market value on the date of agreement.

A summary of warrants, issued in conjunction with the Bridge Financing Notes and outstanding at September 30, 2019:

		Warrants Outstanding			Warrants Exercisable
Date Issued	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
June 2016	$0.03	7,566,667	.58	$0.03	7,566,667	$0.03
November 2016	$0.03	1,666,667	.58	$0.03	1,666,667	$0.03
June 2017	$0.03	1,891,667	.58	$0.03	1,891,667	$0.03
November 2017	$0.03	416,667	.58	$0.03	416,667	$0.03
January 2018	$0.10	923,333	.58	$0.10	923,333	$0.10

In December 2016 and March 2017, the Company issued 550,000 and 1,100,000 warrants to purchase stock at $0.10 per share to an investor as part of a financing transaction. The warrants have a term of five years.

In October and December 2017, the Company issued 1,100,000 and 1,100,000 warrants to purchase stock at $0.10 per share to an investor as part of a financing transaction. The warrants have a term of five years.

A summary of the warrants, issued in conjunction with Bridge Financing Notes, Private Placements and Services Rendered and outstanding at September 30, 2019:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	550,000	2.25	$0.10	550,000	$0.10
$0.10	1,100,000	2.46	$0.10	1,100,000	$0.10
$0.10	1,100,000	3.04	$0.10	1,100,000	$0.10
$0.10	1,100,000	3.21	$0.10	1,100,000	$0.10
$0.09	9,662,500	1.90	$0.09	9,662,500	$0.09
$0.15	2,027,780	1.99	$0.15	2,027,780	$0.15
$0.042	23,809,523	0.55	$0.042	23,809,523	$0.042
$0.04	50,000,000	4.73	$0.04	50,000,000	$0.04

During December 2018, the Company issued approximately 19.3 million shares of common stock and approximately 9.7 million warrants to accredited investors in a private placement. The funds were received in the prior fiscal year and included as a liability because the transaction did not close until the current fiscal year and it was moved to equity during the quarter ended December 31, 2018. Based upon the allocation of proceeds between the common stock and the warrants, approximately $259,000 was allocated to the warrants.

The fair value of the warrants was determined using the Black Scholes valuation model with the following key assumptions:

Number of Warrants Issued	9,662,500
Stock Price	$0.044
Exercise Price	$0.09
Term	3 years
Risk Free Rate	2.46%
Volatility	149%

In September 2018, the Company issued approximately 4 million shares of common stock valued at approximately $231,000 on the date of grant and approximately 2 million warrants valued at $80,000 utilizing the Black Scholes model with an exercise price of $0.15 per share in settlement of a liability for services rendered.

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

On June 1, 2018, 67.5 million stock options, with an exercise price of $0.075 per share were granted to employees, directors and contractors. 18.5 million of the stock options vested on June 1, 2018, 24 million vested on June 1, 2019 and 25 million will vest on June 1, 2020 provided the holder continues to serve as an employee or a director on the vesting date. The stock options are exercisable for approximately 7.5 years from the grant date of June 1, 2018, to December 31, 2025. Forty-nine million of these stock options were awarded from the Company’s 2018 Omnibus Incentive Plan and 18.5 million stock options were inducement awards.

On January 2, 2019 the Company issued 1 million stock options to a former employee and contractor. Fifty percent of the stock options vested on the issue date and the remainder vested in July 2019. The stock options were valued at approximately $35,000 to be recognized over the service period of seven months. The stock options are exercisable until December 31, 2025.

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the vesting period. The Company recognized $1,629,333 and $1,857,531 in stock-based compensation expense for the years ended September 30, 2019 and 2018, respectively. A portion of these costs allocable to the Company’s exploration activities, $884,839 and $820,877 were capitalized to unproved properties and the remainder was recorded as general and administrative expenses, for the years ended September 30, 2019 and 2018, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted. The weighted-average fair values of stock options granted for the years ended September 30, 2019 and 2018 were based on the following assumptions at the date of grant as follows:

Date of Grant	May 1, 2018	June 1, 2018	January 2, 2019
Number of Stock Options Granted	500,000	67,500,000	1,000,000
Stock Price	$0.065	$0.075	$0.045
Exercise Price	$0.065	$0.075	$0.045
Expected Life of Options	4.25 years	4.25 years	3.75 years
Risk Free Rate	2.74%	2.675%	2.51%
Volatility	145.21%	145.21%	126.37%

The following table summarizes the Company’s stock option activity during the year ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2018	103,500,000	$0.0605
Granted	1,000,000	0.0450
Exercised	—	—
Cancelled	—	—
Outstanding at September 30, 2019	104,500,000	$0.0604	5.13
Vested and expected to vest	104,500,000	$0.0604	5.13
Exercisable at September 30, 2019	79,500,000	$0.0552	5.13

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

As of September 30, 2019, there was $1.1 million of unrecognized stock-based compensation cost related to the stock option grants expected to be amortized over a weighted average period of nine months.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

In July 2018, the Company entered into a 39 month lease for approximately 5,000 square feet of office space in 4 Houston Center in downtown Houston. Annual base rent is approximately $94 thousand for the first 18 months, increasing to approximately $97 thousand and $99 thousand, respectively during the remaining term of the lease.

The Company reached an agreement with a vendor in August 2018 for the settlement of approximately $1 million in debt. The vendor was paid $150,000 in cash, future cash payments of $7,500 and 10 million shares of GulfSlope common stock. The agreement contains a provision that upon the sale of the common stock if the original debt is not fully satisfied, full payment will be made, under a mutually agreed payment plan. If the stock is sold for a gain any surplus in excess of $1.3 million shall be a credit against future purchases from the vendor. The agreement was determined to meet the definition of a derivative in accordance with ASC 815. At September 30, 2019 there is a fair value liability of approximately $554,000.

NOTE 12 – CORRECTION OF IMMATERIAL ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Prior to the filing of the Company’s September 30, 2019 Form 10-K, the management of the Company determined that capitalized interest should be computed for the Company’s oil and gas properties that were being actively developed. As a result, the Company is revising certain of its condensed financial statements as of and for the quarters ended December 31, 2018, March 31, 2019, and June 30, 2019 to correct this error. After considering Staff Accounting Bulletin No. 99, Assessing Materiality, management does not deem this revision to be material to its financial statements due to its consideration of the amount and direction of the error and its impact on the quality of key oil and natural gas industry financial metrics.

As a result of the correction, the originally reported net loss for the three months ended December 31, 2018, March 31, 2019, and June 30, 2019 was decreased by approximately $78,000, $106,000, and $371,000, respectively, and the originally reported net loss for the six months ended March 31, 2019, and nine months ended June 30, 2019 was decreased by approximately $183,000 and $554,000, respectively. Originally reported basic and diluted loss per share for these periods was not changed.

The following tables reflect the amounts within the balance sheet, statement of operations and statement of cash flows as originally reported to amounts as now reflected as of and for the quarters ended December 31, 2018, March 31, 2019, and June 30, 2019.

	December 31, 2018
	As Originally reported	Adjustment	Corrected
Balance Sheet
Oil and Natural Gas Properties	$11,203,790	$77,542	$11,281,332
Total Assets	$28,172,736	$77,542	$28,250,278
Accumulated Deficit	$(42,282,117)	$77,542	$(42,204,575)
Total Liabilities and Stockholders’ Deficit	$28,172,736	$77,542	$28,250,278

	March 31, 2019
	As Originally reported	Adjustment	Corrected
Balance Sheet
Oil and Natural Gas Properties	$16,892,281	$183,299	$17,075,580
Total Assets	$32,438,825	$183,299	$32,622,124
Accumulated Deficit	$(47,695,556)	$183,299	$(47,512,257)
Total Liabilities and Stockholders’ Deficit	$32,438,825	$183,299	$32,622,124

	June 30, 2019
	As Originally reported	Adjustment	Corrected
Balance Sheet
Oil and Natural Gas Properties	$17,318,916	$554,086	$17,873,002
Total Assets	$37,551,079	$554,086	$38,105,165
Accumulated Deficit	$(54,574,356)	$554,086	$(54,020,270)
Total Liabilities and Stockholders’ Deficit	$37,551,079	$554,086	$38,105,165

	Three Months Ended December 31, 2018
	As Originally reported	Adjustment	Corrected

Statement of Operations
Interest Expense, net	$(98,157)	$77,542	$(20,615)
Net Loss	$(423,861)	$77,542	$(346,319)

Statement of Cash Flows
Net Loss	$(423,861)	$77,542	$(346,319)
Capitalized Interest Expense	$—	$(77,542)	$(77,542)

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	As Originally reported	Adjustment	Corrected	As Originally reported	Adjustment	Corrected

Statements of Operations
Interest Expense, net	$(106,152)	$105,757	$(395)	$(204,309)	$183,299	$(21,010)
Net Loss	$(5,413,439)	$105,757	$(5,307,682)	$(5,837,299)	$183,299	$(5,654,000)

Statement of Cash Flows
Net Loss				$(5,837,299)	$183,299	$(5,654,000)
Capitalized Interest Expense				$—	$(183,299)	$(183,299)

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
	As Originally reported	Adjustment	Corrected	As Originally reported	Adjustment	Corrected

Statements of Operations
Interest Expense, net	$(2,080,620)	$370,787	$(1,709,833)	$(2,284,928)	$554,086	$(1,730,842)
Net Loss	$(6,878,800)	$370,787	$(6,508,013)	$(12,716,099)	$554,086	$(12,162,013)

Statement of Cash Flows
Net Loss				$(12,716,099)	$554,086	$(12,162,013)
Capitalized Interest Expense				$—	$(554,086)	$(554,086)

NOTE 13 – SUBSEQUENT EVENTS

In November 2019, the Company purchased an insurance policy for approximately $241,000 and financed approximately $221,000 of the premium by executing a note payable.

In October 2019, the Company signed a Post-Drilling Agreement with Delek GOM Investments, LLC. The Agreement provides, among other things, that the Company (i) issue to Delek 38,423,221 shares of common stock of the Company (the “Insurance Proceeds Shares”) as compensation with respect to certain insurance proceeds received in connection with drilling of the Tau well prospect, (ii) that as payoff for the Company’s outstanding obligations of $1,220,548 (“Term Loan Payoff”) to Delek under the Term Loan Agreement entered into between the Company and Delek on March 1, 2019, the Company issue a convertible debenture (the “Convertible Debenture”) to Delek in a principal amount equal to the Term Loan Payoff, as a consequence of which the Term Loan Agreement has been terminated, (iii) that the Security Agreement entered into between the Company and Delek on March 1, 2019, be amended to release all liens and security interests Delek may hold in properties of the Company other than those attributable to the Tau well, and (iv) that the Registration Rights Agreement entered into between the Company and Delek on March 25, 2019, be amended to extend Delek’s rights thereunder to the shares underlying the Convertible Debenture, discussed below. The Convertible Debenture is convertible at the option of Delek at any time in whole or in part for up to 24,410,960 shares of Common Stock at a conversion price of $0.05 per share.  Interest on the Convertible Debenture is accruable at 12% per annum and the maturity of the Convertible Debenture is October 22, 2020 (which interest rate will increase to 15% per annum upon any Event of Default as defined in the Convertible Debenture).  The Company has a right to prepay the Convertible Debenture prior to maturity for an amount equal to the outstanding principal balance plus accrued and unpaid interest.  Absent any restrictions under the federal securities laws, Delek’s ability to sell shares of common stock of the Company issued upon conversion of the Convertible Debenture will be limited, in any one-month period, to 10% (ten percent) of the total volume of such converted shares.

Underwriters (the "Underwriters") associated with the Company's Energy Package insurance policy (the "Policy") have acknowledged confirmation of coverage, subject to the Policy terms and conditions, related to a subsurface well occurrence that happened during the drilling of the Company's Tau well earlier this year. This occurrence transpired on May 5, 2019 during drilling operations at a measured depth of 15,254 feet. The Company subsequently controlled the occurrence and ceased drilling operations. Plugs were placed in the well to meet regulatory requirements prior to rig release. Pursuant to the Policy terms and conditions, the Underwriters will reimburse GulfSlope for qualified actual costs and expenses incurred to (i) regain control of the well, and (ii) restore or re-drill the well to 15,254 feet. GulfSlope is working with the Underwriters to finalize details associated with the claim.

In November 2019, an agreement was reached with Texas South whereby Texas South re-conveyed to GulfSlope all of Texas South’s interest in Tau and Canoe in exchange for the release of claims and foregoing collections for Texas South’s failure to pay JIBs for the Tau and Canoe wells.

Convertible debentures in the amount of $300,000 plus accrued interest of $86,636 have been converted into 17,919,455 shares of common stock at a weighted average price of $0.0214.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in our Current Report on Form 8-K filed on November 6, 2019, on November 1, 2019, the Audit Committee of the Board of Directors of GulfSlope Energy, Inc. dismissed BDO USA, LLP as the Company’s independent registered public accounting firm and approved the engagement of Pannell Kerr Forster of Texas, P.C. (“PKF”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending September 30, 2019.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019, the end of the period covered by this Annual Report on Form 10-K, due to the material weaknesses described below.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that, as of September 30, 2019, our internal control over financial reporting was not effective due to the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The design and operating effectiveness of our controls were inadequate to ensure that all complex accounting matters are properly accounted for and reviewed in a timely manner. In connection with the previous restatement of our March 31, 2019 financial statements, we identified material weaknesses in our internal control over financial reporting. These material weaknesses are due to a lack of effective controls over certain account analysis and accounting judgments related to certain estimates throughout the year which resulted in a material error in the financial statements.

Our Chief Executive Officer and our Chief Financial Officer are in the preliminary stage of a review of our controls relating to such accounting matter. Although our analysis is not complete, we believe that adding additional resources with expertise in accounting for complex accounting matters, including timely review, may be warranted. Notwithstanding the identified material weaknesses, the Company believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

Management has developed a contract review process, increased the use of external consultants and is investigating expansion of the accounting department in its ongoing remediation efforts of the material weaknesses reported by management in our Annual Report on Form 10-K and Form 10-Q/A for the quarter ended March 31, 2019. Other than the ongoing remediation efforts, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Title
John N. Seitz	67	Chairman, Chief Executive Officer
John H. Malanga	52	Chief Financial Officer
Charles G. Hughes	62	Vice President, Land
Richard S. Langdon	69	Director
Paul L. Morris	77	Director

John N. Seitz. Mr. Seitz has served as the Company’s chief executive officer and chairman of the board and director since May 31, 2013, and served as a consultant to the Company from March 2013 through May 2013. Prior to joining the Company, Mr. Seitz held positions of increasing responsibility at Anadarko Petroleum Corporation (NYSE: APC), serving most recently as a director and as president and chief executive officer until 2003. Mr. Seitz also serves on the board of directors of ION Geophysical Corporation (NYSE: IO), a leading technology focused seismic solutions company. Mr. Seitz is a Certified Professional Geological Scientist from the American Institute of Professional Geologists and a licensed professional geoscientist with the State of Texas. Mr. Seitz also serves as a trustee for the American Geological Institute Foundation. In 2000, the Houston Geological Society honored Mr. Seitz as a “Legend in Wildcatting,” and he is a member of the All American Wildcatters. Mr. Seitz holds a Bachelor of Science degree in Geology from the University of Pittsburgh, a Master of Science degree in Geology from Rensselaer Polytechnic Institute, and has completed the Advanced Management Program at the Wharton School.

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

Paul L. Morris. Mr. Morris has served as a director of the Company since March 2014. Mr. Morris founded Elk River Resources, LLC in August 2013 to explore and develop oil and gas potential in the oil-producing regions of the southwest United States. Mr. Morris has served as chairman and chief executive officer of Elk River Resources since inception. Prior to Elk River Resources, Mr. Morris served as president and chief executive officer from 1988 to September 2013 of Wagner & Brown, Ltd., an independent oil and gas company headquartered in Midland, Texas. With Wagner & Brown, Mr. Morris oversaw all company operations, including exploration and production activities, in eight states as well as in France, England and Australia. Mr. Morris also oversaw affiliates involved in natural gas gathering and marketing, crude oil purchasing and reselling, pipeline development, construction and operation, and compressed natural gas (CNG) design, fabrication and operations. Mr. Morris served as president of Banner Energy from 1981 until 1988. Mr. Morris graduated from the University of Cincinnati with a Bachelor of Science degree in Mechanical Engineering in 1964. Mr. Morris has also completed the Executive Management Program in the College of Business Administration of Penn State University

Board Committees and Meetings

The Board currently consists of three directors. Vacancies on the Board may be filled by a vote of a majority of the remaining directors, although less than a quorum is present. A director elected by the Board to fill a vacancy shall serve for the remainder of the term of that director until the director’s successor is elected and qualified. This includes vacancies created by an increase in the number of directors. The Board has three standing committees: the Audit and Compliance Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee.

The Company has no formal policy with regard to Board members’ attendance at annual meetings of security holders. The Company held an annual shareholder meeting in May of 2018. During the fiscal year ended September 30, 2019, the Board held four meetings.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, executive officers and more than 10% stockholders are required by SEC regulations to provide us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, all Section 16(a) filing requirements applicable to our directors, officers and more than 10% beneficial owners were complied with during the year ended September 30, 2019.

Code of Ethics

We have adopted a written code of ethics and whistleblower policy (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our Code of Ethics was previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended 2012, and can be found at www.sec.gov. Our Code of Ethics can also be found on our website at www.gulfslope.com. A copy of the Code of Ethics will be provided to any person, without charge, upon request to the Secretary at 1331 Lamar St., Suite 1665, Houston, Texas 77010.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Officers of the Company

The following tables contain compensation data for our named executive officers for the fiscal years ended September 30, 2019 and 2018:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Stock Option Awards	All Other Compensation	Total
John N. Seitz(1)	2019	$—	$—	$—	$—	$—	$—
CEO	2018	—	—	—	—	—	—

John H. Malanga	2019	60,000	—	—	393,000	—	453,000
CFO	2018	36,000	—	—	560,250	—	596,250

(1)	Mr. Seitz is not currently receiving or accruing any compensation as of the date of this Annual Report.

Employment and Consulting Arrangements

 Not applicable.

Compensation Policies and Practices as they Relate to the Company’s Risk Management

 Not applicable.

Director Compensation

During 2019, the directors of the Company were not compensated for their services as directors. In January of 2017 the Company’s nonemployee directors were each awarded 2,500,000 stock options for the Company’s stock at an exercise price of $0.0278 per share, 50% vested in January 2017 and 50% vested in January of 2018. The stock options will expire in January 2024. In June of 2018 the Company’s nonemployee directors were each awarded 4,500,000 stock options for the Company’s stock at an exercise price of $0.075 per share, 1.5 million vested in June 2018, and 1.5 million vested in June 2019 and 1.5 million will vest in June 2020. The stock options will expire in December 2025.

Grants of Plan-Based Awards

The Company shareholders approved the 2018 Omnibus Incentive Plan in May of 2018. Restricted stock and stock option awards made after this date, to executives, employees, and directors were made pursuant to the plan.

Outstanding Equity Awards at Fiscal Year End

In October 2013, two million stock options were awarded with an exercise price of $0.12 and an expiration of October 2023. Fifty percent vested upon grant and fifty percent vested one year later. In January 2017, 22 million stock options were awarded to GulfSlope Energy executives, 5 million to directors, and 28.5 million to employees. The exercise price of the stock options is $0.0278 and they expire in January 2024. Fifty percent of these options vested upon grant in January 2017 and fifty percent vested in January 2018. In May 2018, 0.5 million stock options were awarded, the exercise price is $0.065 the options vested upon grant and expire in December 2025. In June 2018, 67.5 million stock options were awarded to GulfSlope Energy executives, employees, consultants and directors. The exercise price of the stock options is $0.075 and they expire in December 2025. Eighteen and one half million of these options vested upon grant in June 2018, 24 million vested in June 2019, and 25 million will vest in June 2020, provided the recipient remains employed at the Company. On January 2, 2019 the Company issued 1 million stock options to a former employee and consultant. Of these options, 18.5 million vested on the grant date and the remainder vested in July 2019. The stock options were valued at approximately $35,000 to be recognized over the service period of seven months. The stock options are exercisable until December 31, 2025.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of outstanding shares of common stock owned by: (a) each of our directors; (b) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of December 27, 2019, there were 1,137,679,008 shares of common stock deemed issued and outstanding.

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned
Named Executive Officers and Directors:

John N. Seitz (1)	255,232,528	22.4%
John H. Malanga (3)	35,666,667	3.1%
Richard S. Langdon (4)	7,916,667	0.7%
Paul L. Morris (2)	9,228,038	0.8%
All directors & executive officers as a group (4 persons)	308,043,900	27.1%

Shareholders of Greater Than 5%:
Delek GOM Investments, LLC	276,518,459	24.3%

(1)	Includes 44,166,667 shares of common stock underlying the convertible demand note in the principal amount of $5.3 million and 11,480,308 shares underlying the convertible accrued interest in the amount of $1,377,637.
(2)	Includes 61,371 shares of common stock held by the Morris Family Limited Partnership LP, a partnership of which an entity controlled by Mr. Morris is the general partner and 2,500,000 stock options awarded in January 2017, one-half vested in January of 2017 and one-half vested in January 2018. Includes 4,500,000 stock options awarded in June 2018, one-third vested in June of 2018, one-third vested in June 2019 and one-third will vest in June 2020.
(3)	Includes 15,000,000 stock options awarded in January 2017, one-half vested in January of 2017 and one-half vested in January 2018. Includes 18,000,000 stock options awarded in June 2018, one-third vested in June of 2018, one-third vested in June 2019 and one-third will vest in June 2020.
(4)	Includes 2,500,000 stock options awarded in January 2017, one-half vested in January of 2017 and one-half vested in January 2018. Includes 4,500,000 stock options awarded in June 2018, one-third vested in June of 2018, one-third vested in June 2019 and one-third will vest in June 2020.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees and Services

For the fiscal year ended September 30, 2019 professional services were performed by PKF of Texas. The aggregate fees billed by PKF of Texas for the fiscal year ended September 30, 2019 were as follows:

September 30, 2019
Audit Fees (1)	$87,000
Audit-Related Fees (2)	—
Tax Fees (3)	13,725
All Other Fees	—

(1)	Audit services include fees for professional services rendered only for the audit of the Company’s annual financial statements for the fiscal year ended September 30, 2019.

(2)	Audit-related services primarily include fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax services include fees for consultation and assistance with tax preparation and compliance during the year ended September 30, 2019.

Audit Committee Pre-Approval Policies and Procedures

The Audit and Compliance Committee has adopted policies and procedures that will require the Company to obtain the Committee’s pre-approval of all audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. The Committee pre-approved 100% of the non-audit services provided to the Company by PKF of Texas, .

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements (included under Item 8):

(3) Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GulfSlope Energy, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 30, 2014
3.2	Bylaws of GulfSlope Energy, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2014
4.1	Common Stock Specimen, incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the fiscal year ended September 30, 2012
10.1 (3)	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K for the fiscal year ended September 30, 2014
10.2 (3)	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 of Form 8-K filed October 31, 2013
10.3	Form of Convertible Promissory Note between the Company and John N. Seitz, incorporated by reference to Exhibit 10.4 of Form 8-K filed October 31, 2013
10.4 (1)	Form of Promissory Note between the Company and John N. Seitz; Dr. Ronald Bain and an affiliate
10.5 (3)	GulfSlope Energy, Inc. 2014 Omnibus Incentive Plan dated effective May 24, 2014, incorporated by reference to Exhibit 10.1 of Form 8-K filed May 30, 2014
10.6 (3)	Option Agreement between the Company and Brady Rodgers dated October 21, 2013, incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the fiscal year ended September 30, 2013
14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K for the fiscal year ended September 30, 2012
23.1 (1)	Consent of Independent Registered Public Accounting Firm
23.2 (1)	Consent of Independent Registered Public Accounting Firm
31.1 (1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (1)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document Documents
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(3)	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 15(b).

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 30, 2019	GulfSlope Energy, Inc. (Registrant)
	By:	/s/ John N. Seitz
John N. Seitz
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John N. Seitz	Chief Executive Officer and Chairman	December 30, 2019
John N. Seitz	(Principal Executive Officer)

/s/ John H. Malanga	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 30, 2019
John H. Malanga
/s/ Richard S. Langdon	Director	December 30, 2019
Richard S. Langdon

/s/ Paul L. Morris	Director	December 30, 2019
Paul L. Morris