Form 10-Q
period 2019-12-31
GULFSLOPE ENERGY, INC.
filed 2020-02-14
CIK 1341726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of outstanding shares of the registrant’s common stock, $0.001 par value, on February 13, 2020, was 1,162,564,741.

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

PART I – FINANCIAL STATEMENTS (Unaudited)

December 31, 2019

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

GulfSlope Energy, Inc.

Condensed Balance Sheets

(Unaudited)

	December 31, 2019	September 30, 2019
Assets
Current Assets
Cash	$3,771,395	$1,138,919
Accounts Receivable	2,739,785	8,493,308
Prepaid Expenses and Other Current Assets	214,900	137,173
Total Current Assets	6,726,080	9,769,400
Property and Equipment, net	11,479	13,014
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	21,517,313	17,338,978
Other Non-Current Assets	24,785	3,662,231
Operating Lease Right of Use Asset	92,859	—
Total Non-Current Assets	21,646,436	21,014,223
Total Assets	$28,372,516	$30,783,623
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$9,330,170	$12,747,382
Related Party Payable	380,784	365,904
Accrued Interest Payable	2,379,618	2,282,217
Accrued Expenses and Other Payables	268,862	1,949,360
Loans from Related Parties	8,725,500	8,725,500
Note Payable	468,035	267,000
Notes Payable, net of Debt Discount	1,702,641	1,197,966
Derivative Financial Instruments	3,025,708	3,534,456
Current Portion of Operating Lease Liability	75,647	—
Other	—	42,746
Total Current Liabilities	26,356,965	31,112,531
Operating Lease Liability	43,410	—
Total Non-Current Liabilities	43,410	—
Total Liabilities	26,400,375	31,112,531
Commitments and Contingencies (Note 9)
Stockholders’ Equity (Deficit)
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000,000 shares; issued and outstanding 1,148,609,520 and 1,092,266,844 as of December 31, 2019 and September 30, 2019, respectively	1,148,609	1,092,266
Additional Paid-in-Capital	56,542,256	54,160,836
Accumulated Deficit	(55,718,724)	(55,582,010)
Total Stockholders’ Equity (Deficit)	1,972,141	(328,908)
Total Liabilities and Stockholders’ Equity (Deficit)	$28,372,516	$30,783,623

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31, 2019	December 31, 2018

Revenues	$—	$—
General and Administrative Expenses	476,922	129,438
Net Loss from Operations	(476,922)	(129,438)
Other Income/(Expenses):
Interest Expense, net	(21,226)	(20,615)
Loss on Debt Extinguishment	(879,522)	—
Gain (Loss) on Derivative Financial Instruments	1,224,527	(196,266)
Net Loss Before Income Taxes	(153,143)	(346,319)
Provision for Income Taxes	—	—
Net Loss	$(153,143)	$(346,319)

Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	1,105,662,883	832,013,373

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Statements of Stockholders’ Equity (Deficit)

(unaudited)

For the Three Months Ended December 31, 2019

	Common Stock		Additional	Accumulated	Net Shareholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)

Balance at September 30, 2019	1,092,266,844	$1,092,266	$54,160,836	$(55,582,010)	$(328,908)
Cumulative adjustment upon ASC 842 adoption	—	—	—	16,429	16,429
Stock based compensation	—	—	367,841	—	367,841
Common stock issued for conversion of convertible note payable and accrued interest	17,919,455	17,920	530,471	—	548,391
Common stock registration costs	—	—	(15,398)	—	(15,398)
Stock Issued to extinguish liability	38,423,221	38,423	1,498,506	—	1,536,929
Net Loss	—	—	—	(153,143)	(153,143)
Balance at December 31, 2019	1,148,609,520	$1,148,609	$56,542,256	$(55,718,724)	$1,972,141

For the Three Months Ended December 31, 2018

	Common Stock		Additional	Accumulated	Net Shareholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)

Balance at September 30, 2018	832,013,272	$832,013	$36,640,009	$(41,858,257)	$(4,386,235)
Stock based compensation	—	—	393,000	—	393,000
Common stock and warrants issued for cash	19,325,000	19,325	946,925	—	966,250
Net Loss	—	—	—	(346,319)	(346,319)
Balance at December 31, 2018	851,338,272	$851,338	$37,979,934	$(42,204,576)	$(3,373,304)

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31, 2019	December 31, 2018
OPERATING ACTIVITIES
Net Loss	$(153,143)	$(346,319)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used In) Operating Activities:
Capitalization of Interest Expense	(442,338)	(77,542)
Depreciation	1,535	1,309
Stock Based Compensation	181,166	74,342
(Gain)Loss on Derivative Financial Instruments	(1,224,527)	196,266
Debt Discount Amortization	238,039	—
Loss Recorded to Interest Expense for Issuance of Convertible Notes	32,539	—
Loss on Debt Extinguishment	879,522	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	5,769,927	(6,707,634)
Prepaid Expenses and Other Current Assets	142,902	38,883
Deposits from Joint Interest Owners	—	(2,622,000)
Accounts Payable	(3,086,387)	8,890,616
Related Party Payable	14,880	14,878
Accrued Interest	204,298	119,805
Other	(8,864)	30,317
Net Cash Provided By (Used In) Operating Activities	2,549,549	(387,079)

INVESTING ACTIVITIES
Insurance Proceeds Received	637,875	—
Expenditures for Oil and Gas Properties	(970,353)	(1,411,914)
Net Cash Provided By (Used In) Investing Activities	(332,478)	(1,411,914)

FINANCING ACTIVITIES
Proceeds from Issuance of Convertible Notes Payable	435,000	—
Payments on Note Payable	(19,594)	(26,035)
Net Cash Provided By (Used In) Financing Activities	415,406	(26,035)

Net Increase/(Decrease) in Cash	2,632,477	(1,825,028)
Beginning Cash Balance	1,138,919	5,621,814
Ending Cash Balance	$3,771,395	$3,796,786

Supplemental Schedule of Cash Flow Activities:
Cash Paid for Interest	$1,030	$1,335
Non-Cash Financing and Investing Activities:
Prepaid Asset Financed by Note Payable	$220,629	$146,310
Capital Expenditures Included in Accounts Payable	$480,900	$1,360,433
Stock-Based Compensation Capitalized to Unproved Properties	$186,675	$318,658
Accounts Receivable Exchanged for Working Interest in Oil and Natural Gas Properties	$3,629,789	$—
Accrued Expense Extinguished through Issuing Common Stock	$1,536,929	$—
Funds Received from Capital Raise Transferred to Equity	$—	$965,800
Stock Issued to Settle Convertible Promissory Notes and Accrued Interest	$548,391	$—
Derivative Liability Related to Issuance of Convertible Debentures recorded as Debt Discount	$433,425	$—
Convertible Debenture Proceeds Retained by Lender to Settle Loan Issuance Costs	$65,000	$—

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

December 31, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company” or “GulfSlope”) is an independent oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana. The Company has leased seven federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases”) and licensed three-dimensional (3-D) seismic data in its area of concentration.

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

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2019, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and filed with the Securities and Exchange Commission on December 30, 2019.

Cash

GulfSlope considers highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2019 and September 30, 2018.

Liquidity/Going Concern

The Company has incurred accumulated losses as of December 31, 2019 of $55.7 million, has negative working capital of $19.6 million and for the three months ended December 31, 2019 generated losses of $0.2 million. Further losses are anticipated in developing our business. As a result, there exists substantial doubt about our ability to continue as a going concern. As of December 31, 2019, we had $3.8 million of unrestricted cash on hand, $3.1 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures through February 2021. The $10.0 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $13.3 million of current principal and interest as of December 31, 2019. The Company plans to finance operations and planned expenditures through equity and/or debt financings and/or farm-out agreements. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all or that obligations can be extended. If the Company is not successful in obtaining financing or extending obligations, operations would need to be curtailed or ceased, or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable

The Company records an accounts receivable for operations expense reimbursements due from joint interest partners. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. If the Company determines any account to be uncollectible based on significant delinquency or other factors, the receivable and the underlying asset are assessed for recovery. As of December 31, 2019 and 2018, no allowance was recorded. Accounts receivable from oil and gas joint operations and joint ventures is $2.7 million and $8.5 million at December 31, 2019 and 2018, respectively.

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired. The Company has drilled two well bores and is currently evaluating such wells for proved reserves. Accordingly such costs are included as suspended well costs at December 31, 2019 and it is expected that a final analysis will be completed in the next nine months at which time the costs will be transferred to the full cost pool.

Asset Retirement Obligations

The Company’s asset retirement obligations will represent the present value of the estimated future costs associated with plugging and abandoning oil and natural gas wells, removing production equipment and facilities and restoring the seabed in accordance with the terms of oil and gas leases and applicable state and federal laws. Determining asset retirement obligations requires estimates of the costs of plugging and abandoning oil and natural gas wells, removing production equipment and facilities and restoring the sea bed as well as estimates of the economic lives of the oil and gas wells and future inflation rates. The resulting estimate of future cash outflows will be discounted using a credit-adjusted risk-free interest rate that corresponds with the timing of the cash outflows. Cost estimates will consider historical experience, third party estimates, the requirements of oil and natural gas leases and applicable local, state and federal laws, but do not consider estimated salvage values. Asset retirement obligations will be recognized when the wells drilled reach total depth or when the production equipment and facilities are installed or acquired with an associated increase in proved oil and gas property costs. Asset retirement obligations will be accreted each period through depreciation, depletion and amortization to their expected settlement values with any difference between the actual cost of settling the asset retirement obligations and recorded amount being recognized as an adjustment to proved oil and gas property costs. Cash paid to settle asset retirement obligations will be included in net cash provided by operating activities from continuing operations in the statements of cash flows. On a quarterly basis, when indicators suggest there have been material changes in the estimates underlying the obligation, the Company reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. At least annually, the Company will assess all of its asset retirement obligations to determine whether any revisions to the obligations are necessary. Future revisions could occur due to changes in estimated costs or well economic lives, or if federal or state regulators enact new requirements regarding plugging and abandoning oil and natural gas wells. The Company has drilled two well bores and is currently evaluating these wells. The two wellbores drilled in 2018 and 2019, were both plugged while the company continues to evaluate well log data and therefore the costs related to the asset retirement obligation were incurred. Such costs were recognized as capitalized oil and gas costs. The asset retirement obligation was completely extinguished in that if the wells prove not to be commercially viable, there is no further cost needed to remediate the site.

Derivative Financial Instruments

The accounting treatment of derivative financial instruments requires that the Company record certain embedded conversion options and warrants as liabilities at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date with any change in fair value recorded as income or expense. As a result of entering into certain note agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors, as long as the certain variable convertible instruments exist.

Basic and Dilutive Earnings Per Share

Basic loss per share (“EPS”) is computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding for the period (denominator). Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants, restricted stock and convertible notes payable. The number of potential common shares outstanding relating to stock options, warrants, and restricted stock is computed using the treasury stock method. The number of potential common shares related to convertible notes payable is determined using the if-converted method.

As the Company has incurred losses for the three months ended December 31, 2019 and 2018, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of December 31, 2019 and 2018, there were 437,801,338 and 223,537,733 potentially dilutive shares, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” and in March 2019, the FASB issued ASU No. 2019-01, “Leases: Codification Improvements”, which updated the accounting guidance related to leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. They also clarify implementation issues. These updates are effective for public companies for annual periods beginning after December 15, 2018, including interim periods therein. Accordingly, the standard was adopted by the Company on October 1, 2019. The standard was applied utilizing a modified retrospective approach and is reflected in these financial statements. See Note 10.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  The Company adopted this new standard effective January 1, 2019 with no material impact to stock compensation issued to non-employees during the three months ended December 31, 2019.

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

The Company, as the operator of two wells drilled in the Gulf of Mexico, has incurred tangible and intangible drilling costs for the wells in process and has billed its working interest partners for their respective shares of the drilling costs to date. GulfSlope drilled the first well, Canoe, to a total depth of 5,765 feet (5,670 feet TVD) and encountered no problems while drilling. The well completed drilling in August 2018 and based on Logging-While-Drilling (LWD) and Isotube analysis of hydrocarbon samples, oil sands were encountered. A full integration of the well information and seismic data is being performed for further evaluation of the shallow potential of the wellbore and the block, and to define commerciality of these oil pays. Multiple open hole plugs were set across several intervals and the well is equipped with a mud-line suspension system for possible future re-entry. A deeper subsalt prospect exists on the Canoe lease block, for which the block was originally leased. Calibration of seismic amplitudes, petrophysical analysis, reservoir engineering and scoping of development is currently underway to determine the commerciality of these sands, and that work is expected to be completed during the second calendar quarter of 2020.

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

In January 2019, the Tau well experienced an underground control of well event and as a result, the Company filed an insurance claim pursuant to its insurance policy (the “Policy”) with its insurance underwriters (the “Underwriters”). The total amount of the claim was approximately $10.8 million for 100% working interest after the insurance deductible amount. The Company received approximately $2.5 million of this amount and credited wells in process for approximately $0.9 million for the Company’s portion, and recorded an accrued payable for approximately $1.6 million, pending evaluation of distributions to the working interest owners. During the quarter ended December 31, 2019, the accrued payable was settled by the issuance to the working interest partner of approximately 38.4 million shares of the Company’s common stock.

In May 2019, the Tau well experienced a second underground control of well event and as a result, the Company filed an insurance claim. The Underwriters have acknowledged confirmation of coverage, subject to the Policy terms and conditions, related to a subsurface well occurrence that happened during the drilling of the Company's Tau on May 5, 2019, during drilling operations at a measured depth of 15,254 feet. The Company subsequently controlled the occurrence and ceased drilling operations and plugs were placed in the well to meet regulatory requirements prior to rig release. Pursuant to the Policy terms and conditions, the Underwriters will reimburse GulfSlope for qualified actual costs and expenses incurred to (i) regain control of the well, and (ii) restore or re-drill the well to 15,254 feet. Total costs and expenses to regain control of the well are estimated at approximately $4.8 million (net of deductible) for 100% working interest and approximately $2.6 million has been received as of December 31, 2019. GulfSlope’s share of this amount was approximately $0.6 million.

As of December 31, 2019, the Company’s oil and natural gas properties consisted of unproved properties, wells in process and no proved reserves. During the three months ended December 31, 2019 and 2018, the company capitalized approximately $0.4 million and $0.1 million of interest expense to oil and natural gas properties, respectively, and approximately $0.3 million and $0.3 million of general and administrative expenses, capitalized to oil and natural gas properties, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into convertible promissory notes whereby it borrowed a total of $8,675,500 from John Seitz, the chief executive officer (“CEO”). The notes are due on demand, bear interest at the rate of 5% per annum, and $5,300,000 of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of December 31, 2019, the total amount owed to John Seitz is $8,675,500.  This amount is included in loans from related parties within the balance sheet. There was a total of $2,191,739 of unpaid interest associated with these loans included in accrued interest payable within the balance sheet as of December 31, 2019.

On November 15, 2016, a family member of the CEO entered into a $50,000 convertible promissory note with associated warrants (“Bridge Financing”) under the same terms received by other investors (see Note 5).

Domenica Seitz CPA, related to John Seitz, has provided accounting consulting services to the Company. During the three month period ended December 31, 2019 and 2018, the services provided were valued at $14,880, respectively. The amount owed to this related party totals $380,784 and $365,904 at December 31 2019 and September 30, 2019, respectively. The Company has accrued these amounts, and they have been reflected in related party payable in the December 31, 2019 financial statements.

See Note 5 for a description of the Delek term loan replaced by convertible debenture.

NOTE 5 – TERM LOAN AND CONVERTIBLE PROMISSORY NOTES

Bridge Financing Notes

Between June and November 2016, the Company issued eleven convertible promissory notes (“Bridge Financing Notes”) with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000, including $222,000 from related parties. These notes had a maturity of one year (which has been extended to April 30, 2020), an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. The remaining note balances at December 31, 2019 and 2018 are $277,000, respectively, with remaining unamortized debt discounts of $56,620 and zero, respectively. Debt discount amortization for the three months ended December 31, 2019 and 2018 was approximately $43,000 and zero, respectively. Accrued interest for the quarter ended December 31, 2019, was approximately $6,000 and cumulative accrued interest was approximately $77,000.

Delek Note

On March 1, 2019, the Company entered into a term loan agreement with Delek, where Delek agreed to provide the Company with multiple draw term loans in an aggregate stated principal amount of up to $11.0 million, of which $10.0 million was initially advanced and subsequently converted to equity through the exercise of a warrant. The maturity date of the facility was September 4, 2019, and until such time any loans would bear interest at a rate per annum equal to 5.0% or 7% upon the occurrence of default. Amounts outstanding under the Term Loan Agreement are secured by a security interest in substantially all of the properties and assets of the Company. On April 19, 2019, the Company borrowed the remaining $1.0 million under this agreement.

The term loan facility expired as of September 4, 2019, and in October 2019, the Company signed a Post-Drilling Agreement with Delek modifying this arrangement. The Post-Drilling Agreement states that as payoff for the Company’s outstanding obligations of $1,000,000 plus accrued interest (and additional fees of approximately $200,000), the Company shall issue a convertible note payable to Delek in the amount of $1,220,548. The new note is convertible at the option of Delek at a conversion price of $0.05 per share, and in the event of default the conversion rate adjusts to 60% of the lowest volume weighted average price in the previous 20 trading days. Interest on the note accrues at 12% per annum (15% upon default) and the maturity of the note is October 22, 2020. The Company has a right to prepay all principal and accrued interest prior to maturity. At December 31, 2019, the accrued interest payable related to this note was approximately $30,000.

The Company accounted for this transaction as an extinguishment of the prior note given the addition of the substantive conversion feature discussed above. In addition, The Company concluded that the embedded conversion feature within the note requires derivative accounting treatment under ASC 815, Derivatives and Hedging due to the potential variable conversion feature which lacks an explicit limit on the number of shares that may require upon conversion. Accordingly, the Company valued the embedded conversion feature and host instrument at their fair values of $479,498 and $1,220,548, respectively, and recognized a loss on extinguishment of $676,785. The fair value of the host note was determined by discounting the future cash flows of the note at a market participant-based rate of interest. Further, since the embedded conversion feature is a derivative liability, it is subsequently remeasured to fair value each reporting period. The fair value of the embedded conversion option was $119,647 at December 31, 2019.

The fair value of the embedded conversion feature was determined utilizing a Geometric Brownian Motion Stock Path Based Monte Carlo Simulation that utilized the following key assumptions:

	October 17, 2019	December 31, 2019
Stock Price	$0.041	$0.025
Fixed Exercise Price	$0.050	$0.050
Volatility	138%	110%
Term (Years)	1.00	0.80
Risk Free Rate	1.59%	1.59%

June 2019 Convertible Debenture

On June 21, 2019, the Company entered into a securities purchase agreement to borrow up to $3,000,000 through the issuance convertible debentures (“Convertible Debentures”) and associated warrants. On June 21, 2019, approximately $2,100,000 of Convertible Debentures were purchased with other tranches closing on August 7, 2019 for $400,000 and November 6, 2019 for $500,000. All tranches accrue interest at eight percent per annum, mature on June 21, 2020, and are convertible at the option of the holder any time after issuance into common stock at a conversion rate of the lesser of: (1) $0.05 per share; or (2) 80% of the lowest volume weighted adjusted price (as reported by Bloomberg, LP) for the ten consecutive trading days immediately preceding conversion, and in the event of default the conversion rate adjusts to 60% of the lowest volume weighted average price in the previous 20 trading days.

In addition, the holder received warrants to purchase an aggregate of 50 million shares of common stock at an exercise price of $0.04 per share. Such warrants expire on the fifth anniversary of issuance. In total the offering costs incurred related to this convertible debenture were approximately $398,000 ($65,000 incurred during the three months ended December 31, 2019).

The Company evaluated the conversion feature and concluded that it should be bifurcated and accounted for as a derivative liability due to the variable conversion feature which does not contain an explicit limit on the number of shares that are required to be issued. In addition, the Company concluded the warrants required treatment as derivative liabilities as the Company could not assert in has sufficient authorized but unissued shares to settle the warrants upon exercise when taking into account other stock-based commitments including the Convertible Debentures. Accordingly, the embedded conversion feature and warrants were recorded at fair value at issuance and are subsequently remeasured to fair value each reporting period. The Company recognized gains of approximately $770,000 and $131,000 for the three months ended December 31, 2019 related to the change in fair value of the embedded conversion feature and warrants, respectively.

In addition, during the three months ended December 31, 2019, the lender converted $300,000 of principal and $83,637 of accrued interest. Given the embedded conversion feature for the debenture is bifurcated for accounting purposes, this represents the issuance of common stock to extinguish two liabilities. The common stock issued was recorded at its fair value on the dates of issuance ($548,391) and a loss on extinguishment of debt was recognized for approximately $279,584.

The fair value of the embedded conversion feature was determined utilizing a Geometric Brownian Motion Stock Path Based Monte Carlo Simulation that utilized the following key assumptions:

	Conversions for the quarter ended December 31, 2019	December 31, 2019
Stock Price	$0.030 – 0.034	$0.025
Fixed Exercise Price	$0.050	$0.050
Volatility	77- 115%	82 -111%
Term (Years)	0.5 - 0 .62	0.47 - 0.85
Risk Free Rate	1.58 – 1.62%	1.59 – 1.60%

In addition to the fixed exercise price noted above, the model incorporates the variable conversion price which is simulated as 80% of the lowest trading price within the ten consecutive days preceding presumed conversion.

The Company’s convertible promissory notes consisted of the following as of December 31, 2019.

	Notes	Discount	Notes, Net of Discount
Convertible Notes Payable	$4,147,548	$(2,444,907)	$1,702,641
Total	$4,147,548	$(2,444,907)	$1,702,641

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s derivative financial instruments that were accounted for at fair value on a recurring basis as of December 31, 2019:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value as of
Derivative Financial Instrument at September 30, 2019	$—	$(3,534,456)	$—	$(3,534,456)
Derivative financial instrument(1)	—	(715,779)	—	(715,779)
Change in fair value for the three months ended December 31, 2019		1,224,527		1,224,527
Derivative Financial Instrument at December 31, 2019	$—	$(3,025,708)	$—	$(3,025,708)

(1)	Represents derivatives recorded resulting from the embedded conversion feature and warrants associated with the convertible debentures purchased during the three months ended December 31, 2019.

Non-recurring fair value assessments include impaired oil and natural gas property assessments and stock-based compensation. During the three months ended December 31, 2019, the Company recorded stock-based compensation expense of $367,841 of which $186,675 was capitalized to oil and gas properties.

NOTE 7 – COMMON STOCK/PAID IN CAPITAL

As discussed in Note 5, the Company issued 17,919,455 common shares with a fair value of $548,391 upon partial conversions of the notes and related accrued interest during the three months ended December 31, 2019. The common shares were valued based upon the closing common share prices on the respective conversion dates.

The Company issued 38,423,221 common shares with a fair value of $1,536,929 to extinguish an accrued expense that totaled $1,613,775. The common shares were valued based upon the closing common share price on the date of settlement resulting in a gain on the extinguishment of the obligation of approximately $77,000.

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

NOTE 8 – STOCK-BASED COMPENSATION

During the three months ended December 31, 2019, upon the passing of a member of the management team, the Company modified a stock option grant for three million shares made to said management team member in June 2018 to vest such award immediately. The Company recorded approximately $8,000 in additional compensation expense related to this modification.

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using the Black Scholes option pricing model, and is recognized over the vesting period. The Company recognized $367,841 and $393,000 in stock-based compensation expense for the quarters ended December 31, 2019 and 2018, respectively. A portion of these costs, $186,675 and $318,658 were capitalized to unproved properties for the three months ended December 31, 2019 and December 31, 2018, respectively, with the remainder recorded as general and administrative expenses for each respective period.

The following table summarizes the Company’s stock option activity during the three months ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2019	104,500,000	$0.0605
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2019	104,500,000	$0.0605	2.07
Vested and expected to vest	104,500,000	$0.0605	2.07
Exercisable at December 31, 2019	82,500,000	$0.0565	1.92

As of December 31, 2019, there was approximately $0.6 million of unrecognized stock-based compensation expense to be recognized over a period of four months.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company reached an agreement with a vendor in August 2018 for the settlement of approximately $1 million in debt. The vendor was paid approximately $0.16 million in cash and 10 million shares of GulfSlope common stock. The agreement contains a provision that upon the sale of the common stock if the original debt is not fully satisfied, full payment will be made under a mutually agreed payment plan. If the stock is sold for a gain any surplus in excess of $1.3 million shall be a credit against future purchases from the vendor. The agreement was determined to meet the definition of a derivative in accordance with ASC 815. At December 31, 2019 there is a derivative financial instrument liability of approximately $0.6 million.

In November 2019, the Company purchased a directors and officers’ insurance policy for approximately $241,000 and financed approximately $241,000 of the premium by executing a note payable. The balance of the note payable at December 31, 2019, is approximately $201,000.

NOTE 10 – LEASES

Effective October 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), and all related amendments (“ASC 842”) using the modified retrospective approach. In July 2018, the FASB approved an optional transition method that removed the requirement to restate prior period financial statements upon adoption of the standard with a cumulative-effect adjustment to retained earnings in the period of adoption and we elected to apply this transition method. As a result, the comparative period information has not been restated and continues to be reported under the accounting standards in effect for the period presented. The adoption of ASC 842 had no impact to our previously reported results of operations or cash flows.

The following table depicts the cumulative effect of the changes made to our September 30, 2019 balance sheet for the adoption of ASC 842 effective on October 1, 2019:

	Balance at September 30, 2019	Impact of Adoption of ASC 842	Adjusted Balance at October 1, 2019
Assets:
Operating lease right of use assets	$0	$104,363	$104,363

Current Liabilities:
Other (Deferred Credit Office Lease)	$42,746	($42,746)	—
Current portion of operating lease liabilities	$0	$74,114	$74,114

Noncurrent Liabilities:
Operating lease liabilities	$0	$56,565	$56,565

Equity:
Accumulated Deficit	($55,582,010)	$16,429	($55,565,581)

The adoption of ASC 842 primarily resulted in the recognition of operating lease liabilities totaling $130,679, based upon the present value of the remaining minimum rental payments using discount rates as of the adoption date. In addition, we recorded corresponding right-of-use assets totaling $104,363 based upon the operating lease liabilities adjusted for deferred rent and lease incentives. In addition, we recorded a $16,429 cumulative effect of initially adopting ASC 842 as an adjustment to the opening balance of accumulated deficit.

NOTE 11 – SUBSEQUENT EVENTS

Additional insurance proceeds of approximately $0.07 million were received in January 2020 for 100% working interest related to the Tau well incident (see Note 3).

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

We have historically operated our business with working capital deficits and these deficits have been funded by equity and debt investments and loans from management. As of September 30, 2019, we had $3.8 million of cash on hand, $3.1 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures through February 2021. The Company plans to finance its operations through the issuance of equity and/or debt financings. There are no assurances that financing will be available with acceptable terms, if at all.

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

We currently hold seven leases that comprise five prospects and we intend to evaluate additional potential sources for growth opportunities with companies that hold active leases in our core area. Our leases have a five-year primary term, expiring in 2020, 2022 and 2023. BOEM’s regulatory framework provides multiple options for leaseholders to apply to receive extensions of lease terms under specified conditions. GulfSlope is exploring all options contained in BOEM’s regulatory framework to extend the terms of the leases. Additional prospective acreage can be obtained through lease sales, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic licensing, acquisition, processing, and/or interpretation may become highly advantageous, in order to more precisely define the most optimal drillable location(s), particularly for development of discoveries.

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

Current Operations

The Company has been conducting pre-drill operations for two prospects to include the Tau prospect which is anticipated to be redrilled in 2020. The Company expects that its current claim under the Policy will provide for a replacement well with all costs covered to the depth of 15,254 feet. The Company will continue drilling operations to a total depth of approximately 21,000 feet with incremental costs to be borne by the working interest participants in the well. The Exploration Plan and the APD for this well have been filed with BOEM and are pending approval.

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

The Tau Prospect is located approximately six miles northeast of the Mahogany Field, discovered in 1993. The Mahogany Field is recognized as the first commercial discovery below allocthonous salt in the Gulf of Mexico. The Tau Prospect is defined by mapping of 3D seismic reprocessed by RTM methods. Drilling operations on the Tau subsalt prospect commenced in September 2018. The wellbore is designed to test multiple Miocene horizons trapped against a well-defined salt flank, including equivalent reservoir sands discovered and developed at the nearby Mahogany Field. The surface location for Tau is located in 305 feet of water. In January 2019, the Tau well experienced an underground control of well event and as a result, we filed an insurance claim with its insurance underwriters for a net amount of approximately $10.8 million for 100% working interest. The insurance claim was subsequently approved. On May 13, 2019, GulfSlope announced the Tau well was drilled to a measured depth of 15,254 feet, as compared to the originally permitted 29,857 foot measured depth. Producible hydrocarbon zones were not established to the current depth, but hydrocarbon shows were encountered. Complex geomechanical conditions required two by-pass wellbores, one sidetrack wellbore, and eight casing strings to reach the current depth. Equipment limitations prevent further drilling at this time. In addition, the drilling rig had contractual obligations related to another operator. Due to these factors, the Company has elected to temporarily abandon this well in a manner that would allow for re-entry at a later time. The Company is planning for a redrill of theTau prospect in 2020.

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired. The Company has drilled two well bores and is currently evaluating such wells for proved reserves. Accordingly, such costs are included as suspended well costs at December 31, 2019 and it is expected that a final analysis will be completed in the next nine months at which time the costs will be transferred to the full cost pool.

As of December 31, 2019, the Company’s oil and gas properties consisted of wells in process, capitalized exploration and acquisition costs for unproved properties and no proved reserves.

Property and equipment are carried at cost. We assess the carrying value of our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

There has been no change to our critical accounting policies as included in our annual report on Form 10-K as of September 30, 2019, which was filed with the Securities and Exchange Commission on December 30, 2019.

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

There was no revenue during the three months ended December 31, 2019 and December 31, 2018. General and administrative expenses were approximately $0.5 million for the three months ended December 31, 2019, compared to approximately $0.1 million for the three months ended December 31, 2018. This increase was primarily due to overhead reimbursements from our working interest partners. Interest expense was approximately $0.02 million for the three months ended December 31, 2019 net of approximately $0.4 million of interest expense capitalized to unevaluated oil and natural gas properties, as compared to $0.2 million for the year ended December 31, 2018. Loss on debt extinguishment was approximately $0.9 million for the three months ended December 31, 2019 and nil for the three months ended December 31, 2018. This increase was primarily due to a loan extinguishment and restructure plus accrued interest conversions in exchange for the issuance of common stock for the three months ended December 31, 2019. Gain on derivative financial instrument was $1.2 million and a loss of $0.2 million for the three months ended December 31, 2019 and 2018, respectively, which was caused by the change in fair value of the underlying derivative financial instruments.

Liquidity and Capital Resources

The Company has incurred accumulated losses for the period from inception to December 31, 2019, of approximately $55.7 million, and has a negative working capital of $19.6 million. For the three months ended December 31, 2019, the Company has generated losses of $0.2 million and net cash flows from operations of $1.8 million. As of December 31, 2019, we had $3.8 million of cash on hand, $3.1 million of this amount is for joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through February 2021. The $10 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $13.3 million as of December 31, 2019. The Company plans to finance its operations through the issuance of equity and debt financings. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended December 31, 2019, the Company received approximately $1.7 million of net cash from operating activities, compared with approximately $0.4 million of net cash used in operating activities for the three months ended December 31, 2018, due to approximately $5.8 million decrease in receivables offset by a $4.0 million decrease in accounts payable. For the three months ended December 31, 2019, we received approximately $0.6 million of cash from investing activities compared with approximately $1.4 million of cash used in investing activities for the three months ended December 31, 2018, primarily due to a $0.1 million investment in oil and gas properties for the three months ended December 31, 2019 and approximately $1.4 million investment in oil and gas properties for the three months ended December 31, 2018. For the three months ended December 31, 2019 we received approximately $0.4 million of net cash from financing activities, compared with approximately $0.03 million used in financing activities for the three months ended December 31, 2018. This increase is due to debt proceeds received from the purchase of convertible debentures during the three months ended December 31, 2019.

We will need to raise additional funds to cover expenditures planned after February 2020, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third-party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations, or the Company would need to sell assets or consider alternative plans up to and including restructuring.

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

At December 31, 2019 we had approximately $13.3 million of fixed-rate debt outstanding. All fixed-rate debt has a weighted average interest rate of 6.32%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

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

As noted in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, the design and operating effectiveness of our controls were inadequate to ensure that certain account analysis and accounting judgments related to certain estimates throughout the year were properly accounted for and reviewed in a timely manner.

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

Changes in Internal Control Over Financial Reporting

Management is in the process of adding additional resources with expertise in accounting for complex accounting matters, including timely review and is investigating expansion of the accounting department in its ongoing remediation efforts of the material weaknesses reported by management in our Annual Report on Form 10-K. Other than the ongoing remediation efforts, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

Item 1A. Risk Factors

Not required for smaller reporting companies.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GulfSlope Energy, Inc. incorporated by reference to Exhibit 3.1 of Form 8-K filed May 24, 2018.

3.2	Amended and Restated Bylaws of GulfSlope Energy, Inc., incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended June 30, 2014.

4.1	Common Stock Specimen, incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended September 30, 2012.

31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(3)	XBRL Instance Document.

101.SCH(3)	XBRL Schema Document.

101.CAL(3)	XBRL Calculation Linkbase Document.

101.DEF(3)	XBRL Definition Linkbase Document.

101.LAB(3)	XBRL Label Linkbase Document.

101.PRE(3)	XBRL Presentation Linkbase Document.

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	02/14/2020	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	02/14/2020	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer

