Form 10-Q
period 2020-03-31
GULFSLOPE ENERGY, INC.
filed 2020-06-30
CIK 1341726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

Commission File No. 000-51638

GULFSLOPE ENERGY, INC.
(Exact Name of Issuer as Specified in its Charter)

Delaware	16-1689008
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1331 Lamar St., Suite 1665
Houston, Texas 77010
(Address of Principal Executive Offices)

(281) 918-4100
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	GSPE	OTC QB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act“) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,“ “accelerated filer,“ “smaller reporting company,“ and “emerging growth company“ in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, on June 27, 2020, was 1,212,337,346.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report“) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact included in this communication, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this communication, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast, “may,” “objective,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, anticipated impact of the COVID-19 outbreak, and other factors that may affect our future results and business, generally, including those discussed in the Company’s periodic reports that are filed with the SEC and available on the SEC’s website (http://www.sec.gov).

Should one or more of these risks occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements, expressed or implied, are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, to reflect events or circumstances after the date of this communication.

PART I – FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

GulfSlope Energy, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2020	September 30, 2019
Assets
Current Assets
Cash	$2,815,558	$1,138,919
Accounts Receivable	2,717,823	8,493,308
Prepaid Expenses and Other Current Assets	165,534	137,173
Total Current Assets	5,698,915	9,769,400
Property and Equipment, net	9,775	13,014
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	21,346,756	17,338,978
Other Non-Current Assets	24,785	3,662,231
Operating Lease Right of Use Asset	80,978	—
Total Non-Current Assets	21,462,294	21,014,223
Total Assets	$27,161,209	$30,783,623
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$7,571,042	$12,747,382
Related Party Payable	395,664	365,904
Accrued Interest Payable	2,549,425	2,282,217
Accrued Expenses and Other Payables	268,862	1,949,360
Loans from Related Parties	8,725,500	8,725,500
Note Payable	408,705	267,000
Convertible Notes Payable, net of Debt Discount	2,079,917	1,197,966
Derivative Financial Instruments	2,217,222	3,534,456
Current Portion of Operating Lease Liability	68,391	—
Other	—	42,746
Total Current Liabilities	24,284,728	31,112,531
Operating Lease Liability, net of Current Portion	29,299	—
Total Non-Current Liabilities	29,299	—
Total Liabilities	24,314,027	31,112,531
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000,000 shares; issued and outstanding 1,212,337,346 and 1,092,266,844 as of March 31, 2020 and September 30, 2019, respectively	1,212,337	1,092,266
Additional Paid-in-Capital	57,988,449	54,160,836
Accumulated Deficit	(56,353,604)	(55,582,010)
Total Stockholders’ Equity (Deficit)	2,847,182	(328,908)
Total Liabilities and Stockholders’ Equity (Deficit)	$27,161,209	$30,783,623

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—
General and Administrative Expenses	436,317	387,221	913,241	516,658
Net Loss from Operations	(436,317)	(387,221)	(913,241)	(516,658)
Other Income/(Expenses):
Interest (Expense) Income, net	6,406	(395)	(14,819)	(21,010)
Loss on Debt Extinguishment	(719,245)	(5,099,340)	(1,598,767)	(5,099,340)
Gain (Loss) on Derivative Financial Instrument	514,276	179,274	1,738,803	(16,992)
Net Loss Before Income Taxes	(634,880)	(5,307,682)	(788,024)	(5,654,000)
Provision for Income Taxes	—	—	—	—
Net Loss	$(634,880)	$(5,307,682)	$(788,024)	$(5,654,000)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	1,167,666,326	919,010,230	1,136,495,196	875,033,746

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

For the Three Months Ended March 31, 2020

	Common Stock		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	1,148,609,520	$1,148,609	$56,542,256	$(55,718,724)	$1,972,141
Stock based compensation	—	—	360,250	—	360,250
Common stock issued for conversion of convertible note and accrued interest	63,727,826	63,728	1,085,943	—	1,149,671
Net Loss	—	—	—	(634,880)	(634,880)
Balance at March 31, 2020	1,212,337,346	$1,212,337	$57,988,449	$(56,353,604)	$2,847,182

For the Three Months Ended March 31, 2019

	Common Stock		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	851,338,272	$851,338	$37,979,933	$(42,204,575)	$(3,373,304)
Stock based compensation	—	—	409,103	—	409,103
Warrants issued in debt transaction	—	—	4,643,087	—	4,643,087
Stock issued for warrant exercise	238,095,238	238,095	9,761,905	—	10,000,000
Net Loss	—	—	—	(5,307,682)	(5,307,682)
Balance at March 31, 2019	1,089,433,510	$1,089,433	$52,794,028	$(47,512,257)	$6,371,204

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Six Months Ended March 31, 2020 and 2019

(unaudited)

For the Six Months Ended March 31, 2020

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at September 30, 2019	1,092,266,844	$1,092,266	$54,160,836	$(55,582,010)	$(328,908)
Cumulative adjustment upon ASC 842 adoption	—	—	—	16,430	16,430
Stock based compensation	—	—	728,091	—	728,091
Common stock issued for conversion of convertible note and accrued interest	81,647,281	81,648	1,616,414	—	1,698,062
Common stock registration costs	—	—	(15,398)	—	(15,398)
Stock issued to extinguish liability	38,423,221	38,423	1,498,506	—	1,536,929
Net Loss	—	—	—	(788,024)	(788,024)
Balance at March 31, 2020	1,212,337,346	$1,212,337	$57,988,449	$(56,353,604)	$2,847,182

For the Six Months Ended March 31, 2019

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at September 30, 2018	832,013,272	$832,013	$36,640,009	$(41,858,257)	$(4,386,235)
Stock based compensation	—	—	802,102	—	802,102
Warrants issued in debt transaction	—	—	4,643,087	—	4,643,087
Stock issued in capital raise	19,325,000	19,325	946,925	—	966,250
Stock issued for warrant exercise	238,095,238	238,095	9,761,905	—	10,000,000
Net Loss	—	—	—	(5,654,000)	(5,654,000)
Balance at March 31, 2019	1,089,433,510	$1,089,433	$52,794,028	$(47,512,257)	$6,371,204

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31
	2020	2019
OPERATING ACTIVITIES
Net Loss	$(788,024)	$(5,654,000)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used In) Operating Activities:
Capitalization of Interest Expense	(1,125,637)	(183,299)
Depreciation	3,239	2,590
Stock Based Compensation	354,741	260,648
(Gain) Loss on Derivative Financial Instruments	(1,738,803)	16,992
Debt Discount Amortization	716,179	11,449
Loss Recorded to Interest Expense for Issuance of Convertible Notes	32,539	—
Loss on Debt Extinguishment	1,598,767	5,099,340
Changes in Operating Assets and Liabilities:
Accounts Receivable	4,585,554	(4,108,013)
Prepaid Expenses and Other Current Assets	192,268	64,741
Deposits from Joint Interest Owners	—	(4,078,786)
Accounts Payable	(2,793,945)	3,384,095
Related Party Payable	29,760	29,758
Accrued Interest	409,458	237,921
Other	(18,349)	19,553
Net Cash Provided By (Used In) Operating Activities	1,457,747	(4,897,011)

INVESTING ACTIVITIES
Insurance Proceeds Received	1,094,812	—
Additions to Oil and Gas Properties	(1,231,994)	(5,658,105)
Net Cash Provided By (Used In) Investing Activities	(137,182)	(5,658,105)

FINANCING ACTIVITIES
Notes Payable Proceeds	435,000	10,000,000
Payments on Note Payable	(78,926)	(65,555)
Net Cash Provided By Financing Activities	356,074	9,934,445

Net Increase/(Decrease) in Cash	1,676,639	(620,671)
Beginning Cash Balance	1,138,919	5,621,814
Ending Cash Balance	$2,815,558	$5,001,143

Supplemental Schedule of Cash Flow Activities:
Cash Paid for Interest	$3,568	$2,870
Non-Cash Financing and Investing Activities:
Prepaid Asset Financed by Note Payable	$220,629	$146,310
Debt Issuance Costs in Accounts Payable	$—	$467,704
Stock-Based Compensation Capitalized to Oil and Gas properties	$373,350	$541,905
Loans Extinguished through Exercise of Warrants	$—	$10,000,000
Oil and Gas Property Additions Included in Accounts Payable	$266,583	$2,579,486
Funds Received from Capital Raise Transferred to Equity	$—	$965,250
Common Stock Issued upon Conversion of Convertible Notes Payable and Accrued Interest	$1,698,062	$—
Derivative Liability Related to Issued Convertible Note	$433,425	$—
Convertible Debenture Proceeds Retained by Lender to Settle Loan Issuance Costs	$65,000	$—
Accounts Payable Vendor Adjustments	$1,685,699	$—
Accrued Expenses Extinguished through Issuing Common Stock	$1,613,775	$—
Accounts Receivable Exchanged for Working Interest in Oil and Gas Properties	$3,629,789	$—

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

March 31, 2020

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company“ or “GulfSlope“) is an independent oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana. The Company has leased seven federal Outer Continental Shelf blocks (referred to as “prospect,“ “portfolio“ or “leases“) and licensed three-dimensional (3-D) seismic data in its area of concentration.

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

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP“) have been omitted pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC“). The condensed financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2019, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and filed with the Securities and Exchange Commission on December 30, 2019.

Cash

GulfSlope considers highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2020 and September 30, 2019.

Liquidity/Going Concern

The Company has incurred accumulated losses as of March 31, 2020 of $56.4 million, has negative working capital of $18.6 million and for the six months ended March 31, 2020 generated losses of $0.8 million. Further losses are anticipated in developing our business. As a result, there exists substantial doubt about our ability to continue as a going concern. As of March 31, 2020, we had $2.8 million of unrestricted cash on hand. $0.8 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures through June 2021. The $10.0 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $15.0 million of current principal and interest as of March 31, 2020. The Company plans to finance operations and planned expenditures through equity and/or debt financings and/or farm-out agreements. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all or that obligations can be extended. If the Company is not successful in obtaining financing or extending obligations, operations would need to be curtailed or ceased, or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable

The Company records an accounts receivable for operations expense reimbursements due from joint interest partners. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. If the Company determines any account to be uncollectible based on significant delinquency or other factors, the receivable and the underlying asset are assessed for recovery. As of March 31, 2020 and September 30, 2019, no allowance was recorded. Accounts receivable from oil and gas joint operations and joint ventures is $2.7 million and $8.5 million at March 31, 2020 and September 30, 2019, respectively.

Full Cost Method

The Company uses the full cost method of accounting for its oil and gas exploration and development activities. Under the full cost method of accounting, all costs associated with successful and unsuccessful exploration and development activities are capitalized on a country-by-country basis into a single cost center (“full cost pool“). Such costs include property acquisition costs, geological and geophysical (“G&G“) costs, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells. Overhead costs, which includes employee compensation and benefits including stock-based compensation, incurred that are directly related to acquisition, exploration and development activities are capitalized. Interest expense is capitalized related to unevaluated properties and wells in process during the period in which the Company is incurring costs and expending resources to get the properties ready for their intended purpose. For significant investments in unproved properties and major development projects that are not being currently depreciated, depleted, or amortized and on which exploration or development activities are in progress, interest costs are capitalized. Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Proved properties are amortized on a country-by-country basis using the units of production method (“UOP“), whereby capitalized costs are amortized over total proved reserves. The amortization base in the UOP calculation includes the sum of proved property, net of accumulated depreciation, depletion and amortization (“DD&A“), estimated future development costs (future costs to access and develop proved reserves), and asset retirement costs, less related salvage value.

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired, since we currently have no proved reserves. The Company has drilled two well bores and is currently evaluating such wells for proved reserves. Accordingly such costs are included as suspended well costs at March 31, 2020 and it is expected that a final analysis will be completed in the next six months at which time the costs will be transferred to the full cost pool.

Asset Retirement Obligations

The Company’s asset retirement obligations will represent the present value of the estimated future costs associated with plugging and abandoning oil and natural gas wells, removing production equipment and facilities and restoring the seabed in accordance with the terms of oil and gas leases and applicable state and federal laws. Determining asset retirement obligations requires estimates of the costs of plugging and abandoning oil and natural gas wells, removing production equipment and facilities and restoring the sea bed as well as estimates of the economic lives of the oil and gas wells and future inflation rates. The resulting estimate of future cash outflows will be discounted using a credit-adjusted risk-free interest rate that corresponds with the timing of the cash outflows. Cost estimates will consider historical experience, third party estimates, the requirements of oil and natural gas leases and applicable local, state and federal laws, but do not consider estimated salvage values. Asset retirement obligations will be recognized when the wells drilled reach total depth or when the production equipment and facilities are installed or acquired with an associated increase in proved oil and gas property costs. Asset retirement obligations will be accreted each period through depreciation, depletion and amortization to their expected settlement values with any difference between the actual cost of settling the asset retirement obligations and recorded amount being recognized as an adjustment to proved oil and gas property costs. Cash paid to settle asset retirement obligations will be included in net cash provided by operating activities from continuing operations in the statements of cash flows. On a quarterly basis, when indicators suggest there have been material changes in the estimates underlying the obligation, the Company reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. At least annually, the Company will assess all of its asset retirement obligations to determine whether any revisions to the obligations are necessary. Future revisions could occur due to changes in estimated costs or well economic lives, or if federal or state regulators enact new requirements regarding plugging and abandoning oil and natural gas wells. The Company drilled two well bores in 2018 and 2019 and is currently evaluating these wells. These wellbores were both plugged while the company continues to evaluate well log data and therefore the costs related to the asset retirement obligation were incurred. Such costs were recognized as capitalized oil and gas costs. The asset retirement obligation was completely extinguished in that if the wells prove not to be commercially viable, there is no further cost needed to remediate the site.

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

Basic and Dilutive Earnings Per Share

Basic loss per share (“EPS“) is computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding for the period (denominator). Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants, and convertible notes payable. The number of potential common shares outstanding relating to stock options and warrants, is computed using the treasury stock method. The number of potential common shares related to convertible notes payable is determined using the if-converted method.

As the Company has incurred losses for the six months ended March 31, 2020 and 2019, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of March 31, 2020 and 2019, there were 562,278,498 and 225,311,416 potentially dilutive shares, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases,“ and in March 2019, the FASB issued ASU No. 2019-01, “Leases: Codification Improvements“, which updated the accounting guidance related to leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. They also clarify implementation issues. These updates are effective for public companies for annual periods beginning after December 15, 2018, including interim periods therein. Accordingly, the standard was adopted by the Company on October 1, 2019. The standard was applied utilizing a modified retrospective approach and is reflected in these financial statements. See Note 10.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07“). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this new standard effective October 1, 2019 with no material impact to stock compensation issued to non-employees during the three months ended December 31, 2019.

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

The Company, as the operator of two wells drilled in the Gulf of Mexico, has incurred tangible and intangible drilling costs for the wells in process and has billed its working interest partners for their respective share of the drilling costs to date. GulfSlope drilled the first well, Canoe, to a total depth of 5,765 feet (5,670 feet TVD) and encountered no problems while drilling. The well completed drilling in August 2018 and based on Logging-While-Drilling (LWD) and Isotube analysis of hydrocarbon samples, oil sands were encountered. A full integration of the well information and seismic data is being performed for further evaluation of the shallow potential of the wellbore and the block, and to define commerciality of these oil pays. Multiple open hole plugs were set across several intervals and the well is equipped with a mud-line suspension system for possible future re-entry. A deeper subsalt prospect exists on the Canoe lease block, for which the block was originally leased. Calibration of seismic amplitudes, petrophysical analysis, reservoir engineering and scoping of development is currently underway to determine the commerciality of these sands, and that work is expected to be completed during the third calendar quarter of 2020. The second well, Tau, was drilled to a measured depth of 15,254 feet, as compared to the originally permitted 29,857 foot measured depth. Producible hydrocarbon zones were not established to that depth, but hydrocarbon shows were encountered. Complex geomechanical conditions required two by-pass wellbores, one sidetrack wellbore, and eight casing strings to reach that depth. Equipment limitations prevented further drilling. In addition, the drilling rig had contractual obligations related to another operator. The Company elected to plug this well in a manner that would allow for re-entry at a later time. The drilling, pressure, and reservoir information has confirmed geophysical and geological models, and reinforces the Company’s confidence that there is resource potential. The Company is currently evaluating various options related to future operations in this wellbore and testing of the deeper Tau prospect.

In January 2019, the Tau well experienced an underground control of well event and as a result, the Company filed an insurance claim pursuant to its insurance policy (the “Policy“) with its insurance underwriters (the “Underwriters“). The total amount of the claim was approximately $10.8 million for 100% working interest after the insurance deductible amount. The Company received approximately $2.5 million of this amount and credited wells in process for approximately $0.9 million for the Company’s portion, and recorded an accrued payable for approximately $1.6 million, pending evaluation of distributions to the working interest owners. During the quarter ended December 31, 2019, the accrued payable was settled by the issuance to the working interest partner of approximately 38.4 million shares of the Company’s common stock.

In May 2019, the Tau well experienced a second underground control of well event and as a result, the Company filed an insurance claim. The Underwriters have acknowledged confirmation of coverage, subject to the Policy terms and conditions, related to a subsurface well occurrence that happened during the drilling of the Company‘s Tau on May 5, 2019, during drilling operations at a measured depth of 15,254 feet. The Company subsequently controlled the occurrence and ceased drilling operations and plugs were placed in the well to meet regulatory requirements prior to rig release. Pursuant to the Policy terms and conditions, the Underwriters will reimburse GulfSlope for qualified actual costs and expenses incurred to (i) regain control of the well, and (ii) restore or re-drill the well to 15,254 feet. Total costs and expenses to regain control of the well are estimated at approximately $4.8 million (net of deductible) for 100% working interest and approximately $4.4 million has been received as of March 31, 2020. GulfSlope’s share of this amount was approximately $1.1 million.

In November 2019, an agreement was reached with a working interest partner whereby the working interest partner re-conveyed to the Company their 5% interest in Tau and Canoe in exchange for the release of claims and the Company foregoing collection of accounts receivable owed by the working interest partner. As a result of this agreement approximately $3.6 million of accounts receivable was reclassed to oil and gas properties – unproved during the six months ended March 31, 2020.

As of March 31, 2020, the Company’s oil and natural gas properties consisted of unproved properties, wells in process and no proved reserves. During the three months ended March 31, 2020 and 2019, the Company capitalized approximately $0.7 million and $0.2 million of interest expense to oil and natural gas properties, respectively, and approximately $0.3 million and $0.3 million of general and administrative expenses, capitalized to oil and natural gas properties, respectively. During the six months ended March 31, 2020 and 2019, the Company capitalized approximately $1.1 million and $0.2 million of interest expense to oil and natural gas properties, respectively, and approximately $0.6 million and $0.6 million of general and administrative expenses, capitalized to oil and natural gas properties, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into convertible promissory notes whereby it borrowed a total of $8,675,500 from John Seitz, the chief executive officer (“CEO“). The notes are due on demand, bear interest at the rate of 5% per annum, and $5,300,000 of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of March 31, 2020, the total amount owed to John Seitz is $8,675,500. This amount is included in loans from related parties within the balance sheet. There was a total of $2,301,387 of unpaid interest associated with these loans included in accrued interest payable within the balance sheet as of March 31, 2020.

On November 15, 2016, a family member of the CEO entered into a $50,000 convertible promissory note with associated warrants (“Bridge Financing“) under the same terms received by other investors (see Note 5).

Domenica Seitz CPA, related to John Seitz, has provided accounting consulting services to the Company. During the three month period ended March 31, 2020 and 2019, the services provided were valued at approximately $15,000, respectively. During the six month period ended March 31, 2020 and 2019, the services provided were valued at approximately $30,000, respectively. The amount owed to this related party totals approximately $324,000 and $294,000 at March 31 2020 and September 30, 2019, respectively. The Company has accrued these amounts, and they have been reflected in related party payable in the March 31, 2020 financial statements.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Bridge Financing Notes

Between June and November 2016, the Company issued eleven convertible promissory notes (“Bridge Financing Notes“) with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000, including $222,000 from related parties. These notes had a maturity of one year (which has been extended at maturity to April 30, 2020), an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. The remaining note balances at March 31, 2020 and September 30, 2019 are $277,000, respectively, with remaining unamortized debt discounts of approximately $14,000 and $100,000, respectively. Debt discount amortization for the three and six months ended March 31, 2020 was approximately $43,000 and $86,000, respectively. Debt discount amortization for the three and six months ended March 31, 2019 was nil. Accrued interest at March 31, 2020 related to these notes was approximately $83,000. The maturity date related to these notes and associated warrants was extended to April 30, 2021.

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

The term loan facility expired as of September 4, 2019, and in October 2019, the Company signed a Post-Drilling Agreement with Delek modifying this arrangement. The Post-Drilling Agreement states that as payoff for the Company’s outstanding obligations of $1,000,000 plus accrued interest (and additional fees of approximately $200,000), the Company shall issue a convertible note payable to Delek in the amount of $1,220,548. The new note is convertible at the option of Delek at a conversion price of $0.05 per share, and in the event of default the conversion rate adjusts to 60% of the lowest volume weighted average price in the previous 20 trading days. Interest on the note accrues at 12% per annum (15% upon default) and the maturity of the note is October 22, 2020. The Company has a right to prepay all principal and accrued interest prior to maturity. At March 31, 2020, the accrued interest payable related to this note was approximately $67,000.

The Company accounted for this transaction as an extinguishment of the prior note given the addition of the substantive conversion feature discussed above. In addition, The Company concluded that the embedded conversion feature within the note requires derivative accounting treatment under ASC 815, Derivatives and Hedging due to the potential variable conversion feature which lacks an explicit limit on the number of shares that may be required upon conversion. Accordingly, the Company valued the embedded conversion feature and host instrument at their fair values of $479,498 and $1,220,548, respectively, and recognized a loss on extinguishment of $676,785. The fair value of the host note was determined by discounting the future cash flows of the note at a market participant-based rate of interest. Further, since the embedded conversion feature is a derivative liability, it is subsequently remeasured to fair value each reporting period. The fair value of the embedded conversion option was $14,293 at March 31, 2020.

The fair value of the embedded conversion feature was determined utilizing a Geometric Brownian Motion Stock Path Based Monte Carlo Simulation that utilized the following key assumptions:

	October 17, 2019	December 31, 2019	March 31, 2020
Stock Price	$0.041	$0.025	$0.014
Fixed Exercise Price	$0.050	$0.050	$0.050
Volatility	138%	110%	113%
Term (Years)	1.00	0.80	0.55
Risk Free Rate	1.59%	1.59%	0.15%

June 2019 Convertible Debenture

On June 21, 2019, the Company entered into a securities purchase agreement to borrow up to $3,000,000 through the issuance of convertible debentures (“Convertible Debentures“) and associated warrants. On June 21, 2019, approximately $2,100,000 of Convertible Debentures were purchased with other tranches closing on August 7, 2019 for $400,000 and November 6, 2019 for $500,000. All tranches accrue interest at eight percent per annum, and mature one year after each respective closing date, and are convertible at the option of the holder any time after issuance into common stock at a conversion rate of the lesser of: (1) $0.05 per share; or (2) 80% of the lowest volume weighted adjusted price (as reported by Bloomberg, LP) for the ten consecutive trading days immediately preceding conversion, and in the event of default the conversion rate adjusts to 60% of the lowest volume weighted average price in the previous 20 trading days.

In addition, the holder received warrants to purchase an aggregate of 50 million shares of common stock at an exercise price of $0.04 per share. Such warrants expire on the fifth anniversary of issuance. In total the offering costs incurred related to this convertible debenture were approximately $398,000.

The Company evaluated the conversion feature and concluded that it should be bifurcated and accounted for as a derivative liability due to the variable conversion feature which does not contain an explicit limit on the number of shares that are required to be issued upon conversion. In addition, the Company concluded the warrants required treatment as derivative liabilities as the Company could not assert in has sufficient authorized but unissued shares to settle the warrants upon exercise when taking into account other stock-based commitments including the Convertible Debentures. Accordingly, the embedded conversion feature and warrants were recorded at fair value at issuance and are subsequently remeasured to fair value each reporting period. The Company recognized gains of approximately $902,000 and $1,427,000 for the three and six months ended March 31, 2020, related to the change in fair value of the embedded conversion feature and warrants, respectively.

In addition, during the six months ended March 31, 2020, the lender converted approximately $964,000 of principal and $118,989 of interest into common stock. The common stock issued was recorded at its fair value on the dates of issuance $1,698,062 and a loss on extinguishment of debt and related derivative liability was recognized for approximately $998,829.

The fair value of the embedded conversion feature was determined utilizing a Geometric Brownian Motion Stock Path Based Monte Carlo Simulation that utilized the following key assumptions:

	Conversions for the quarter ended December 31, 2019	December 31,2019	Conversions for the quarter ended March 31, 2020	March 31, 2020
Stock Price	$0.030 – 0.034	$0.025	$0.014 – 0.022	$0.014
Fixed Exercise Price	$0.050	$0.050	$0.050	$0.050
Volatility	77 - 115%	82 -111%	89 -110%	114 - 146%
Term (Years)	0.50 - 0 .62	0.47 - 0.85	0.31 - 0.42	0.22 - 0.60
Risk Free Rate	1.58 – 1.62%	1.59 – 1.60%	1.27 – 1.57%	0.11 - 0.15%

In addition to the fixed exercise price noted above, the model incorporates the variable conversion price which is simulated as 80% of the lowest trading price within the ten consecutive days preceding presumed conversion.

The Company’s convertible promissory notes consisted of the following as of March 31, 2020.

	Notes	Discount	Notes, Net of Discount
Convertible Notes Payable	$3,483,299	$(1,403,382)	$2,079,917
Total	$3,483,299	$(1,403,382)	$2,079,917

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s derivative financial instruments that were accounted for at fair value on a recurring basis as of March 31, 2020:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value as of
Derivative Financial Instrument at September 30, 2019	$—	$3,534,456	$—	$3,534,456
New Derivative Instruments Issued	—	880,462	—	880,462
Derivative Instruments Converted	—	(458,893)	—	(458,893)
Change in fair value	—	(1,738,803)	—	(1,738,803)
Derivative Financial Instrument at March 31, 2020	$—	$2,217,222	$—	$2,217,222

Non-recurring fair value assessments include impaired oil and natural gas property assessments and stock-based compensation. During the six months ended March 31, 2020, the Company recorded stock-based compensation expense of $728,091 of which $373,350 was capitalized to oil and gas properties.

NOTE 7 – COMMON STOCK/PAID IN CAPITAL

As discussed in Note 5, the Company issued 81,647,281 common shares with a fair value of $1,698,062 upon partial conversions of the notes and related accrued interest during the six months ended March 31, 2020. The common shares were valued based upon the closing common share prices on the respective conversion dates.

Also during the six months ended March 31, 2020, the Company issued 38,423,221 common shares with a fair value of $1,536,929 to extinguish an accrued expense that totaled $1,613,775. The common shares were valued based upon the closing common share price on the date of settlement resulting in a gain on the extinguishment of the obligation of approximately $77,000.

NOTE 8 – STOCK-BASED COMPENSATION

During the three months ended December 31, 2019, upon the passing of a member of the management team, the Company modified a stock option grant for three million shares made to said management team member in June 2018 to vest such award immediately. The Company recorded approximately $8,000 in additional compensation expense related to this modification.

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using the Black Scholes option pricing model, and is recognized over the vesting period. The Company recognized approximately $360,000 and $393,000 in stock-based compensation expense for the quarters ended March 31, 2020 and 2019, respectively. A portion of these costs, approximately $187,000 and $207,000 were capitalized to unproved properties for the three months ended March 31, 2020 and 2019, respectively, with the remainder recorded as general and administrative expenses for each respective period. The Company recognized approximately $728,000 and $802,000 in stock-based compensation expense for the six months ended March 31, 2020 and 2019, respectively. For the six months ended March 31, 2020 and 2019 approximately $373,000 and $542,000, respectively was capitalized to unproved properties.

The following table summarizes the Company’s stock option activity during the three months ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2019	104,500,000	$0.0605
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2020	104,500,000	$0.0605	1.82
Vested and expected to vest	104,500,000	$0.0605	1.82
Exercisable at March 31, 2020	82,500,000	$0.0565	1.67

As of March 31, 2020, there was approximately $0.2 million of unrecognized stock-based compensation expense to be recognized over a period of two months.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company reached an agreement with a vendor in August 2018 for the settlement of approximately $1 million in debt. The vendor was paid approximately $0.16 million in cash and 10 million shares of GulfSlope common stock. The agreement contains a provision that upon the sale of the common stock if the original debt is not fully satisfied, full payment will be made under a mutually agreed payment plan. If the stock is sold for a gain any surplus in excess of $1.3 million shall be a credit against future purchases from the vendor. The agreement was determined to meet the definition of a derivative in accordance with ASC 815. At March 31, 2020, there is a derivative financial instrument liability recorded of approximately $0.7 million related to this agreement.

In November 2019, the Company purchased a directors and officers’ insurance policy for approximately $241,000 and financed approximately $220,000 of the premium by executing a note payable at an interest rate of 5.6%. The balance of the note payable at March 31, 2020, is approximately $142,000.

NOTE 10 – LEASES

Effective October 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), and all related amendments (“ASC 842“) using the modified retrospective approach. In July 2018, the FASB approved an optional transition method that removed the requirement to restate prior period financial statements upon adoption of the standard with a cumulative-effect adjustment to retained earnings in the period of adoption and we elected to apply this transition method. As a result, the comparative period information has not been restated and continues to be reported under the accounting standards in effect for the period presented. The adoption of ASC 842 had no impact to our previously reported results of operations or cash flows.

The following table depicts the cumulative effect of the changes made to our September 30, 2019 balance sheet for the adoption of ASC 842 effective on October 1, 2019:

	Balance at September 30, 2019	Impact of Adoption of ASC 842	Adjusted Balance at October 1, 2019
Assets:
Operating lease right of use assets	$0	$104,363	$104,363

Current Liabilities:
Other (Deferred Credit Office Lease)	$42,746	$(42,746)	—
Current portion of operating lease liabilities	$0	$74,114	$74,114

Noncurrent Liabilities:
Operating lease liabilities	$0	$56,565	$56,565

Equity:
Accumulated Deficit	$(55,582,010)	$16,429	$(55,565,581)

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

NOTE 11 – SUBSEQUENT EVENTS

Due to a combination of the COVID-19 pandemic and related pressures on the global supply-demand balance for crude oil and related products, commodity prices have significantly declined in recent months, and oil and gas operators have reduced exploration budgets and activity. The Company has evaluated the effect of these factors on its business and the Company has determined that these factors will most likely cause a delay in the Company’s 2020 drilling program. The Company continues to monitor the economic environment and evaluate the impact on the business.

On April 16, 2020, GulfSlope Energy, Inc. (the “Company“) entered into a promissory note (the “Note“) evidencing an unsecured $100,300 loan under the Paycheck Protection Program (the “PPP Loan“). The Paycheck Protection Program was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act“) and is administered by the U.S. Small Business Administration. The PPP Loan is being made through Zions Bancorporation, N.A. dba Amegy Bank (the “Lender“). The PPP Loan is scheduled to mature on April 16, 2022 and has a 1.00% interest rate. No payments are due on the PPP Loan until November 16, 2020, although interest will continue to accrue during the deferment period. Beginning November 16, 2020, the Company will pay 18 equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the maturity date. Under the terms of the CARES Act, all or a portion of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

The Company completed the extension of the Bridge Financing notes to April 30, 2021. In consideration for the extension of the notes, the Company extended the term of the related warrants until April 30, 2021.

Additional insurance proceeds of approximately $0.383 million were received in May and June 2020 for 100% working interest related to the Tau well incident (see Note 3). GulfSlope’s share of this amount was approximately $0.1 million.

In June 2020, the Company extended the maturity dates of Convertible Debenture Tranche 1 with a maturity date of June 21, 2020 and Convertible Debenture Tranche 2 with a maturity date of August 7, 2020 to August 21, 2020 in exchange for the payment of $50,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements“ above.

Historical Operations

GulfSlope Energy, Inc. is an independent oil and natural gas exploration and production company whose interests are concentrated in the United States, Gulf of Mexico federal waters offshore Louisiana in 450 feet or less of water depth. The Company has under lease seven federal Outer Continental Shelf blocks (referred to as “leases“ in this report) and licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration. Approximately half of this data has been reprocessed utilizing Reverse Time Migration (RTM) to more accurately define the imaging below salt. Since March 2013, we have been singularly focused on identifying high-potential oil and natural gas prospects located on the shelf in the U.S. GOM. We have evaluated our licensed 3-D seismic data using advanced interpretation technologies. As a result of these analyses, we have identified and acquired leases on multiple prospects that we believe may contain economically recoverable hydrocarbon deposits, and we plan to continue to conduct more refined analyses of our prospects as well as target additional lease and property acquisitions. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns. Recent actions of the Bureau of Ocean Energy Management (“BOEM“) have reduced the royalty rate for leases acquired in future lease sales in water depths of less than 200 meters (approximately 656 feet) from 18.75% to 12.5%, which further enhances the economics for the drilling of any leases acquired after August 2017 in these water depths. This reduced royalty applies to three of the Company’s leases.

The Company has invested significant technical person hours in the reprocessing and interpretation of seismic data. We believe the proprietary reprocessing and interpretation and the contiguous nature of our licensed 3-D seismic data gives us an advantage over other exploration and production (“E&P“) companies operating in our core area.

We have historically operated our business with working capital deficits and these deficits have been funded by equity and debt investments and loans from management. As of March 31, 2020, we had $2.8 million of cash on hand, $0.8 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures through June 2021. The Company plans to finance operations and planned expenditures through equity and/or debt financings and/or farm-out agreements. There are no assurances that financing will be available with acceptable terms, if at all.

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

We currently hold seven leases that comprise five prospects and we intend to evaluate additional potential sources for growth opportunities with companies that hold active leases in our core area. Our leases have a five-year primary term, expiring in 2020, 2022 and 2023 and 2025. BOEM’s regulatory framework provides multiple options for leaseholders to apply to receive extensions of lease terms under specified conditions. GulfSlope is exploring all options contained in BOEM’s regulatory framework to extend the terms of the leases. Additional prospective acreage can be obtained through lease sales, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic licensing, acquisition, processing, and/or interpretation may become highly advantageous, in order to more precisely define the most optimal drillable location(s), particularly for development of discoveries.

We continue to evaluate potential producing property acquisitions in the offshore GOM, taking advantage of our highly specialized subsurface and engineering capabilities, knowledge, and expertise to identify attractive opportunities. Any merger or acquisition is likely to be financed through a combination of debt and equity.

Outlook

In the first quarter of 2020, the COVID-19 outbreak spread quickly across the globe. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, such as stay-at-home orders, closures of restaurants and banning of group gatherings have resulted in a severe drop in general economic activity, as well as a corresponding decrease in global energy demand. Additionally, the risks associated with COVID-19 have impacted our workforce and the way we meet our business objectives. Due to concerns over health and safety, we have asked the vast majority of our corporate workforce to work remotely as we begin to plan a process to phase employees to return to the office. Working remotely has not significantly impacted our ability to maintain operations, or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of these measures. In addition, actions by the Organization of Petroleum Exporting Countries and other high oil exporting countries like Russia (“OPEC+”) have negatively impacted crude oil prices. These rapid and unprecedented events have pushed crude oil storage near capacity and driven prices down significantly. These events have been the primary cause of the significant supply-and-demand imbalance for oil, significantly lowering oil pricing. These conditions may continue to exist in future periods. The Company has evaluated the effect of these factors on its business and the Company has determined that these factors will most likely cause a delay in the Company’s 2020 drilling program. The Company continues to monitor the economic environment and evaluate its continuing impact on the business.

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

Current Operations

The Company has been conducting pre-drill operations for two prospects to include the Tau prospect which is anticipated to be redrilled. The Company expects that its current claim under the Policy will provide for a replacement well with all costs covered to the depth of 15,254 feet. The Company plans to then continue drilling operations to a total depth of approximately 21,000 feet with incremental costs to be borne by the working interest participants in the well. The Exploration Plan and the APD for this well have been filed with BOEM and are pending approval.

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

The Tau Prospect is located approximately six miles northeast of the Mahogany Field, discovered in 1993. The Mahogany Field is recognized as the first commercial discovery below allocthonous salt in the Gulf of Mexico. The Tau Prospect is defined by mapping of 3D seismic reprocessed by RTM methods. Drilling operations on the Tau subsalt prospect commenced in September 2018. The wellbore was designed to test multiple Miocene horizons trapped against a well-defined salt flank, including equivalent reservoir sands discovered and developed at the nearby Mahogany Field. The surface location for Tau was located in 305 feet of water. In January 2019, the Tau well experienced an underground control of well event and as a result, an insurance claim was filed with the insurance underwriters for a net amount of approximately $10.8 million for 100% working interest. The insurance claim was subsequently approved. On May 13, 2019, GulfSlope announced the Tau well was drilled to a measured depth of 15,254 feet, as compared to the originally permitted 29,857 foot measured depth. Producible hydrocarbon zones were not established to that depth, but hydrocarbon shows were encountered. Complex geomechanical conditions required two by-pass wellbores, one sidetrack wellbore, and eight casing strings to reach the depth of 15,254 feet. Equipment limitations prevented further drilling at that time. In addition, the drilling rig had contractual obligations related to another operator. Due to these factors, the Company elected to temporarily plug the well in a manner that would allow for re-entry at a later time. Planning is underway for a redrill of the Tau prospect.

Significant Accounting Policies

The Company uses the full cost method of accounting for its oil and gas exploration and development activities. Under the full cost method of accounting, all costs associated with successful and unsuccessful exploration and development activities are capitalized on a country-by-country basis into a single cost center (“full cost pool“). Such costs include property acquisition costs, geological and geophysical (“G&G“) costs, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells. Overhead costs, which includes employee compensation and benefits including stock-based compensation, incurred that are directly related to acquisition, exploration and development activities are capitalized. Interest expense is capitalized related to unevaluated properties and wells in process during the period in which the Company is incurring costs and expending resources to get the properties ready for their intended purpose. For significant investments in unproved properties and major development projects that are not being currently depreciated, depleted, or amortized and on which exploration or development activities are in progress, interest costs are capitalized. Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Proved properties are amortized on a country-by-country basis using the units of production method (“UOP“), whereby capitalized costs are amortized over total proved reserves. The amortization base in the UOP calculation includes the sum of proved property, net of accumulated depreciation, depletion and amortization (“DD&A“), estimated future development costs (future costs to access and develop proved reserves), and asset retirement costs, less related salvage value.

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. Since we currently have no proved reserves, the well costs are charged to expense if the exploratory well is determined to be impaired. The Company has drilled two well bores and is currently evaluating such wells for proved reserves. Accordingly, such costs are included as suspended well costs at March 31, 2020 and it is expected that a final analysis will be completed in the next nine months at which time the costs will be transferred to the full cost pool.

As of March 31, 2020, the Company’s oil and gas properties consisted of wells in process, capitalized exploration and acquisition costs for unproved properties and no proved reserves.

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

There was no revenue during the three months ended March 31, 2020 and March 31, 2019. General and administrative expenses were approximately $0.4 million for the three months ended March 31, 2020, compared to approximately $0.4 million for the three months ended March 31, 2019. Net interest expense was approximately ($6,000) with interest expense of approximately $686,000 for the three months ended March 31, 2020 net of approximately $9,000 of interest income and approximately $684,000 of interest expense capitalized to unevaluated oil and natural gas properties, as compared to nil for the three months ended March 31, 2019 due to interest expense of approximately $131,000 for the three months ended March 31, 2019 net of approximately $25,000 of interest income and capitalized interest of approximately $106,000. Loss on debt extinguishment was approximately $0.7 million for the three months ended March 31, 2020 and $5.1 million for the three months ended March 31, 2019. This decrease was primarily due to a loan extinguishment and restructure plus accrued interest conversions in exchange for the issuance of common stock for the three months ended March 31, 2019. Gain on derivative financial instrument was $0.5 million and $0.2 for the three months ended March 31, 2020 and 2019, respectively, which was caused by the change in fair value of the underlying derivative financial instruments.

Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019

There was no revenue during the six months ended March 31, 2020 and March 31, 2019. General and administrative expenses were approximately $0.9 million for the six months ended March 31, 2020, compared to approximately $0.5 million for the six months ended March 31, 2019. Interest expense was approximately $15,000 for the six months ended March 31, 2020, with interest expense of approximately $1.162 million net of interest income of approximately $21,000 and capitalized interest of approximately $1.125 million compared to approximately $21,000 for the six months ended March 31, 2019 with interest expense of approximately $0.252 million net of interest income of approximately $48,000 and capitalized interest of approximately $0.183 million. Loss on debt extinguishment was approximately $1.6 million for the six months ended March 31, 2020 and $5.1 million for the six months ended March 31, 2019. This decrease is due to a loan and subsequent warrant exercise resulting in loan extinguishment. Gain on derivative financial instrument was $1.7 million for the six months ended March 31, 2020 and a loss of approximately $17,000 for the six months ended March 31, 2019.

Liquidity and Capital Resources

The Company has incurred accumulated losses for the period from inception to March 31, 2020, of approximately $56.4 million, and has a negative working capital of $18.6 million. For the six months ended March 31, 2020, the Company has generated losses of $0.8 million and net cash flows from operations of $1.3 million. As of March 31, 2020, there was $2.8 million of cash on hand, $0.8 million of this amount is for joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through June 2021. The $10 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $12.6 million as of March 31, 2020. The Company plans to finance its operations through the issuance of equity and debt financings. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended March 31, 2020, the Company received approximately $1.5 million of net cash from operating activities, compared with approximately $4.9 million of net cash used in operating activities for the six months ended March 31, 2019, due to approximately $4.1 million decrease in deposits from joint interest owners for the six months ended March 31, 2019. For the six months ended March 31, 2020, we used approximately $137,000 of cash in investing activities compared with approximately $5.7 million of cash used in investing activities for the six months ended March 31, 2019. For the six months ended March 31, 2020, we received approximately $0.4 million of net cash from financing activities, compared with approximately $9.9 million received from financing activities for the six months ended March 31, 2019. These amounts are from loan proceeds of approximately $0.4 million received from the purchase of convertible debentures during the six months ended March 31, 2020 and $10.0 million of loan proceeds received for the six months ended March 31, 2019.

We will need to raise additional funds to cover expenditures planned after June 2020, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third-party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations, or the Company would need to sell assets or consider alternative plans up to and including restructuring.

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

At March 31, 2020, we had approximately $12.6 million of fixed-rate debt outstanding. All fixed-rate debt has a weighted average interest rate of 6.23%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

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

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	06/29/2020	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	06/29/2020	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer