Form 10-Q/A
period 2020-03-31
GULFSLOPE ENERGY, INC.
filed 2020-07-17
CIK 1341726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

 (Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of GulfSlope Energy, Inc. (the “Company”) that was timely filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2020 (the “Quarterly Report”) is to add this Explanatory Note regarding our reliance on SEC Release No. 34-88465 (the “Order”) issued by the SEC on March 25, 2020, under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the filing of the Quarterly Report. The Order provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak by extending, subject to the conditions of the Order, the filing deadline by up to 45 days for certain Exchange Act reports due on or before July 1, 2020.

On May 8, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. The outbreak of COVID-19 and related precautionary responses caused the institution of work-from-home policies for our corporate offices which limited our employees’ access to our facilities and disrupted our normal interactions and workflows among our accounting, financial and legal personnel and other staff and service providers involved in the completion of our quarterly review and preparation of the Quarterly Report. These restrictions slowed the completion of our internal quarterly review, including evaluating the various impacts of COVID-19 on our financial statements, and our ability to prepare and complete the Quarterly Report in a timely manner.

No other changes have been made to the Quarterly Report, except that Part II, Item 6 of the Quarterly Report is also being amended to refer to the updated Exhibit Index that is included herein for the purpose of including abbreviated officer certifications that are being filed herewith. This Form 10-Q/A speaks as of the original filing date of the Quarterly Report and has not been updated to reflect events occurring subsequent to the original filing date.

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are attached hereto:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on July 17, 2020 on its behalf by the undersigned thereunto duly authorized.

Date:	07/17/2020	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

Date:	07/17/2020	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer