Form 10-Q
period 2020-06-30
GULFSLOPE ENERGY, INC.
filed 2020-08-14
CIK 1341726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, on August 13, 2020, was 1,250,740,346.

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

PART I – FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

GulfSlope Energy, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2020	September 30, 2019
Assets
Current Assets
Cash	$1,059,737	$1,138,919
Accounts Receivable	341,675	8,493,308
Prepaid Expenses and Other Current Assets	102,748	137,173
Total Current Assets	1,504,160	9,769,400
Property and Equipment, net	8,070	13,014
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	19,059,891	17,338,978
Other Non-Current Assets	24,785	3,662,231
Operating Lease Right of Use Asset	68,558	—
Total Non-Current Assets	19,161,304	21,014,223
Total Assets	$20,665,464	$30,783,623
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$2,084,138	$12,747,382
Related Party Payable	410,544	365,904
Accrued Interest Payable	2,725,253	2,282,217
Accrued Expenses and Other Payables	268,862	1,949,360
Loans from Related Parties	8,725,500	8,725,500
Notes Payable	448,838	267,000
Convertible Notes Payable, net of Debt Discount	2,904,649	1,197,966
Derivative Financial Instruments	2,238,053	3,534,456
Current Portion of Operating Lease Liability	60,955	—
Other	—	42,746
Total Current Liabilities	19,866,792	31,112,531
Operating Lease Liability, net of Current Portion	14,831	—
Total Non-Current Liabilities	14,831	—
Total Liabilities	19,881,623	31,112,531
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000,000 shares; issued and outstanding 1,236,247,593 and 1,092,266,844 as of June 30, 2020 and September 30, 2019, respectively	1,236,247	1,092,266
Additional Paid-in-Capital	58,606,569	54,160,836
Accumulated Deficit	(59,058,975)	(55,582,010)
Total Stockholders’ Equity (Deficit)	783,841	(328,908)
Total Liabilities and Stockholders’ Equity (Deficit)	$20,665,464	$30,783,623

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—
Impairment of Oil and Natural Gas Properties	2,124,885	4,252,539	2,124,885	4,252,539
General and Administrative Expenses	325,697	439,242	1,238,940	955,901
Net Loss from Operations	(2,450,582)	(4,691,781)	(3,363,825)	(5,208,440)
Other Income/(Expenses):
Interest Expense, net	(1,108)	(1,709,833)	(15,927)	(1,730,842)
Gain (Loss) on Debt Extinguishment	(18,269)	—	(1,617,036)	(5,099,340)
Gain (Loss) on Derivative Financial Instrument	(235,412)	(106,399)	1,503,392	(123,391)
Net Loss Before Income Taxes	(2,705,371)	(6,508,013)	(3,493,396)	(12,162,013)
Provision for Income Taxes	—	—	—	—
Net Loss	$(2,705,371)	$(6,508,013)	$(3,493,396)	$(12,162,013)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	1,233,094,593	1,090,288,822	1,162,730,812	946,785,438

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended June 30, 2020 and 2019

(unaudited)

	Common Stock		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance as of March 31, 2020	1,212,337,346	$1,212,337	$57,988,449	$(56,353,604)	$2,847,182
Stock based compensation	—	—	240,166	—	240,166
Warrants issued for debt extension	—	—	19,300	—	19,300
Common stock issued for conversion of convertible note and accrued interest	23,910,247	23,910	358,654	—	382,564
Net Loss	—	—	—	(2,705,371)	(2,705,371)
Balance as of June 30, 2020	1,236,247,593	$1,236,247	$58,606,569	$(59,058,975)	$783,841

	Common Stock		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance as of March 31, 2019	1,089,433,510	$1,089,433	$52,794,028	$(47,512,257)	$6,371,204
Stock based compensation	—	—	415,111	—	415,111
Warrants issued for debt extension	—	—	152,078	—	152,078
Warrants issued in debt transaction	—	—	447,383	—	447,383
Warrant Exercise	2,833,334	2,833	82,167	—	85,000
Net Loss	—	—	—	(6,508,013)	(6,508,013)
Balance as of June 30, 2019	1,092,266,844	$1,092,266	$53,890,767	$(54,020,270)	$962,763

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Nine Months Ended June 30, 2020 and 2019

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of September 30, 2019	1,092,266,844	$1,092,266	$54,160,836	$(55,582,010)	$(328,908)
Cumulative adjustment upon ASC 842 adoption	—	—	—	16,431	16,431
Stock based compensation	—	—	968,257	—	968,257
Warrants issued for debt extension	—	—	19,300	—	19,300
Common stock issued for conversion of convertible note and accrued interest	105,557,528	105,558	1,975,068	—	2,080,626
Common stock registration costs	—	—	(15,398)	—	(15,398)
Stock issued to extinguish liability	38,423,221	38,423	1,498,506	—	1,536,929
Net Loss	—	—	—	(3,493,396)	(3,493,396)
Balance as of June 30, 2020	1,236,247,593	$1,236,247	$58,606,569	$(59,058,975)	$783,841

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of September 30, 2018	832,013,272	$832,013	$36,640,009	$(41,858,257)	$(4,386,235)
Stock based compensation	—	—	1,217,213	—	1,217,213
Warrants issued for debt extension	—	—	152,078	—	152,078
Warrants issued in debt transaction	—	—	5,090,470	—	5,090,470
Common stock issued for cash	19,325,000	19,325	946,925	—	966,250
Stock issued for warrant exercise	240,928,572	240,928	9,844,072	—	10,085,000
Net Loss	—	—	—	(12,162,013)	(12,162,013)
Balance as of June 30, 2019	1,092,266,844	$1,092,266	$53,890,767	$(54,020,270)	$962,763

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30
	2020	2019
OPERATING ACTIVITIES
Net Loss	$(3,493,396)	$(12,162,013)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Impairment of Oil and Natural Gas Properties	2,124,885	4,252,539
Capitalization of Interest Expense	(2,345,278)	(554,086)
Depreciation	4,944	3,884
Stock Based Compensation	470,457	558,018
(Gain) Loss on Derivative Financial Instruments	(1,503,392)	123,391
Debt Discount Amortization	1,690,260	249,670
Non-cash interest expense	32,539	1,726,149
Loss on Debt Extinguishment	1,617,036	5,099,340
Changes in Operating Assets and Liabilities:
Accounts Receivable	4,261,064	(11,552,257)
Prepaid Expenses and Other Current Assets	255,054	120,858
Deposits from Joint Interest Owners	—	(4,078,786)
Accounts Payable	(3,855,582)	7,532,813
Accrued Expenses	—	1,238,679
Related Party Payable	44,640	44,638
Accrued Interest	604,951	370,490
Other	(27,834)	8,788
Net Cash Used In Operating Activities	(119,652)	(7,017,885)

INVESTING ACTIVITIES
Insurance Proceeds Received	1,190,469	660,629
Investments in Oil and Gas Properties	(1,546,210)	(9,762,984)
Net Cash Provided By Investing Activities	(355,741)	(9,102,355)

FINANCING ACTIVITIES
Notes Payable Proceeds	535,300	12,819,000
Proceeds from Exercise of Warrants	—	85,000
Payments on Note Payable	(139,089)	(105,644)
Net Cash Provided By Financing Activities	396,211	12,798,356

Net Increase Decrease in Cash	(79,182)	(3,321,884)
Beginning Cash Balance	1,138,919	5,621,814
Ending Cash Balance	$1,059,737	$2,299,930

Supplemental Schedule of Cash Flow Activities:
Cash Paid for Interest, Net of Amounts Capitalized	$5,272	$3,903
Non-Cash Financing and Investing Activities:
Prepaid Asset Financed by Note Payable	$220,629	$146,310
Debt Issuance Costs in Accounts Payable	$—	$555,923
Stock-Based Compensation Capitalized to Oil and Gas properties	$497,800	$659,646
Loans Extinguished through Exercise of Warrants	$—	$10,000,000
Oil and Gas Property Additions Included in Accounts Payable	$480,998	$3,696,671
Funds Received from Capital Raise Transferred to Equity	$—	$965,800
Common Stock Issued upon Conversion of Convertible Notes Payable and Accrued Interest	$2,080,626	$—
Derivative Liability Related to Issued Convertible Note	$433,425	$3,521,907
Reduction of Oil and Natural Gas Properties due to Credits Received	$2,053,195	$—
Accounts Receivable Recovery through Credits Received	$3,906,972	$—
Settlement of Accrued Expenses by Issuance of Common Stock	$1,613,775	$—
Accounts Receivable Exchanged for Working Interest in Oil and Natural Gas Properties	$3,629,789	$—
Warrants issued to extend maturity of debt instrument	$19,300	$152,078

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

June 30, 2020

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company“ or “GulfSlope“) is an independent oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana. The Company currently has under lease four federal Outer Continental Shelf blocks (referred to as “prospect,“ “portfolio“ or “leases“) and licensed three-dimensional (3-D) seismic data across its area of concentration.

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

Cash

GulfSlope considers highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2020 and September 30, 2019.

Liquidity/Going Concern

The Company has incurred accumulated losses as of June 30, 2020 of $59.1 million, has negative working capital of $18.4 million and for the nine months ended June 30, 2020 generated losses of $3.5 million. Further losses are anticipated in developing our business. As a result, there exists substantial doubt about our ability to continue as a going concern. As of June 30, 2020, we had $1.06 million of unrestricted cash on hand. $0.8 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures. The $10.0 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $14.9 million of current principal and accrued interest as of June 30, 2020. The Company plans to finance operations and planned expenditures through the issuance of equity securities, debt financings and farm-out agreements, mergers or other transactions to include the cash settlement of the Company’s insurance claim. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all or that obligations can be extended. If the Company is not successful in obtaining financing or extending obligations, operations would need to be curtailed or ceased, or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable

The Company records an accounts receivable for operations expense reimbursements due from joint interest partners. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. If the Company determines any account to be uncollectible based on significant delinquency or other factors, the receivable and the underlying asset are assessed for recovery. As of June 30, 2020 and September 30, 2019, no allowance was recorded. Accounts receivable from oil and gas joint operations and joint ventures is $0.3 million and $8.5 million at June 30, 2020 and September 30, 2019, respectively. During the nine months ended June 30, 2020, approximately $3.6 million of accounts receivable from a joint interest partner was exchanged for an 5% additional working interest in the Tau and Canoe wells and accordingly $3.6 million was reclassified to oil and natural gas properties.

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

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the amortization calculation until such time as they are either developed or abandoned. Unproved properties and properties under development are reviewed for impairment at least quarterly and are determined through an evaluation that considers, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. In countries where a reserve base has not yet been established, impairments are charged to earnings.

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made regarding the commerciality of the well. If sufficient proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired, since we currently have no proved reserves.

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

Asset Retirement Obligations

The Company’s asset retirement obligations will represent the present value of the estimated future costs associated with plugging and abandoning oil and natural gas wells, removing production equipment and facilities and restoring the seabed in accordance with the terms of oil and gas leases and applicable state and federal laws. Determining asset retirement obligations requires estimates of the costs of plugging and abandoning oil and natural gas wells, removing production equipment and facilities and restoring the sea bed as well as estimates of the economic lives of the oil and gas wells and future inflation rates. The resulting estimate of future cash outflows will be discounted using a credit-adjusted risk-free interest rate that corresponds with the timing of the cash outflows. Cost estimates will consider historical experience, third party estimates, the requirements of oil and natural gas leases and applicable local, state and federal laws, but do not consider estimated salvage values. Asset retirement obligations will be recognized when the wells drilled reach total depth or when the production equipment and facilities are installed or acquired with an associated increase in proved oil and gas property costs. Asset retirement obligations will be accreted each period through depreciation, depletion and amortization to their expected settlement values with any difference between the actual cost of settling the asset retirement obligations and recorded amount being recognized as an adjustment to proved oil and gas property costs. Cash paid to settle asset retirement obligations will be included in net cash provided by operating activities from continuing operations in the statements of cash flows. On a quarterly basis, when indicators suggest there have been material changes in the estimates underlying the obligation, the Company reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. At least annually, the Company will assess all of its asset retirement obligations to determine whether any revisions to the obligations are necessary. Future revisions could occur due to changes in estimated costs or well economic lives, or if federal or state regulators enact new requirements regarding plugging and abandoning oil and natural gas wells. The Company drilled two well bores in 2018 and 2019 and these wellbores were both plugged with no further cost required and as such, the asset retirement obligation was completely extinguished.

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

Basic and Dilutive Earnings Per Share

Basic income (loss) per share (“EPS“) is computed by dividing net loss (the numerator) by the weighted average number of common shares outstanding for the period (denominator). Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants, and convertible notes payable. The number of potential common shares outstanding relating to stock options and warrants, is computed using the treasury stock method. The number of potential common shares related to convertible notes payable is determined using the if-converted method.

As the Company has incurred losses for the nine months ended June 30, 2020 and 2019, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of June 30, 2020 and 2019, there were 586,722,166 and 357,582,559 potentially dilutive shares, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases,“ and in March 2019, the FASB issued ASU No. 2019-01, “Leases: Codification Improvements“, which updated the accounting guidance related to leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. They also clarify implementation issues. These updates are effective for public companies for annual periods beginning after December 15, 2018, including interim periods therein. Accordingly, the standard was adopted by the Company on October 1, 2019. The standard was applied utilizing a modified retrospective approach and is reflected in these financial statements. See Note 11.

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

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

The Company currently has under lease four federal Outer Continental Shelf blocks and has licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

The Company, as the operator of two wells drilled in the Gulf of Mexico, has incurred tangible and intangible drilling costs for the wells in process and has billed its working interest partners for their respective share of the drilling costs to date. The intangible drilling and all other costs related to the first well have been impaired in the quarter ending June 30, 2020. The second well, Tau, was drilled to a measured depth of 15,254 feet, as compared to the originally permitted 29,857 foot measured depth. Producible hydrocarbon zones were not established to that depth, but hydrocarbon shows were encountered. Complex geomechanical conditions required two by-pass wellbores, one sidetrack wellbore, and eight casing strings to reach that depth. Equipment limitations prevented further drilling. In addition, the drilling rig had contractual obligations related to another operator. The Company elected to plug this well in a manner that would allow for re-entry at a later time. The Company is evaluating various options related to future operations in this wellbore and testing of the deeper Tau prospect. The Company plans to re-drill this prospect within the next twelve months, however, the impact of the CoVid-19 pandemic on offshore operations is still under mitigation by operators and will influence the potential timing of a re-drill.

In January 2019, the Tau well experienced an underground control of well event and as a result, the Company filed an insurance claim pursuant to its insurance policy with its insurance underwriters (the “Underwriters“). The total amount of the claim was approximately $10.8 million for 100% working interest after the insurance deductible amount. The Company received approximately $2.5 million of this amount and credited wells in process for approximately $0.9 million for the Company’s portion, and recorded an accrued payable for approximately $1.6 million, pending evaluation of distributions to the working interest owners. During the nine months ended June 30, 2020, the accrued payable was settled by the issuance to the working interest partner of approximately 38.4 million shares of the Company’s common stock.

In May 2019, the Tau well experienced a second underground control of well event and as a result, the Company filed an insurance claim. The Underwriters have acknowledged confirmation of coverage, subject to the Policy terms and conditions, related to a subsurface well occurrence that happened during the drilling of the Company‘s Tau well on May 5, 2019, during drilling operations at a measured depth of 15,254 feet. The Company subsequently controlled the occurrence and ceased drilling operations and plugs were placed in the well to meet regulatory requirements prior to rig release. Pursuant to the Policy terms and conditions, the Underwriters were obligated to reimburse GulfSlope for qualified actual costs and expenses incurred to (i) regain control of the well, and (ii) restore or re-drill the well to 15,254 feet. Total costs and expenses to regain control of the well were estimated at approximately $4.8 million (net of deductible) for 100% working interest and approximately $4.8 million had been received as of June 30, 2020. GulfSlope’s share of this amount was approximately $1.2 million. Subsequent to the end of the reporting period, in July 2020, the Company reached agreement with the insurance Underwriters to accept a settlement in lieu of a re-drill (see Note 12 -Subsequent Events, for further discussion of this settlement).

In November 2019, an agreement was reached with a working interest partner whereby the working interest partner re-conveyed to the Company their 5% interest in Tau and Canoe in exchange for the release of claims and the Company foregoing collection of accounts receivable owed by the working interest partner. As a result of this agreement approximately $3.6 million of accounts receivable was reclassed to oil and gas properties – unproved during the nine months ended June 30, 2020.

As of June 30, 2020, the Company’s oil and natural gas properties consisted of unproved properties, wells in process and no proved reserves. During the three months ended June 30, 2020 and 2019, the Company capitalized approximately $1.2 million and $0.4 million of interest expense to oil and natural gas properties, respectively, and approximately $0.3 million and $0.3 million of general and administrative expenses, capitalized to oil and natural gas properties, respectively. During the nine months ended June 30, 2020 and 2019, the Company capitalized approximately $2.3 million and $0.6 million of interest expense to oil and natural gas properties, respectively, and approximately $0.7 million and $0.6 million of general and administrative expenses, capitalized to oil and natural gas properties, respectively. Conversely, during the nine months ended June 30, 2020, the Company received certain credits totaling approximately $2.1 million (net to the Company’s interest) which the Company applied against oil and natural gas properties in the Condensed Balance Sheet.

During the three and nine months ended June 30, 2020 and 2019 the Company incurred impairment charges of approximately $2.1 million and $4.3 million, respectively resulting from the expiration of oil and natural gas leases.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into convertible promissory notes whereby it borrowed a total of $8,675,500 from John Seitz, the chief executive officer (“CEO“). The notes are due on demand, bear interest at the rate of 5% per annum, and $5,300,000 of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of June 30, 2020, the total amount owed to John Seitz is $8,675,500. This amount is included in loans from related parties within the condensed balance sheets. There was approximately $2.4 million of unpaid interest associated with these loans included in accrued interest payable within the balance sheet as of June 30, 2020.

On November 15, 2016, a family member of the CEO entered into a $50,000 convertible promissory note with associated warrants (“Bridge Financing“) under the same terms received by other investors (see Note 5).

Domenica Seitz CPA, related to John Seitz, has provided accounting consulting services to the Company. During the three months ended June 30, 2020 and 2019, the services provided were valued at approximately $15,000, respectively. During the nine months ended June 30, 2020 and 2019, the services provided were valued at approximately $45,000, respectively. The amount owed to this related party totals approximately $339,000 and $294,000 as of June 30, 2020 and September 30, 2019, respectively. The Company has accrued these amounts, and they have been reflected in related party payable in the June 30, 2020 financial statements.

NOTE 5 – NOTES PAYABLE

PPP Loan

On April 16, 2020, GulfSlope Energy, Inc. (the “Company“) entered into a promissory note (the “Note“) evidencing an unsecured $100,300 loan under the Paycheck Protection Program (the “PPP Loan“). The Paycheck Protection Program was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act“) and is administered by the U.S. Small Business Administration. The PPP Loan is being made through Zions Bancorporation, N.A. dba Amegy Bank (the “Lender“). The PPP Loan is scheduled to mature on April 16, 2022 and has a 1.00% interest rate. No payments are due on the PPP Loan until November 16, 2020, although interest will continue to accrue during the deferment period. Beginning November 16, 2020, the Company will pay 18 equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the maturity date. Under the terms of the CARES Act, all or a portion of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. At June 30, 2020 accrued interest of approximately $200 was included in accrued interest payable in the June 30, 2020 financial statements.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Bridge Financing Notes

Between June and November 2016, the Company issued eleven convertible promissory notes (“Bridge Financing Notes“) with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000, including $222,000 from related parties. These notes had a maturity of one year (which has been extended at maturity to April 30, 2020 and was extended again during the nine months ended June 30, 2020 to April 30, 2021), an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. The remaining note balances as of June 30, 2020 and September 30, 2019 were $277,000, with remaining unamortized debt discounts of approximately $16,000 and $100,000, respectively. Debt discount amortization for the three and nine months ended June 30, 2020 was approximately $17,000 and $103,000, respectively. Debt discount amortization for the three and nine months ended June 30, 2019 was approximately $9,000. Accrued interest as of June 30, 2020 related to these notes was approximately $88,000. As noted above, the maturity date related to these notes and associated warrants was extended to April 30, 2021. In consideration for the extension of the notes, the Company extended the term of the related warrants until April 30, 2021 and recognized $19,300 of additional debt discount which represented the incremental value of the modified warrants over the pre-modification warrants.

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

The term loan facility expired as of September 4, 2019, and in October 2019, the Company signed a Post-Drilling Agreement with Delek modifying this arrangement. The Post-Drilling Agreement states that as payoff for the Company’s outstanding obligations of $1,000,000 plus accrued interest (and additional fees of approximately $200,000), the Company shall issue a convertible note payable to Delek in the amount of $1,220,548. The new note is convertible at the option of Delek at a conversion price of $0.05 per share, and in the event of default the conversion rate adjusts to 60% of the lowest volume weighted average price in the previous 20 trading days. Interest on the note accrues at 12% per annum (15% upon default) and the maturity of the note is October 22, 2020. The Company has a right to prepay all principal and accrued interest prior to maturity. As of June 30, 2020, the accrued interest payable related to this note was approximately $103,000.

The Company accounted for the October 2019 transaction as an extinguishment of the prior note given the addition of the substantive conversion feature discussed above. In addition, The Company concluded that the embedded conversion feature within the note requires derivative accounting treatment under ASC 815, Derivatives and Hedging due to the potential variable conversion feature which lacks an explicit limit on the number of shares that may be required upon conversion. Accordingly, the Company valued the embedded conversion feature and host instrument at their fair values of $479,498 and $1,220,548, respectively, and recognized a loss on extinguishment of $676,785. The fair value of the host note was determined by discounting the future cash flows of the note at a market participant-based rate of interest. Further, since the embedded conversion feature is a derivative liability, it is subsequently remeasured to fair value each reporting period. The fair value of the embedded conversion option was approximately $6,300 as of June 30, 2020.

The fair value of the embedded conversion feature was determined utilizing a Geometric Brownian Motion Stock Path Based Monte Carlo Simulation that utilized the following key assumptions:

	October 17, 2019	June 30, 2020
Stock Price	$0.041	$0.008
Fixed Exercise Price	$0.050	$0.050
Volatility	138%	184%
Term (Years)	1.00	0.30
Risk Free Rate	1.59%	0.16%

June 2019 Convertible Debenture

On June 21, 2019, the Company entered into a securities purchase agreement to borrow up to $3,000,000 through the issuance of convertible debentures (“Convertible Debentures”) and associated warrants. On June 21, 2019, approximately $2,100,000 (“Tranche 1”) of Convertible Debentures were purchased with other tranches closing on August 7, 2019 for $400,000 (“Tranche 2”) and November 6, 2019 (“Tranche 3”) for $500,000. All tranches accrue interest at eight percent per annum, and mature one year after each respective closing date, and are convertible at the option of the holder any time after issuance into common stock at a conversion rate of the lesser of: (1) $0.05 per share; or (2) 80% of the lowest volume weighted adjusted price (as reported by Bloomberg, LP) for the ten consecutive trading days immediately preceding conversion, and in the event of default the conversion rate adjusts to 60% of the lowest volume weighted average price in the previous 20 trading days.

In addition, the holder received warrants to purchase an aggregate of 50 million shares of common stock at an exercise price of $0.04 per share. Such warrants expire on the fifth anniversary of issuance. In total the offering costs incurred related to this Convertible Debenture were approximately $398,000.

The Company evaluated the conversion feature and concluded that it should be bifurcated and accounted for as a derivative liability due to the variable conversion feature which does not contain an explicit limit on the number of shares that are required to be issued upon conversion. In addition, the Company concluded the warrants required treatment as derivative liabilities as the Company could not assert it has sufficient authorized but unissued shares to settle the warrants upon exercise when taking into account other stock-based commitments including the Convertible Debentures. Accordingly, the embedded conversion feature and warrants were recorded at fair value at issuance and are subsequently remeasured to fair value each reporting period. The Company recognized gains of approximately $183,000 and $1,243,000 for the three and nine months ended June 30, 2020, related to the change in fair value of the embedded conversion feature and warrants, respectively.

In June 2020, the Company extended the maturity dates of Tranche 1 and Tranche2 to August 21, 2020 in exchange for a cash payment of $50,000. The extension was treated as a modification for accounting purposes which resulted in the $50,000 being recognized as an additional debt discount allocated on a pro-rata basis between Tranche 1 and Tranche 2 and will be amortized using the effective interest method over the remaining life of the respective tranches.

In addition, during the nine months ended June 30, 2020, the lender converted approximately $1,100,000 of principal of Tranche 1 and approximately $139,000 of accrued interest into common stock. The common stock issued was recorded at its fair value on the dates of conversion which totaled approximately $2.1 million and a loss on extinguishment of debt and related derivative liability was recognized for approximately $1.0 million.

The fair value of the embedded conversion feature was determined utilizing a Geometric Brownian Motion Stock Path Based Monte Carlo Simulation that utilized the following key assumptions:

	Conversions for the nine months ended June 30, 2020		June 30, 2020
Stock Price	$0.014 – 0.034		$0.008
Fixed Exercise Price	$0.050		$0.05
Volatility	77-284%	%	203%
Term (Years)	0.01 - 0.62		0.14
Risk Free Rate	0.13 – 1.62%		0.16%

In addition to the fixed exercise price noted above, the model incorporates the variable conversion price which is simulated as 80% of the lowest trading price within the ten consecutive days preceding presumed conversion.

The Company’s convertible promissory notes consisted of the following as of June 30, 2020.

	Notes	Discount	Notes, Net of Discount
Convertible Notes Payable	$3,347,549	$(442,900)	$2,904,649
Total	$3,347,549	$(442,900)	$2,904,649

NOTE 7 – FAIR VALUE MEASUREMENT

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified and disclosed in one of the following categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivative financial instruments as well as warrants to purchase common stock and long-term incentive plan liabilities calculated using the Black-Scholes model to estimate the fair value as of the measurement date.
Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity).

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s derivative financial instruments that were accounted for at fair value on a recurring basis as of June 30, 2020:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value as of
Derivative Financial Instrument	$—	$2,238,053	$—	$2,238,053

The change in derivative financial instruments for the nine months ended June 30, 2020 is as follows:

September 30, 2019 balance	$3,534,456
New derivative instruments issued	880,462
Derivative instruments converted/extinguished	(673,473)
Change in fair value	(1,503,392)
June 30, 2020 balance	$2,238,053

Non-recurring fair value assessments include impaired oil and natural gas property assessments and stock-based compensation. During the nine months ended June 30, 2020, the Company recorded an impairment charge of $2,124,885 and stock-based compensation expense of approximately $968,000, of which approximately $498,000 was capitalized to oil and gas properties.

NOTE 8 – COMMON STOCK/PAID IN CAPITAL

As discussed in Note 6, the Company issued approximately 106 million common shares with a fair value of approximately $2.1 million upon partial conversions of the notes and related accrued interest during the nine months ended June 30, 2020. The common shares were valued based upon the closing common share prices on the respective conversion dates.

In addition, during the nine months ended June 30, 2020, the Company issued 38,423,221 common shares with a fair value of $1,536,929 to extinguish an accrued expense that totaled $1,613,775. The common shares were valued based upon the closing common share price on the date of settlement resulting in a gain on the extinguishment of the obligation of approximately $77,000.

NOTE 9 – STOCK-BASED COMPENSATION

During the nine months ended June 30, 2020, upon the passing of a member of the management team, the Company modified the vesting terms of a stock option grant previously made to this individual which vested the instrument immediately. The option was for three million shares and was originally granted in June 2018. The Company recorded approximately $8,000 in additional compensation expense related to this modification.

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using the Black Scholes option pricing model, and is recognized over the vesting period. The Company recognized approximately $240,000 and $393,000 in stock-based compensation expense for the quarters ended June 30, 2020 and 2019, respectively. A portion of these costs, approximately $124,000 and $207,000 were capitalized to unproved properties for the three months ended June 30, 2020 and 2019, respectively, with the remainder recorded as general and administrative expenses for each respective period. The Company recognized approximately $968,000 and $802,000 in stock-based compensation expense for the nine months ended June 30, 2020 and 2019, respectively. For the nine months ended June 30, 2020 and 2019 approximately $498,000 and $542,000, respectively was capitalized to unproved properties. The Company did not issue any new stock option grants during the nine months ended June 30, 2020.

The following table summarizes the Company’s stock option activity during the nine months ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2019	104,500,000	$0.0605
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2020	104,500,000	$0.0605	1.58
Vested and expected to vest	104,500,000	$0.0605	1.58
Exercisable at June 30, 2020	104,500,000	$0.0565	1.58

As of June 30, 2020, there was no unrecognized stock-based compensation expense.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company reached an agreement in August 2018 for the settlement of approximately $1 million in debt. Payment of approximately $0.16 million in cash and 10 million shares of common stock was made. The agreement contains a provision that upon the sale of the common stock if the original debt is not fully satisfied, full payment will be made under a mutually agreed payment plan. If the stock is sold for a gain any surplus in excess of $1.3 million shall be a credit against future purchases. The agreement was determined to meet the definition of a derivative in accordance with ASC 815. At June 30, 2020, there is a derivative financial instrument liability recorded of approximately $0.8 million related to this agreement.

In November 2019, the Company purchased a directors and officers’ insurance policy for approximately $241,000 and financed approximately $220,000 of the premium by executing a note payable at an interest rate of 5.6%. The balance of the note payable as of June 30, 2020, is approximately $82,000 and is included in the Notes Payable balance in the Condensed Balance Sheet.

NOTE 11 – LEASES

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

The following table depicts the cumulative effect of the changes made to our September 30, 2019 balance sheet for the adoption of ASC 842 effective on October 1, 2019:

	Balance at September 30, 2019	Impact of Adoption of ASC 842	Adjusted Balance at October 1, 2019
Assets:
Operating lease right of use assets	$—	$104,363	$104,363

Current Liabilities:
Other (Deferred Credit Office Lease)	$42,746	$(42,746)	—
Current portion of operating lease liabilities	$—	$74,114	$74,114

Noncurrent Liabilities:
Operating lease liabilities	$—	$56,565	$56,565

Equity:
Accumulated Deficit	$(55,582,010)	$16,431	$(55,565,581)

The adoption of ASC 842 primarily resulted in the recognition of operating lease liabilities totaling $130,679, based upon the present value of the remaining minimum rental payments using discount rates as of the adoption date. In addition, we recorded corresponding right-of-use assets totaling $104,363 based upon the operating lease liabilities adjusted for deferred rent and lease incentives. In addition, we recorded a $16,431 cumulative effect of initially adopting ASC 842 as an adjustment to the opening balance of accumulated deficit.

NOTE 12 – SUBSEQUENT EVENTS

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

On July 27, 2020, the Company entered into an agreement with holders of the Convertible Debentures to modify the existing arrangement. At the date of modification, the remaining principal under the Convertible debentures was $1.9 million. Pursuant to the modified agreement, the payment terms were changed to as follows:

●	$50,000 on the date of the Agreement;

●	$700,000 on or before August 21, 2020;

●	$750,000 on or before September 30, 2020; and

●	Any remaining principal amount outstanding on or before November 30, 2020.

Upon the timely payment by the Company of the amounts set forth above, all other amounts due on the Debentures, including any interest or fees accrued or that will accrue or become due or payable on the Debentures, will be extinguished.

In addition, the holder agreed to limit their conversion right to $300,000 of outstanding principal between the date of modification and November 30, 2020. The Company further agreed to reduce the exercise price on the warrants to purchase 50,000,000 shares of common stock held by the holder from $0.04 per share to $0.02 per share. The Company plans to use a portion of the proceeds from the insurance settlement, discussed below, to make the payments set forth above.

On July 27, 2020, the Company entered into a settlement with the Underwriters of a well control events insurance policy covering certain claims associated with the drilling of the Company’s Tau Prospect during May 2019. In accordance with the settlement, in lieu of the insurer paying for the redrill of the well and for a complete release of any further liability under the insurance policy, the Company will receive $6,575,000 in cash net to its 25% working interest. Approximately $6.0 million of this amount has been received through the filing date of this report. The Company intends to apply the proceeds from the insurance settlement to pay amounts due on the Convertible Debentures and other payables, as well as fund other general corporate purposes including expenditures associated with the Company’s drilling program.

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

Historical Operations

GulfSlope Energy, Inc. is an independent oil and natural gas exploration and production company whose interests are concentrated in the United States, Gulf of Mexico federal waters offshore Louisiana in 450 feet or less of water depth. The Company has under lease four federal Outer Continental Shelf blocks (referred to as “leases“ in this report) and licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration. Approximately half of this data has been reprocessed utilizing Reverse Time Migration (RTM) to more accurately define the imaging below salt. Since March 2013, we have been singularly focused on identifying high-potential oil and natural gas prospects located on the shelf in the U.S. GOM. We have evaluated our licensed 3-D seismic data using advanced interpretation technologies. As a result of these analyses, we have identified and acquired leases on multiple prospects that we believe may contain economically recoverable hydrocarbon deposits, and we plan to continue to conduct more refined analyses of our prospects as well as target additional lease and property acquisitions. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns. Actions of the Bureau of Ocean Energy Management (“BOEM“) have reduced the royalty rate for leases acquired after August 2017 in water depths of less than 200 meters (approximately 656 feet) from 18.75% to 12.5%, which further enhances the economics for the drilling of any leases acquired after August 2017 in these water depths. This reduced royalty applies to three of the Company’s leases.

The Company has invested significant technical person hours in the reprocessing and interpretation of seismic data. We believe the proprietary reprocessing and interpretation and the contiguous nature of our licensed 3-D seismic data gives us an advantage over other exploration and production (“E&P”) companies operating in our core area.

We have historically operated our business with working capital deficits and these deficits have been funded by equity and debt investments and loans from management. As of June 30, 2020, we had $1.06 million of cash on hand, $0.8 million of this amount is for the payment of joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures through August 2021. The Company plans to finance operations and planned expenditures through equity and/or debt financings, farm-out agreements, and/or other transactions. There are no assurances that financing will be available with acceptable terms, if at all.

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

Advanced seismic image processing. Commercial improvements in 3-D seismic data imaging and the development of advanced processing algorithms, including pre-stack depth, beam, and reverse time migration have allowed the industry to better distinguish hydrocarbon traps and identify previously unknown prospects. Specifically, advanced processing techniques improve the definition of the seismic data from a scale of time to a scale of depth, thus correctly locating the images in three dimensions. Our technical team has significant experience utilizing advanced seismic image processing techniques in our core area, and we apply the industry’s most advanced noise reduction technology to generate clearer images. In addition, having drilled two wells in our core area, we have the advantage of proprietary velocity information which further enhances our depth migration of 3D seismic data. This enables more accurate subsurface imaging.

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

We currently hold four leases that comprise three prospects and we intend to evaluate additional potential sources for growth opportunities with companies that hold active leases in our core area. Our leases have a five-year primary term, expiring in 2022 and 2023 and 2025. BOEM’s regulatory framework provides multiple options for leaseholders to apply to receive extensions of lease terms under specified conditions. GulfSlope is exploring all options contained in BOEM’s regulatory framework to extend the terms of the leases. Additional prospective acreage can be obtained through lease sales, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic licensing, acquisition, processing, and/or interpretation may become highly advantageous, in order to more precisely define the most optimal drillable location(s), particularly for development of discoveries.

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

Current Operations

The Company has been conducting pre-drill operations for the Tau prospect which is anticipated to be re-drilled to a total depth of approximately 21,000 feet. The Exploration Plan and the APD for this well have been filed with BOEM, the Exploration Plan has been approved and the APD is pending approval.

The Company continues to be active in the evaluation of potential mergers and producing property acquisitions that it deems to be attractive opportunities. Any such merger or acquisition is likely to be financed through a combination of debt and equity.

The Tau Prospect is located approximately six miles northeast of the Mahogany Field, discovered in 1993. The Mahogany Field is recognized as the first commercial discovery below allocthonous salt in the Gulf of Mexico. The Tau Prospect is defined by mapping of 3D seismic reprocessed by RTM methods. Drilling operations on the Tau subsalt prospect commenced in September 2018. The wellbore was designed to test multiple Miocene horizons trapped against a well-defined salt flank, including equivalent reservoir sands discovered and developed at the nearby Mahogany Field. The surface location for Tau was located in 305 feet of water. In January 2019, the Tau well experienced an underground control of well event and as a result, an insurance claim was filed with the insurance Underwriters for a net amount of approximately $10.8 million for 100% working interest. The insurance claim was subsequently approved. On May 13, 2019, GulfSlope announced the Tau well was drilled to a measured depth of 15,254 feet, as compared to the originally permitted 29,857 foot measured depth. Producible hydrocarbon zones were not established to that depth, but hydrocarbon shows were encountered. Complex geomechanical conditions required two by-pass wellbores, one sidetrack wellbore, and eight casing strings to reach the depth of 15,254 feet. Equipment limitations prevented further drilling at that time. In addition, the drilling rig had contractual obligations related to another operator. Due to these factors, the Company elected to temporarily plug the well in a manner that would allow for re-entry at a later time. Planning is underway for a re-drill of the Tau prospect.

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

As of June 30, 2020, the Company’s oil and gas properties consisted of wells in process, capitalized exploration and acquisition costs for unproved properties and no proved reserves.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

There was no revenue during the three months ended June 30, 2020 and 2019. We incurred approximately $2.1 million of impairment of oil and natural gas properties for the three months ended June 30, 2020 and $4.3 million for the three months ended June 30, 2019. This is due to the expiration of oil and gas leases for the three months ended June 30, 2020 and 2019. General and administrative expenses were approximately $0.3 million for the three months ended June 30, 2020, compared to approximately $0.4 million for the three months ended June 30, 2019. Net interest expense was approximately $1,100 with interest expense of approximately $1.2 million for the three months ended June 30, 2020 net of approximately $1,000 of interest income and approximately $1.2 million of interest expense capitalized to unevaluated oil and natural gas properties, as compared to approximately $1.7 million for the three months ended June 30, 2019 with interest expense of approximately $2.1 million for the three months ended June 30, 2019 net of approximately $17,000 of interest income and approximately $0.4 million of interest expense capitalized to unevaluated oil and natural gas properties. Loss on debt extinguishment was approximately $18,000 for the three months ended June 30, 2020 and nil for the three months ended June 30, 2019. This was primarily due to convertible note and accrued interest conversions in exchange for the issuance of common stock for the three months ended June 30, 2020. Loss on derivative financial instrument was $0.2 million and a $0.1 million for the three months ended June 30, 2020 and 2019, respectively, which was caused by the change in fair value of the underlying derivative financial instruments.

Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019

There was no revenue during the nine months ended June 30, 2020 and 2019. We incurred approximately $2.1 million of impairment of oil and natural gas properties for the nine months ended June 30, 2020 and $4.3 million for the nine months ended June 30, 2019. This is due to the expiration of oil and gas leases for the nine months ended June 30, 2020 and 2019. General and administrative expenses were approximately $1.2 million for the nine months ended June 30, 2020, compared to approximately $1.0 million for the nine months ended June 30, 2019. Interest expense was approximately $16,000 for the nine months ended June 30, 2020, with interest expense of approximately $2.4 million net of interest income of approximately $22,000 and capitalized interest of approximately $2.4 million compared to approximately $1.7 million for the nine months ended June 30, 2019 with interest expense of approximately $2.4 million net of interest income of approximately $65,000 and capitalized interest of approximately $0.6 million. Loss on debt extinguishment was approximately $1.6 million for the nine months ended June 30, 2020 and $5.1 million for the nine months ended June 30, 2019. This was primarily due to convertible note and accrued interest conversions for the nine months ended June 30, 2020, and to loan and subsequent warrant exercise resulting in loan extinguishment for the nine months ended June 30, 2019. Gain on derivative financial instrument was $1.5 million for the nine months ended June 30, 2020 and a loss of approximately $0.1 million for the nine months ended June 30, 2019, which was caused by the change in fair value of the underlying derivative financial instruments.

Liquidity and Capital Resources

The Company has incurred accumulated losses for the period from inception to June 30, 2020, of approximately $59.1 million, and has a negative working capital of $18.4 million. For the nine months ended June 30, 2020, the Company has generated losses of $3.5 million and net cash used in operations of $0.1 million. As of June 30, 2020, there was $1.06 million of cash on hand, $0.8 million of this amount is for joint payables from drilling operations. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through August 2021. The $10 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $14.9 million as of June 30, 2020. The Company plans to finance operations and planned expenditures through the issuance of equity securities, debt financings, farm-out agreements, mergers or other transactions to include the cash settlement of the Company’s insurance claim. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. In July 2020, the Company reached agreement with the Underwriters to accept a settlement in lieu of a re-drill (See Note 12 - Subsequent Events).

For the nine months ended June 30, 2020, the Company used approximately $0.1 million of net cash from operating activities, compared with approximately $7.0 million of net cash used in operating activities for the nine months ended June 30, 2019. For the nine months ended June 30, 2020, we used approximately $0.4 million of cash in investing activities compared with approximately $9.1 million of cash used in investing activities for the nine months ended June 30, 2019. For the nine months ended June 30, 2020, we received approximately $0.4 million of net cash from financing activities, compared with approximately $12.8 million received in financing activities for the nine months ended June 30, 2019. These amounts are from loan proceeds of approximately $0.5 million received from the issuance of Convertible Debentures and the execution of a PPP loan during the nine months ended June 30, 2020 and $12.8 million of loan proceeds received for the nine months ended June 30, 2019.

We will need to raise additional funds to cover planned expenditures, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third-party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations, or the Company would need to sell assets or consider alternative plans up to and including restructuring.

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

At June 30, 2020, we had approximately $12.4 million of fixed-rate debt outstanding. All fixed-rate debt has a weighted average interest rate of 6.2%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss.

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

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	08/14/2020	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	08/14/2020	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer