Form 10-K
period 2020-09-30
GULFSLOPE ENERGY, INC.
filed 2020-12-29
CIK 1341726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2020

or

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

(281) 918-4100

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001	GSPE	OTC

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates was $10,225,907 based on 730,421,959 shares held by non-affiliates. These computations are based upon the closing sales price of $0.014 for the common stock of the Company on the OTCPK of the Financial Industry Regulatory Authority, Inc. (“FINRA”) on March 31, 2020.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of December 28, 2020
Common Stock, $0.001 par value per share	1,268,240,346

Documents incorporated by reference: None

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In this Annual Report, references to “GulfSlope Energy,” “GulfSlope,” the “Company,” “we,” “us,” and “our” refer to GulfSlope Energy, Inc., the Registrant.

This Annual Report on Form 10-K (this “Annual Report” or this “Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Annual report are forward looking statements, including, without limitation, statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. These forward-looking statements may be, but are not always, identified by their use of terms and phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” “could” and “potential,” and similar terms and phrases, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Annual Report including in Part I, Item 1A, “Risk Factors.” Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

We have focused our operations in the Gulf of Mexico because we believe this area provides us with favorable geologic and economic conditions, including multiple reservoir formations, comprehensive geologic databases, extensive infrastructure, relatively favorable royalty regime, and an attractive acquisition market and because our management and technical teams have significant experience and technical expertise in this geologic province. Additionally, we licensed 2.2 million acres of advanced 3-D seismic data, a significant portion of which has been enhanced by new, state-of-the-art reprocessing and noise attenuation techniques including reverse time migration depth imaging. We have used our broad regional seismic database and our reprocessing efforts to generate and high-grade oil and natural gas prospects. The use of our extensive seismic database, coupled with our ability, knowledge, and expertise to effectively reprocess this seismic data, allows us to further optimize our drilling operations and to effectively evaluate acquisition and joint venture opportunities. We consistently assess our prospect inventory in order to deploy capital as efficiently as possible. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns.

Competitive Advantages

Experienced management. Our management team has a track record of finding, developing and producing oil and natural gas in various hydrocarbon producing basins including the U. S. Gulf of Mexico. Our team has significant experience in acquiring and operating oil and natural gas producing assets worldwide with particular emphasis on conventional reservoirs. We deployed a technical team with over 150 years of combined industry experience finding and developing oil and natural gas in the development and execution of our technical strategy. We believe the application of advanced geophysical techniques on a specific geographic area with unique geologic features such as conventional reservoirs whose trapping configurations have been obscured by overlying salt layers provides us with a competitive advantage.

Advanced seismic image processing. Commercial improvements in 3-D seismic data imaging and the development of advanced processing algorithms, including pre-stack depth, beam, and reverse time migration have allowed the industry to better distinguish hydrocarbon traps and identify previously unknown prospects. Specifically, advanced processing techniques improve the definition of the seismic data from a scale of time to a scale of depth, thus locating the images in three dimensions. The Company has invested significant technical person hours in the reprocessing and interpretation of seismic data. We believe the proprietary reprocessing and interpretation and the contiguous nature of our licensed 3-D seismic data gives us an advantage over other exploration and production companies operating in our core area.

Industry leading position in our core area. We have licensed 2.2 million acres of 3-D seismic data which covers over 440 Outer Continental Shelf (“OCS”) Federal lease blocks on the highly prolific Louisiana outer shelf, offshore Gulf of Mexico. We believe the proprietary and state-of-the-art reprocessing of our licensed 3-D seismic data, along with our proprietary and leading-edge geologic depositional and petroleum trapping models, gives us an advantage in identifying and high grading drilling and acquisition opportunities in our core area.

Technical Strategy

We believe that a major obstacle to identifying potential hydrocarbon accumulations globally has been the inability of seismic technology to accurately image deeper geologic formations because of overlying massive, extensive, and complex salt bodies. Large and thick laterally extensive subsurface salt layers highly distort the seismic ray paths traveling through them, which often has led to misinterpretation of the underlying geology and the potential major accumulations of oil and gas. We believe the opportunity exists for a technology-driven company to extensively apply advanced seismic acquisition and processing technologies, with the goal of achieving attractive commercial discovery rates for exploratory wells, and their subsequent appraisal and development, potentially having a very positive impact on returns on invested capital. These tools and techniques have been proven to be effective in deep water exploration and production worldwide, and we are using them to identify and drill targets below the salt bodies in an area of the shallower waters of the Gulf of Mexico where industry activity has largely been absent for over 20 years. GulfSlope management led the early industry teams in their successful efforts to discover and develop five new fields below the extensive salt bodies in our core area during the 1990’s, which have produced over 125 million barrels of oil equivalent.

Our technical approach to exploration and development is to deploy a team of highly experienced geo-scientists who have current and extensive understanding of the geology and geophysics of the petroleum system within our core area, thereby decreasing the traditional timing and execution risks of advancing up a learning curve. For data licensing, re-processing and interpretation, our technical staff has prioritized specific geographic areas within our 2.2 million acres of seismic coverage, with the goal to optimize capital outlays.

Modern 3-D seismic datasets with acquisition parameters that are optimal for improved imaging at multiple depths are readily available in many of these sub-basins across our core area, and can be licensed on commercially reasonable terms The application of state-of-the-art seismic imaging technology is necessary to optimize delineation of prospective structures and to detect the presence of hydrocarbon-charged reservoirs below many complex salt bodies. An example of such a seismic technology is reverse time migration, which we believe to be the most accurate, fastest, and yet affordable, seismic imaging technology for critical depth imaging available today.

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

We currently hold three leases and we are evaluating the acquisition of additional leases in our core area. Our original leases have a five-year primary term, expiring in 2022, 2023 and 2025. BOEM’s regulatory framework provides multiple options for leaseholders to apply to receive extensions of lease terms under specified conditions. GulfSlope is exploring all options contained in BOEM’s regulatory framework to extend the terms of the leases. Additional prospective acreage can be obtained through lease sales, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic licensing, acquisition, processing, and/or interpretation may become highly advantageous, in order to more precisely define the most optimal drillable location(s), particularly for development of discoveries.

We continue to evaluate potential producing property acquisitions in the offshore Gulf of Mexico, taking advantage of our highly specialized subsurface and engineering capabilities, knowledge, and expertise to identify attractive opportunities. Any merger or acquisition is likely to be financed through the issuance of debt and/or equity securities.

Drilling and Other Exploratory and Development Strategies

Our plan has been to partner with other entities which could include oil and gas companies and/or financial investors. Our goal is to diversify risk and minimize capital exposure to exploration drilling costs. We expect a portion of our exploration costs to be paid by our partners through these transactions, in return for our previous investment in prospect generation and delivery of an identified prospect on acreage we control. Such arrangements are a commonly accepted industry method of proportionately recouping pre-drill cost outlays for seismic, land, and associated interpretation expenses. We cannot assure you, however, that we will be able to enter into any such arrangements on satisfactory terms. In any drilling, we expect that our retained working interest will be adjusted based upon factors such as geologic risk and well cost. Early monetization of a discovered asset or a portion of a discovered asset is an option for the Company as a means to fund development of additional exploration projects as an alternative to potential equity or debt offerings. However, if a reasonable value were not received from the market at the discovery stage, then we may elect to retain (subject to lease terms) the discovery asset undeveloped, until a reasonable offer is received in line with our perceived market value, or we may elect to seek development partners on a promoted basis in order to substantially reduce capital development requirements.

Oil and Natural Gas Industry

The oil and natural gas industry is a complex, multi-disciplinary sector that varies greatly across geographies. As a heavily regulated industry, operating conditions are subject to political regimes and changing legislation. Governments can either induce or deter investment in exploration and production, depending on legal requirements, fiscal and royalty structures and regulation. Beyond political considerations, exploration and production for hydrocarbons is an extremely risky business with multiple failure modes. Exploration and production wells require substantial investment and are long-term projects, sometimes exceeding twenty years. Regardless of the effort spent on an exploration or production prospect, success is difficult to attain. Even though modern equipment, including seismic equipment and advanced software has helped geologists find producing structures and map reservoirs, they do not guarantee any outcome. Drilling is the only method to ultimately determine whether a prospect will be productive, and even then, many complications can arise during drilling (e.g., those relating to drilling depths, pressure, porosity, weather conditions, permeability of the formation and rock hardness, among others).

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

Competition

We operate in a highly competitive environment for generating, evaluating and drilling prospects and for acquiring properties. Many of our competitors are major or large independent oil and natural gas companies that possess and employ financial resources well in excess of the Company’s resources. We believe that we may have to compete with other companies when acquiring leases or oil and gas properties. These additional resources can be particularly important in reviewing prospects and purchasing properties. Competitors may be able to evaluate and purchase a greater number of properties and prospects than our financial or personnel resources permit. Competitors may also be able to pay more for properties and prospects than we are able or willing to pay. Further, our competitors may be able to expend greater resources on the existing and changing technologies that we believe will impact attaining success in the industry. If we are unable to compete successfully in these areas in the future, our future growth may be diminished or restricted. Furthermore, these companies may also be better able to withstand the financial pressures of unsuccessful drill attempts, delays, sustained periods of volatility in financial or commodity markets and generally adverse global and industry-wide economic conditions and may be better able to absorb the burdens resulting from changes in relevant laws and regulations, which would adversely affect our operations.

Governmental Regulation

Our oil and natural gas operations are subject to various federal, state, and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties, occupational health and safety, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. The production, handling, storage, transportation, and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, and local laws and regulations relating primarily to the protection of human health and the environment. State and local laws and regulations may affect the prices at which royalty owners are paid for their leases by requiring more stringent disclosure and certification requirements, adjusting interest rates for late payments, raising legal and administrative costs and imposing more costly default contractual terms. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. Although the regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect others in our industry with similar business models.

 Our operations on federal oil and natural gas leases in the United States Gulf of Mexico are subject to regulation by the Bureau of Safety and Environmental Enforcement (“BSEE”), the Bureau of Ocean Energy Management (“BOEM”) and the Office of Natural Resources Revenue (“ONRR”), which are all agencies of the U.S. Department of the Interior (“DOI”). These leases contain relatively standardized terms and require compliance with detailed BSEE and BOEM regulations and orders issued pursuant to various federal laws, including the federal Outer Continental Shelf Lands Acts (“OCSLA”). These laws and regulations are subject to change, and many new requirements, including those related to safety, permitting and performance, have been imposed by BSEE and BOEM subsequent to the 2010 Deepwater Horizon incident. For offshore operations, lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the U.S. Environmental Protection Agency (the “EPA”), lessees must obtain a permit from BSEE prior to the commencement of drilling and comply with regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment (“P&A”) of wells on the OCS, calculation of royalty payments and the valuation of production for this purpose, and removal of facilities.

The trend in the United States over the past decade has been for these governmental agencies to continue to evaluate and as necessary develop and implement new, more restrictive requirements, although in recent years under the Trump Administration there have been actions seeking to mitigate certain of those more rigorous standards. For example, in 2016, BSEE under the Obama Administration published a final rule on well control that, among other things, imposed rigorous standards relating to the design, operation and maintenance of blow-out preventers, real-time monitoring of deepwater, high temperature, high pressure drilling activities, and enhanced reporting requirements. Pursuant to President Trump’s Executive Orders dated March 28, 2017, and April 28, 2017, BSEE initiated a review of the well control regulations to determine whether the rules are consistent with the stated policy of encouraging energy exploration and production, while ensuring that any such activity is safe and environmentally responsible. One consequence of this review is that on May 15, 2019, BSEE published final revisions to the existing 2016 rule on well control that became effective on July 15, 2019 and, among other things, eliminated the requirement for a BSEE-approved verification organization for third parties providing certifications of certain critical well control functions. In another example, BSEE published a final rule in September 2018 amending its production safety systems regulations, which includes the imposition of operational and design standards and the removal of the requirement of offshore operators to certify through an independent third party that their critical safety and pollution prevention equipment (e.g. subsea safety equipment, including blowout preventers) is operational and functioning as designed in the most extreme conditions. There exists the possibility that certain of these recent mitigatory actions under the Trump Administration could be withdrawn or revised in the future as a result of litigation or by a different presidential administration to impose or re-implement more stringent standards.

Compliance with these regulatory actions, or any new laws, regulations or other legal initiatives could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business. In addition, under certain circumstances, BSEE may require our operations on federal leases to be suspended or terminated. Any such suspension or termination could adversely affect our financial condition and operations.

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

Environmental Regulation

The operation of our future oil and natural gas properties will be subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Applicable U.S. federal environmental laws include, but are not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Clean Water Act (“CWA”) and the Clean Air Act (“CAA”). These laws and regulations govern environmental cleanup standards, require permits for air, water, underground injection, waste disposal and set environmental compliance criteria. In addition, state and local laws and regulations set forth specific standards for drilling wells, the maintenance of bonding requirements in order to drill or operate wells, the spacing and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the prevention and cleanup of pollutants and other matters. Typically, operators maintain insurance against costs of clean-up operations, but are not fully insured against all such risks. Additionally, U.S. Congress and federal and state agencies frequently revise the environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs. There can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause us to incur material environmental liabilities or costs.

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

Air Emissions — The CAA and comparable state statutes restrict the emission of air pollutants and affect both onshore and offshore oil and natural gas operations. New facilities may be required to obtain separate construction and operating permits before construction work can begin or operations may start, and existing facilities may be required to incur capital costs in order to remain in compliance. Also, the EPA has developed, and continues to develop, more stringent regulations governing emissions of toxic air pollutants, and is considering the regulation of additional air pollutants and air pollutant parameters. For example, in 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.

Climate Change — Climate change continues to attract considerable public, political and scientific attention. As a result, numerous regulatory initiatives have been made, and are likely to continue to be made, at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases (“GHG”) as well as to restrict or eliminate such future emissions. These regulatory efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. Additionally, the threat of climate change has resulted in increasing political, litigation and financial risks associated with the production of fossil fuels and emission of GHGs. The adoption and implementation of any federal or state legislation, regulations or executive orders or the occurrence of any litigation or financial developments that impose more stringent requirements or bans on GHG-emitting production activities or locations where such production activities may occur, impose liabilities for past conduct relating to GHG-emitting production activities, or limit or eliminate sources of financing for on-going production operations could require us to incur increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas.

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

National Environmental Policy Act. Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the U.S. Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. The process involves the preparation of either an environmental assessment or environmental impact statement depending on whether the specific circumstances surrounding the proposed federal action will have a significant impact on the human environment. The NEPA process involves public input through comments, which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system, by process participants. This process may result in delaying the permitting and development of projects, increase the costs of permitting and developing some facilities and could result in certain instances in the cancellation of existing leases.

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

Protected and Endangered Species. The Endangered Species Act (“ESA”) restricts activities that may affect federally identified endangered and threatened species or their habitats. Additionally, the Migratory Bird Treaty Act (“MBTA”) implements various treaties and conventions between the United States and certain other nations for the protection of migratory birds. Under the MBTA, the taking, killing or possessing of migratory birds is unlawful without a permit. The Marine Mammal Protection Act (“MMPA”) similarly prohibits the taking of marine mammals without authorization. Additionally, the U.S. Fish and Wildlife Service (“FWS”) may make determinations on the listing of species as threatened or endangered under the ESA and litigation with respect to the listing or non-listing of certain species may result in more fulsome protections for non-protected or lesser-protected species. We conduct operations on oil and natural gas leases in areas where certain species that are protected by the ESA, MBTA and MMPA are known to exist and where other species that could potentially be protected under these statutes are known to exist. The FWS or the National Marine Fisheries Service may designate critical habitat that it believes is necessary for survival of a threatened or endangered species. A critical habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit access to protected areas for oil and natural gas development. These statutes may result in operating restrictions or a temporary, seasonal or permanent ban in affected areas.

Employees

We currently have seven employees. We utilize consultants and contractors, as needed, to perform strategic, technical, operational and administrative functions, and as advisors.

Additional Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and amendments to those reports with the U.S. Securities and Exchange Commission (“SEC”). Our reports filed with the SEC are available free of charge to the general public through our website at www.gulfslope.com. These reports are accessible on our website as soon as reasonably practicable after being filed with, or furnished to, the SEC. This Form 10-K and our other filings can also be obtained through the SEC’s web site at www.sec.gov. Information on our website is not a part of this Form 10-K.

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment

Risks Related to Our Business and Financial Condition

Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms, if at all, in the future, which may in turn limit our ability to execute our business strategy.

We expect our capital outlays and operating expenditures to increase substantially over at least the next several years as we expand our operations. Lease and property acquisition costs, as well as drilling operations, are very expensive, and we will need to raise substantial additional capital, through equity offerings, strategic transactions or debt financings in 2021.

Our future capital requirements will depend on many factors, including:

●	the number, location, terms and pricing of our anticipated lease acquisitions;
●	our financing of the lease acquisitions and associated bonding;
●	our ability to enter into partnerships and farm-outs with other oil and gas exploration and production companies and/or financial investors on satisfactory terms;
●	location of any drilling activities, whether onshore or offshore, as well as the depth of any wells to be drilled;
●	cost of additional seismic data to license as well as the reprocessing cost;
●	the scope, rate of progress and cost of any exploration and production activities;
●	oil and natural gas prices;
●	our ability to locate and acquire oil and gas reserves;
●	our ability to produce those oil and natural gas reserves;
●	access to oil and gas services and existing pipeline infrastructure;
●	the terms and timing of any drilling and other production-related arrangements that we may enter into;

●	the cost and timing of governmental approvals and/or concessions;
●	the cost, number, and access to qualified industry professionals we employ; and
●	the effects of competition by larger companies operating in the oil and gas industry.

We have planned operating expenditures through December 2021 of approximately $10 million, which includes drilling capital expenditures and general and administrative expenses. We will need to raise funds to cover these planned operating expenditures.

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

Our fiscal 2020 financial statements express substantial doubt about our ability to continue as a going concern, raising questions as to our continued existence.

We have incurred losses since our inception resulting in an accumulated deficit of approximately $58.0 million and negative working capital totalling approximately $10.3 million at September 30, 2020.  Further losses are anticipated as we continue to develop our business. To continue as a going concern, we estimate that we will need approximately $10 million to meet our obligations and planned operating expenditures through December 2021. These expenditures include anticipated drilling capital expenditures, lease rentals to the BOEM, general and administrative expenses, and costs associated with IT and seismic acquisition and processing. In addition, we plan to extend the agreements associated with our loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. We plan to finance our operations through equity and/or debt financings, and strategic transactions to include farm-outs, asset sales or mergers. There are no assurances that financing will be available with acceptable terms, if at all. If we are not successful in obtaining financing, our operations would need to be curtailed or ceased or the Company would need to sell assets or consider alternative plans up to and including restructuring.

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

3-D seismic interpretation does not guarantee that hydrocarbons are present or if present, produce in economic quantities.

We rely on 3-D seismic studies to assist us with assessing prospective drilling opportunities on our properties, as well as on properties that we may acquire. Such seismic studies are merely an interpretive tool and do not necessarily guarantee that hydrocarbons are present or, if present, produce in economic quantities, and seismic indications of hydrocarbon saturation are generally not reliable indicators of productive reservoir rock. These limitations of 3-D seismic data may impact our drilling and operational results, and consequently our financial condition

Our leases may be terminated if we are unable to make future lease payments or if we do not drill in a timely manner.

The failure to timely affect all lease related payments could cause the leases to be terminated by the BOEM. Net lease rental obligations on our existing prospects are expected to be approximately $0.2 million in fiscal year 2021. Our leases have a five-year primary term, expiring in 2022, 2023 and 2025. Each lease may be extended, by drilling a well capable of producing hydrocarbons and submitting a Plan of Production approved by the regulatory authorities. In addition, the terms of our leases may be extended for an additional three years, provided a well is spud targeting hydrocarbons below 25,000 feet true vertical depth (“TVD”) within the primary term of the lease. In addition, the terms of our leases may also be extended by the granting of a Subsalt Lease Term Extension, should we elect to apply and qualify for said extension on any lease(s). If we are not successful in raising additional capital, we may be unable to successfully exploit our properties, and we may lose the rights to develop these properties upon the expiration of our leases. If not successful in securing extensions, those leases will be subject to the competitive bid process in the semi-annual BOEM OCS Lease Sales.

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

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. While we will endeavor to effectively manage these conditions, we cannot be assured of doing so optimally, and we will not be able to eliminate them completely in any case. Therefore, these conditions could adversely impact our operations

We are substantially dependent on certain members of our management and technical team.

Investors in our common stock must rely upon the ability, expertise, judgment and discretion of our management and the success of our technical team in identifying and acquiring leases and producing properties, as well as discovering and developing any oil and gas reserves. Our performance and success are dependent, in part, upon key members of our management and technical team, and their loss or departure could be detrimental to our future success. In making a decision to invest in our common stock, you must be willing to rely to a significant extent on our management’s discretion and judgment. The loss of any of our management and technical team members could have a material adverse effect on our business prospects, results of operations and financial condition, as well as on the market price of our common stock. We may not be able to find replacement personnel with comparable skills. If we are unable to attract and retain key personnel, our business may be adversely affected. We do not currently maintain key-man insurance on any member of the management team.

We are an oil and natural gas exploration and production company with limited operating history, and there can be no assurance that we will be successful in executing our business plan. We may never attain profitability.

We commenced our business activity in March 2013, when we entered into 3-D license agreements covering approximately 2.2 million acres, and have entered into additional 3-D license agreements with seismic companies to acquire additional data and reprocess seismic data. While we intend to engage in the acquisition, drilling, development, and production of oil and natural gas in the future, we currently have no reserves or production. As we are a relatively new business, we are subject to all the risks and uncertainties, which are characteristic of a new business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks, as well as those risks that are specific to the oil and gas industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

We may be unable to access the capital markets to obtain additional capital that we will require to implement our business plan, which would restrict our ability to grow.

Our current capital on hand is insufficient to enable us to fully execute our business strategy in 2021. Because we are a company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital. Our ability to obtain needed financing may be impaired by conditions and instability in the capital markets (both generally and in the oil and gas industry in particular), our status as a early-stage enterprise without a demonstrated operating history, the location of our leases and prices of oil and natural gas on the commodities markets (which will impact the amount of financing available to us), and/or the loss of key consultants and management. Further, if oil and/or natural gas prices decrease, then potential revenues, if any, will decrease, which may increase our requirements for capital. Some of the future contractual arrangements governing our operations may require us to maintain minimum capital (both from a legal and practical perspective), and we may lose our contractual rights if we do not have the required minimum capital. If the amount of capital we can raise is not sufficient, we may be required to curtail or cease our operations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at September 30, 2020, we had an accumulated deficit of approximately $58.0 million. We had no revenues in 2020 and do not anticipate generating revenues in fiscal 2021, or in subsequent periods unless we are successful in discovering or acquiring economically recoverable oil or gas reserves. We expect continued losses in fiscal year 2021, and thereafter until we are successful in discovering or acquiring economically recoverable oil or gas reserves

The majority of our existing debt outstanding is payable on demand. If we are unable to repay our existing or future debt as it becomes due, we may be unable to continue as a going concern.

As of September 30, 2020, we owed John Seitz, our chief executive officer, a total of $8.7 million in notes, payable on demand and bearing interest at the rate of 5% per annum. Unpaid interest associated with these notes was $2.5 million as of September 30, 2020. In addition, approximately 16% of our outstanding common stock is controlled by Mr. Seitz. If demand for immediate payment of some or all of these notes were to occur, it will threaten our ability to continue as a going concern.

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

We may not realize all of the anticipated benefits from our future acquisitions, and we may be unable to successfully integrate future acquisitions.

Our growth strategy will, in part, rely on acquisitions. We have to plan and manage acquisitions effectively to achieve revenue growth and maintain profitability in our evolving market. We may not realize all of the anticipated benefits from our future acquisitions, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher than expected acquisition and operating costs or other difficulties, inexperience with operating in new geographic regions, unknown liabilities, inaccurate reserve estimates and fluctuations in market prices.

In addition, integrating acquired businesses and properties involves a number of special risks and unforeseen difficulties can arise in integrating operations and systems and in retaining and assimilating employees. These difficulties include, among other things:

●	operating a larger organization;
●	coordinating geographically disparate organizations, systems and facilities;
●	integrating corporate, technological and administrative functions;
●	diverting management’s attention from regular business concerns;
●	diverting financial resources away from existing operations;
●	increasing our indebtedness; and
●	incurring potential environmental or regulatory liabilities and title problems.

Any of these or other similar risks could lead to potential adverse short-term or long-term effects on our operating results. The process of integrating our operations could cause an interruption of, or loss of momentum in, the activities of our business. Members of our management may be required to devote considerable amounts of time to this integration process, which decreases the time they have to manage our business. If our management is not able to effectively manage the integration process, or if any business activities are interrupted as a result of the integration process, our business could suffer.

Our future acquisitions could expose us to potentially significant liabilities, including P&A liabilities.

We expect that future acquisitions will contribute to our growth. In connection with potential future acquisitions, we may only be able to perform limited due diligence.

Successful acquisitions of oil and natural gas properties require an assessment of a number of factors, including estimates of recoverable reserves, the timing of recovering reserves, exploration potential, future oil and natural gas prices, operating costs and potential environmental, regulatory and other liabilities, including P&A liabilities. Such assessments are inexact and may not disclose all material issues or liabilities. In connection with our assessments, we perform a review of the acquired properties. However, such a review may not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities.

There may be threatened, contemplated, asserted or other claims against the acquired assets related to environmental, title, regulatory, tax, contract, litigation or other matters of which we are unaware, which could materially and adversely affect our production, revenues and results of operations. We may be successful in obtaining contractual indemnification for preclosing liabilities, including environmental liabilities, but we expect that we will generally acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties. In addition, even if we are able to obtain such indemnification from the sellers, these indemnification obligations usually expire over time and could potentially expose us to unindemnified liabilities, which could materially adversely affect our production, revenues and results of operations.

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

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. In addition, the prices we receive for any future production and the levels of any future production and reserves will depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

●	changes in global supply and demand for oil and natural gas by both refineries and end users;
●	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
●	the price and volume of imports of foreign oil and natural gas;
●	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;
●	the level of global oil and gas exploration and production activity;
●	the level of global oil and gas inventories;
●	weather conditions;
●	government policies to discourage use of fuels that emit GHGs and encourage use of alternative energy;
●	technological advances affecting energy consumption;
●	domestic and foreign governmental regulations and taxes;
●	proximity and capacity of oil and gas pipelines and other transportation facilities;
●	the price and availability of competitors’ supplies of oil and gas in captive market areas;
●	the introduction, price and availability of alternative forms of fuel to replace or compete with oil and natural gas;
●	import and export regulations for LNG and/or refined products derived from oil and gas production from the US;

●	speculation in the price of commodities in the commodity futures market;
●	technological advances affecting energy consumption;
●	the availability of drilling rigs and completion equipment; and
●	the overall economic environment.

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

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. We may not discover oil or natural gas in commercially viable quantities. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones (which may lead to blowouts, fires, and explosions) and tools lost in the hole, and changes in drilling plans, locations as a result of prior exploratory wells or additional seismic data and interpretations thereof, and final commercial terms negotiated with partners. Developing exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial risk. The budgeted costs of drilling, completing, and operating exploratory wells are often exceeded and can increase significantly when drilling costs rise. Drilling may be unsuccessful for many reasons, including title problems, adverse weather conditions (which may be more frequent as climate changes), cost overruns, equipment shortages, mechanical difficulties, and environmental hazards (including spills and toxic gas releases). There is no assurance that we will successfully complete any wells or if successful, that the wells would be economically successful. Moreover, the successful drilling or completion of any oil or gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. We cannot assure you that our exploration activities will result in profitable operations, the result of which will materially adversely affect our business.

Competition within our industry may adversely affect our operations.

Competition within our industry is intense, particularly with respect to the acquisition of producing properties and undeveloped acreage. We compete with major oil and gas companies and other independent producers of varying sizes, all of which are engaged in the acquisition of properties and the exploration and development of such properties. Many of our competitors have financial resources and exploration and development budgets that are substantially greater than our budget, which may adversely affect our ability to compete. If other companies relocate to the Gulf of Mexico region, levels of competition may increase and our business could be adversely affected. In the exploration and production business, some of the larger integrated companies may be better able than we are to respond to industry changes including price fluctuations, oil and gas demand, political change and government regulations.

We actively compete with other companies when acquiring new leases or oil and gas properties. For example, new leases acquired from BOEM are acquired through a “sealed bid” process and are generally awarded to the highest bidder. These additional resources can be particularly important in reviewing prospects and purchasing properties. The competitors may also have a greater ability to continue drilling activities during periods of low oil and gas prices, such as the current decline in oil prices, and to absorb the burden of current and future governmental regulations and taxation. Competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Competitors may also be able to pay more for productive oil and gas properties and exploratory prospects than we are able or willing to pay. Further, our competitors may be able to expend greater resources on the existing and changing technologies that we believe impacts attaining success in the industry. If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted.

Regulatory requirements and permitting procedures imposed by BOEM and BSEE could significantly delay our ability to obtain permits to drill new wells in offshore waters.

BSEE and BOEM have imposed new and more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. Compliance with these added and more stringent regulatory requirements and with existing environmental and spill regulations, together with uncertainties or inconsistencies in decisions and rulings by governmental agencies and delays in the processing and approval of drilling permits and exploration, development, oil spill response and decommissioning plans and possible additional regulatory initiatives could result in difficult and more costly actions and adversely affect or delay new drilling and development efforts. Moreover, these governmental agencies are continuing to evaluate aspects of safety and operational performance in the United States Gulf of Mexico and, as a result, are continuing to develop and implement new, more restrictive requirements. These stringent regulations, and possible additional regulatory initiatives, could result in increased cost to our exploration efforts and ongoing business operations.

Moreover, the trend in the United States over the past decade has been for these governmental agencies to continue to evaluate and, as necessary, develop and implement new, more restrictive requirements, although in recent years under the Trump Administration, there have been actions seeking to mitigate certain of those more rigorous standards. For example, in 2016, the BSEE under the Obama Administration published a final rule on well control that, among other things, imposed rigorous standards relating to the design, operation and maintenance of blow-out preventers, real-time monitoring of deepwater and high temperature, high pressure drilling activities, and enhanced reporting requirements. Pursuant to certain executive orders issued by President Trump in 2017, however, the BSEE initiated a review of the well control rule and other offshore rules and initiatives to determine whether they are consistent with the stated policy of encouraging energy exploration and production, while ensuring that any such activity is safe and environmentally responsible. One consequence of this review is that in May 2019, the BSEE published final revisions to the existing 2016 rule on well control that, among other things, eliminated the requirement for a BSEE-approved verification organization to oversee third parties which provide certifications of certain critical well control functions. Another consequence of this BSEE review was an indefinite delay in implementation of Notice to Lessee #2016-N01 that, if implemented, could result in significant increases in financial assurances for our operating on the OCS. There exists the possibility that certain of these recent mitigatory actions under the Trump Administration could be withdrawn or revised in the future as a result of litigation or by President-elect Biden’s administration to impose or re-implement more stringent standards. Moreover, due primarily to the threat of climate change arising from greenhouse gas emissions, President-elect Biden has pledged to take actions to ban new mineral leases on federal properties, including offshore leases on the OCS. Additionally, litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

These regulatory actions, or any new rules, regulations, or legal initiatives or controls that impose increased costs or more stringent operational standards could delay or disrupt our operations, result in increased supplemental bonding and costs and limit activities in certain areas, or cause us to incur penalties or fines or result in the suspension or cancellation of leases. Also, if material spill incidents were to occur in the future, the United States could elect to issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and development, any of which could have a material adverse effect on our business. We cannot predict with any certainty the full impact of any new laws or regulations on our drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations.

Our operations may incur substantial liabilities to comply with environmental laws and regulations as well as legal requirements applicable to marine mammals and endangered and threatened species.

Our oil and natural gas operations are subject to stringent federal, state, local and foreign laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection.

These laws and regulations:

●	require the acquisition of a permit or other approval before drilling or other regulated activity commences;
●	restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;
●	limit or prohibit exploration or drilling activities on certain lands lying within protected areas or that may affect certain marine species and endangered and threatened species; and
●	impose substantial liabilities for pollution resulting from our operations.

Failure to comply with these laws and regulations may result in:

●	the assessment of administrative, civil and criminal penalties;
●	loss of our leases;
●	incurrence of investigatory, remedial or corrective obligations; and
●	the imposition of injunctive relief, which could prohibit, limit or restrict our operations in a particular area.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Under these environmental laws and regulations, we could incur strict joint and several liability for the removal or remediation of previously released materials or contamination, regardless of whether we were responsible for the release or contamination and regardless of whether our operations met previous standards in the industry at the time they were conducted. Our permits require that we report any incidents that cause or could cause environmental damages.

New laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement could significantly increase our capital expenditures and operating costs or could result in delays, limitations or cancelations to our exploration and production activities, which could have an adverse effect on our financial condition, results of operations, or cash flows.

Our operations are subject to numerous risks of oil and natural gas drilling and production activities.

Oil and gas drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas reserves are found. The cost of drilling and completing wells is often uncertain. To the extent we drill additional wells in the Gulf of Mexico, our drilling activities increase capital cost. In addition, the geological complexity of the areas in which we have oil and natural gas operations make it more difficult for us to sustain the historical rates of drilling success. Oil and natural gas drilling and production activities may be shortened, delayed or cancelled as a result of a variety of factors, many of which are beyond our control. These factors include:

●	unexpected drilling conditions;

●	pressure or irregularities in formations;
●	equipment failures or accidents;
●	hurricanes and other adverse weather conditions;
●	shortages in experienced labor; and
●	shortages or delays in the delivery of equipment.

The prevailing prices of oil and natural gas also affect the cost of and the demand for drilling rigs, production equipment and related services. We cannot assure you that the wells we drill will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may be unprofitable. Drilling activities can result in dry holes and wells that are productive but do not produce sufficient cash flows to recoup drilling costs.

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

Events outside of our control, including an epidemic or outbreak of an infectious disease, such as the Coronavirus Disease 2019 (or COVID-19), may materially adversely affect our business.

We face risks related to epidemics, outbreaks or other public health events that are outside of our control, and could significantly disrupt our operations and adversely affect our financial condition. For example, the recent outbreak in Wuhan, China of COVID-19, which has spread across the globe and impacted financial markets and worldwide economic activity, may adversely affect our operations or the health of our workforce by rendering employees or contractors unable to work or unable to access our facilities for an indefinite period of time. In addition, the effects of COVID-19 and concerns regarding its global spread could negatively impact the domestic and international demand for crude oil and natural gas, which could contribute to price volatility, impact the price we receive for oil and natural gas and materially and adversely affect the demand for and marketability of our production. As the potential impact from COVID-19 is difficult to predict, the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.

Lower oil and natural gas prices and other factors in the future may result in ceiling test write-downs and other impairments of our asset carrying values.

We use the full cost method of accounting for our oil and gas operations. Accordingly, we capitalize the costs to acquire, explore for and develop oil and gas properties. Under the full cost method of accounting, we compare, at the end of each financial reporting period for each cost center, the present value of estimated future net cash flows from proved reserves, to the net capitalized costs of proved oil and gas properties, net of related deferred taxes. We refer to this comparison as a ceiling test. If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write down the value of our oil and gas properties to the value of the estimated discounted future net cash flows. A write-down of oil and gas properties does not impact cash flows from operating activities, but does reduce net income. The risk that we are required to write-down the carrying value of oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated undeveloped property values, or if estimated future development costs increase. Volatility in commodity prices, poor conditions in the global economic markets and other factors could cause us to record additional write-downs of our oil and natural gas properties and other assets in the future, and incur additional charges against future earnings. Any required write-downs or impairments could materially adversely affect our business, results of operations and financial condition.

New technologies may cause our current exploration and drilling methods to become obsolete, and we may not be able to keep pace with technological developments in our industry.

The oil and natural gas industry is subject to rapid and significant advancements in technology, including the introduction of new products and services using new technologies. As competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. In addition, competitors may have greater financial, technical, and personnel resources that allow them to enjoy technological advantages and that may in the future allow them to implement new technologies before we can. We rely heavily on the use of seismic technology to identify opportunities and to reduce our geological risk. Seismic technology or other technologies that we may implement in the future may become obsolete. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. If we are unable to maintain technological advancements consistent with industry standards, our business, results of operations and financial condition may be materially adversely affected.

Our operations are subject to various risks that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduced demand for the crude oil and natural gas that we produce.

Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHG. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. At the federal level, the U.S. Congress has from time to time considered climate change legislation but no comprehensive climate change legislation has been adopted. The EPA, however, has adopted regulations under the existing CAA to restrict emissions of GHG. For example, the EPA imposes preconstruction and operating permit requirements on certain large stationary sources that are already potential sources of certain other significant pollutant emissions. The EPA also adopted rules requiring the monitoring and reporting of GHG emissions on an annual basis from specified large GHG emission sources in the United States, including onshore and offshore oil and natural gas production facilities. Federal agencies have also begun directly regulating emissions of methane, a GHG, from oil and natural gas operations as described above. Compliance with these rules could result in increased compliance costs on our operations.

State implementation of these revised air emission standards could result in stricter permitting requirements, delay, limit or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in federal political risks in the United States in the form of pledges made by President-elect Biden. Critical declarations made by President-elect Biden include proposals to ban hydraulic fracturing of oil and natural gas wells and to ban new leases for production of minerals on federal properties, including onshore lands and offshore waters. Other actions to oil and natural gas production activities that could be pursued may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquefied natural gas export facilities, as well as the rescission of the United States’ withdrawal from the Paris Agreement in November 2020. Litigation risks are also increasing, as a number of cities, local governments and other plaintiffs have sought to bring suit against oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

There are also increasing financial risks for fossil fuel producers as stockholders and bondholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

The adoption of legislation or regulatory programs to reduce or eliminate future emissions of GHG could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce or eliminate future emissions of GHG could have an adverse effect on our business, financial condition and results of operations. Also, political, financial and litigation risks may result in our restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner.

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

Risks Related to Investment in our Securities

There is a limited trading market for our shares. You may not be able to sell your shares if you need money.

Our common stock is traded on the OTC Markets (Pink Marketplace Tier), an inter-dealer automated quotation system for equity securities. During the three calendar months preceding filing of this report, the average daily trading volume of our common stock was approximately 1.2 million shares. As of December 28, 2020, we had approximately 190 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”). There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock. This situation is attributable to a number of factors, including, but not limited to:

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $0.001 par value per share, is quoted on the OTC Markets (Pink Marketplace Tier) under the symbol “GSPE.” Shares of our common stock have historically been thinly traded. As a result, our stock price as quoted by the OTC Markets may not reflect an actual or perceived value.

Holders

The number of record holders of the Company’s common stock, as of December 28, 2020, is approximately 190.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to the equity compensation plans available to directors, officers, certain employees and certain consultants of the Company at September 30, 2020.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding stock options(1)	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	104,500,000	$0.0605	61,470,000
Equity compensation plans not approved by security holders	—	—	—
Total	104,500,000		61,470,000

(1)

This column reflects the maximum number of shares of our common stock subject to stock option awards granted as Inducement Shares or under the 2014 and 2018 Omnibus Incentive Plans vested and unvested.

(2)	This column reflects the total number of shares of our common stock remaining available for issuance under the 2014 and 2018 Omnibus Incentive Plans.

Recent Sales of Unregistered Securities

In September 2020, the Company initiated the issuance of approximately 17.5 million shares of restricted common stock in settlement of a liability. These shares of common stock were not issued until October 2020.

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

Overview

GulfSlope Energy, Inc. is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico federal waters. We are a technically driven company and we use our licensed 2.2 million acres of advanced three-dimensional ("3-D") seismic data to identify, evaluate, and acquire assets with attractive economic profiles. GulfSlope Energy commenced commercial operations in March 2013. GulfSlope Energy was originally organized as a Utah corporation in 2004 and became a Delaware corporation in 2012.

We have focused our operations in the United States Gulf of Mexico because we believe this area provides us with favorable geologic and economic conditions, including multiple reservoir formations, comprehensive geologic databases, extensive infrastructure, relatively favorable royalty regime, and an attractive acquisition market and because our management and technical teams have significant experience and technical expertise in this geologic province. Additionally, we licensed 2.2 million acres of advanced 3-D seismic data, a significant portion of which has been enhanced by new, state-of-the-art reprocessing and noise attenuation techniques including reverse time migration depth imaging. We have used our broad regional seismic database and our reprocessing efforts to generate and high-grade oil and natural gas prospects. The use of our extensive seismic database, coupled with our ability, knowledge, and expertise to effectively reprocess this seismic data, allows us to further optimize our drilling operations and to effectively evaluate acquisition and joint venture opportunities. We consistently assess our prospect inventory in order to deploy capital as efficiently as possible. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns.

Technical Strategy

We believe that a major obstacle to identifying potential hydrocarbon accumulations globally has been the inability of seismic technology to accurately image deeper geologic formations because of overlying massive, extensive, and complex salt bodies. Large and thick laterally extensive subsurface salt layers highly distort the seismic ray paths traveling through them, which often has led to misinterpretation of the underlying geology and the potential major accumulations of oil and gas. We believe the opportunity exists for a technology-driven company to extensively apply advanced seismic acquisition and processing technologies, with the goal of achieving attractive commercial discovery rates for exploratory wells, and their subsequent appraisal and development, potentially having a very positive impact on returns on invested capital. These tools and techniques have been proven to be effective in deep water exploration and production worldwide, and we are using them to identify and drill targets below the salt bodies in an area of the shallower waters of the Gulf of Mexico where industry activity has largely been absent for over 20 years. In fact, GulfSlope management led the early industry teams in their successful efforts to discover and develop five new fields below the extensive salt bodies in our core area during the 1990’s, which have produced over 125 million barrels of oil equivalent.

Our technical approach to exploration and development is to deploy a team of highly experienced geo-scientists who have current and extensive understanding of the geology and geophysics of the petroleum system within our core area, thereby decreasing the traditional timing and execution risks of advancing up a learning curve. For data licensing, re-processing and interpretation, our technical staff has prioritized specific geographic areas within our 2.2 million acres of seismic coverage, with the goal to optimize capital outlays.

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

We currently hold three leases and we are evaluating the acquisition of additional leases in our core area. Our original leases have a five-year primary term, expiring in 2022, 2023 and 2025. BOEM’s regulatory framework provides multiple options for leaseholders to apply to receive extensions of lease terms under specified conditions. GulfSlope is exploring all options contained in BOEM’s regulatory framework to extend the terms of the leases. Additional prospective acreage can be obtained through lease sales, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic licensing, acquisition, processing, and/or interpretation may become highly advantageous, in order to more precisely define the most optimal drillable location(s), particularly for development of discoveries.

We continue to evaluate potential producing property acquisitions in the offshore Gulf of Mexico, taking advantage of our highly specialized subsurface and engineering capabilities, knowledge, and expertise to identify attractive opportunities. Any merger or acquisition is likely to be financed through the issuance of debt and/or equity securities.

Drilling and other Exploratory and Development Strategies

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

Recent Developments

The Company has been conducting pre-drill operations for the Tau prospect which is anticipated to be re-drilled to a total depth of approximately 21,000 feet. The Exploration Plan has been filed with and approved by BOEM and the Application for Permit to Drill (“APD”) has been filed with BSEE and is pending approval.

The Tau Prospect is located approximately six miles northeast of the Mahogany Field, discovered in 1993. The Mahogany Field is recognized as the first commercial discovery below allocthonous salt in the Gulf of Mexico. The Tau Prospect is defined by mapping of 3D seismic reprocessed by RTM methods. Drilling operations on the Tau subsalt prospect commenced in September 2018. The wellbore was designed to test multiple Miocene horizons trapped against a well-defined salt flank, including equivalent reservoir sands discovered and developed at the nearby Mahogany Field. The surface location for Tau was located in 305 feet of water. In January 2019, the Tau well experienced an underground control of well event and as a result, an insurance claim was filed with the insurance Underwriters for a net amount of approximately $10.8 million for 100% working interest. The insurance claim was subsequently approved. On May 13, 2019, GulfSlope announced the Tau No. 1 well was drilled to a measured depth of 15,254 feet, as compared to the originally permitted 29,857 foot measured depth. Producible hydrocarbon zones were not established to that depth, but hydrocarbon shows were encountered. Complex geomechanical conditions required two by-pass wellbores, one sidetrack wellbore, and eight casing strings to reach the depth of 15,254 feet. Equipment limitations prevented further drilling at that time. In addition, the drilling rig had contractual obligations related to another operator. Due to these factors, the Company elected to plug the well in a manner that would allow for re-entry at a later time.

Outlook

In the first quarter of 2020, the COVID-19 outbreak spread quickly across the globe. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, such as stay-at-home orders, closures of restaurants and banning of group gatherings have resulted in a severe drop in general economic activity, as well as a corresponding decrease in global energy demand. Additionally, the risks associated with COVID-19 have impacted our workforce and the way we meet our business objectives. Due to concerns over health and safety, we have asked the vast majority of our corporate workforce to work remotely as we begin to plan a process to phase employees to return to the office. Working remotely has not significantly impacted our ability to maintain operations or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of these measures. In addition, actions by the Organization of Petroleum Exporting Countries and other high oil exporting countries like Russia (“OPEC+”) have negatively impacted crude oil prices. These rapid and unprecedented events have pushed crude oil storage near capacity and driven prices down significantly. These events have been the primary cause of the significant supply-and-demand imbalance for oil, significantly lowering oil pricing. These conditions may continue to exist in future periods. The Company has evaluated the effect of these factors on its business and the Company has determined that these factors will most likely cause a delay in the Company’s 2021 drilling program. The Company continues to monitor the economic environment and evaluate its continuing impact on the business.

Factors Affecting Comparability of Future Results

Success in Acquiring Oil and Gas Leases or Prospects. As a result of our 3-D seismic imaging and reprocessing, we currently hold three lease blocks in the U.S. Gulf of Mexico, which we believe may potentially contain economically recoverable reserves.

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

Results of Operations for the Year Ended September 30, 2020 compared to September 30, 2019

We had no sales during the year ended September 30, 2020 and September 30, 2019. Impairment of oil and gas properties and capitalized exploration costs for the year ended September 30, 2020 was $2.4 million compared to $6.0 million for the year ended September 30, 2019. The impairment of approximately $2.4 million for the year ended September 30, 2020 resulted from the expiration of leases and the write-off of related capitalized costs. The impairment costs of approximately $6.0 million for the year ended September 30, 2019 was primarily due to the expiration of seven leases blocks, resulting in the write off of all the related costs. General and administrative expenses were approximately $1.1 million for the year ended September 30, 2020 compared to approximately $1.5 million for the year ended September 30, 2019. This decrease in general and administrative expenses of approximately $0.4 million was primarily due to a decrease in consulting, accounting and legal fees. Interest expense was approximately $38,000 for the year ended September 30, 2020 net of approximately $2.8 million of interest expense capitalized to unevaluated oil and natural gas properties, as compared to $1.8 million for the year ended September 30, 2019 net of approximately $1.1 million of interest capitalized to unevaluated oil and natural gas properties. Loss on extinguishment of debt was approximately $1.5 million for the year ended September 30, 2020 compared to $5.1 million for the year ended September 30. 2019. Gain on derivative financial instrument was $2.6 million for the year ended September 30, 2020 compared to a gain of approximately $0.6 million for the year ended September 30, 2019.

We had a net loss of approximately $2.4 million for the year ended September 30, 2020, compared to a net loss of $13.7 million for the year ended September 30, 2019. The decrease in net loss of approximately $11.6 million was primarily attributable to the aforementioned $6.0 million impairment of oil and natural gas properties and the approximately $5.1 million loss on extinguishment of debt.

The basic loss per share for the year ended September 30, 2020 was $0.00, compared to a net loss per share of $0.01 for the year ended September 30, 2019.

For the year ended September 30, 2020, cash used in operating activities totaled $0.4 million compared to $6.4 million used in operating activities in fiscal 2019. The decrease in cash used in operating activities is primarily due to a lower level of activity in 2020 compared to 2019.

For the year ended September 30, 2020, cash provided by investing activities was $5.1 million compared to $10.6 used in investing activities in fiscal 2019. Insurance proceeds received were approximately $7.5 million and spending for exploration wells in process was approximately $2.6 million in fiscal 2020. Insurance proceeds received were approximately $0.9 million and spending for exploration wells in process was approximately $11.4 million in fiscal 2019.

For the year ended September 30, 2020, cash used in financing activities was approximately $2.7 million compared to approximately $12.5 million cash provided by financing activities for the year ended September 30, 2019. For fiscal 2020, approximately $0.5 million of proceeds from promissory notes were received and $3.2 million of promissory notes were paid. For fiscal 2019 approximately $13.3 million of proceeds from promissory notes was received and approximately $0.7 million was paid on notes payable and deferred loan costs.

As of September 30, 2020, the Company’s cash balance was approximately $3.2 million compared to a cash balance of approximately $1.1 million as of September 30, 2019. The Company’s fiscal 2020 cash increase of approximately $2.1 million was primarily due to its net cash used in operating activities of approximately $0.4 million, cash received in investing activities of approximately $5.1 million and cash used in financing activities of approximately $2.7 million.

Liquidity and Capital Resources

The Company has incurred accumulated losses for the period from inception to September 30, 2020, of approximately $58.0 million, and has negative working capital of approximately $10.3 million. For the year ended September 30, 2020, the Company has generated losses of approximately $2.4 million and negative cash flows from operations of approximately $0.4 million. As of September 30, 2020, we had $3.2 million of cash on hand. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through December 2021. The $10 million is comprised primarily of drilling capital expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $12.0 million of current principal and interest as of September 30, 2020. The Company plans to finance its operations through equity and/or debt financings, and strategic transactions to include farm-outs, asset sales or mergers. Our policy has been to periodically raise funds through the sale of equity securities on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the year ended September 30, 2020, the Company used approximately $0.4 million of net cash in operating activities, compared with approximately $6.4 million of net cash used in operating activities for the year ended September 30, 2019. For the year ended September 30, 2020, cash provided by investing activities was approximately $5.1 compared to approximately $10.6 million of cash used in investing activities for the year ended September 30, 2019. For the year ended September 30, 2020, we used approximately $2.7 million of net cash in financing activities, compared with approximately $12.5 million received in financing activities for year ended September 30, 2019.

We will need to raise additional funds to cover expenditures planned for 2021, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third-party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations, or the Company would need to sell assets or consider alternative plans up to and including restructuring.

We are party to various contractual obligations such as our office lease obligation that is disclosed in the financial statements. We do not have any other material contractual obligations  Other immaterial obligations may be reflected in our accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2020.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The critical accounting estimates include impairment considerations of long lived assets including oil and natural gas properties and assumptions used in valuing our derivative financial instruments.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” and in March 2019, the FASB issued ASU No. 2019-01, “Leases: Codification Improvements”, which updated the accounting guidance related to leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. They also clarify implementation issues. These updates are effective for public companies for annual periods beginning after December 15, 2018, including interim periods therein. Accordingly, the standard was adopted by the Company on October 1, 2019. The standard was applied utilizing a modified retrospective approach and is reflected in these financial statements. See Note 13.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this new standard effective October 1, 2019 with no material impact to stock compensation issued to non-employees during the year ended September 30, 2020.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GulfSlope Energy, Inc.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

GulfSlope Energy, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GulfSlope Energy, Inc. (the “Company”) as of September 30, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has accumulated losses, and further losses are anticipated in developing the Company’s business, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

December 29, 2020

GulfSlope Energy, Inc.

BALANCE SHEETS

	As of September 30,
	2020	2019
Assets
Current Assets
Cash	$3,190,418	$1,138,919
Accounts Receivable, Net	366,173	8,493,308
Prepaid Expenses and Other Current Assets	84,129	137,173
Total Current Assets	3,640,720	9,769,400
Property and Equipment, net	6,347	13,014
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	12,372,853	17,338,978
Other Non-Current Assets	—	3,662,231
Operating Lease Right of Use Asset	54,768	—
Total Non-Current Assets	12,433,968	21,014,223
Total Assets	$16,074,688	$30,783,623

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$228,892	$12,747,382
Related Party Payable	417,984	365,904
Accrued Interest Payable	2,616,008	2,282,217
Accrued Liabilities and Other Payables	268,863	1,949,360
Loans from Related Parties	8,725,500	8,725,500
Notes Payable	120,827	267,000
Convertible Notes Payable, net of discount	461,613	1,197,966
Derivative Financial Instruments	1,070,551	3,534,456
Current Portion of Operating Lease Liability	62,074	—
Other	—	42,746
Total Current Liabilities	13,972,312	31,112,531
Total Liabilities	13,972,312	31,112,531
Commitments and Contingencies (Note 11)
Stockholders’ Equity (Deficit)
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares, none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000,000 as of September 30, 2020 and 2019; issued and outstanding 1,250,740,346 and 1,092,266,844, as of September 30, 2020 and 2019, respectively	1,250,740	1,092,266
Additional Paid-in Capital	58,728,308	54,160,836
Additional Paid-in Capital – Shares to Be Issued	105,000	—
Accumulated Deficit	(57,981,672)	(55,582,010)
Total Stockholders’ Equity (Deficit)	2,102,376	(328,908)
Total Liabilities and Stockholders’ Equity (Deficit)	$16,074,688	$30,783,623

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF OPERATIONS

	For the Years ended September 30,
	2020	2019
Revenues	$—	$—
Operating Expenses:
Impairment of Oil and Natural Gas Properties	2,424,885	6,000,517
General and Administrative Expenses	1,098,233	1,472,729
Net Loss from Operations	(3,523,118)	(7,473,246)
Other Income (Expense):
Interest Expense, net	(38,762)	(1,828,489)
Interest Income	22,649	76,469
Loss on Debt Extinguishment	(1,513,334)	(5,099,340)
Gain on Derivative Financial Instrument	2,636,473	600,853
Net Loss Before Income Taxes	(2,416,092)	(13,723,753)
Income Taxes	—	—
Net Loss	$(2,416,092)	$(13,723,753)
Loss Per Share – Basic and Diluted	$(0.00)	$(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	1,183,190,324	983,454,724

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended September 30, 2020 and 2019

			Additional Paid-In Capital	Additional		Net
	Common		Shares to Be	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Issued	Capital	Deficit	Equity (Deficit)
Balance at September 30, 2018	832,013,272	$832,013	$—	$36,640,009	$(41,858,257)	$(4, 386,235)
Stock based compensation	—	—	—	1,629,333	—	1,629,333
Warrants issued for term loans, net of capital costs	—	—	—	5,090,470	—	5,090,470
Common stock and warrants issued in capital raise	19,325,000	19,325	—	946,925	—	966,250
Warrants issued for debt extension	—	—	—	152,078	—	152,078
Warrants exercised in extinguishment of term loans, net of capital costs	238,095,238	238,095	—	9,685,746	—	9,923,841
Common stock issued for exercise of Bridge Financing Note warrants	2,833,334	2,833	—	82,167	—	85,000
Common stock registration costs	—	—	—	(65,892)	—	(65,892)
Net loss	—	—	—	—	(13,723,753)	(13,723,753)
Balance at September 30, 2019	1,092,266,844	1,092,266	—	54,160,836	(55,582,010)	(328,908)
Cumulative adjustment upon ASC 842 adoption	—	—	—	—	16,431	16,431
Balance at October 1, 2019	1,092,266,844	1,092,266	—	54,160,836	(55,565,579)	(312,477)
Stock based compensation	—	—	—	968,257	—	968,257
Common stock issued for conversion of note payable and accrued interest	120,050,281	120,051	—	2,096,807	—	2,216,858
Warrants issued for debt extension			—	19,300	—	19,300
Common stock issued to extinguish liability	38,423,221	38,423	—	1,498,506	—	1,536,929
Common stock registration costs	—	—	—	(15,398)	—	(15,398)
Common stock to be issued to extinguish accrued interest	—	—	105,000	—	—	105,000
Net loss	—	—	—	—	(2,416,092)	(2,416,092)
Balance at September 30, 2020	1,250,740,346	$1,250,740	$105,000	$58,728,308	$(57,981,671)	$2,102,376

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES
Net Loss	$(2,416,092)	$(13,723,753)
Adjustments to Reconcile Net Loss to Cash Used in Operating Activities:
Impairment of Oil and Natural Gas Properties	2,424,885	6,000,517
Depreciation	6,667	5,619
Debt Discount Amortization	2,054,820	625,919
Capitalization of Interest Expense	(2,823,899)	(1,109,823)
Loss Recorded to Interest Expense Related to Warrant Derivative Associated with the Issuance of Convertible Notes	32,539	1,758,073
Loss on Asset Retirement	—	3,835
Loss on Debt Extinguishment	1,513,334	5,099,340
Stock Based Compensation	470,457	744,945
Gain on Derivative Financial Instruments	(2,636,473)	(600,853)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	3,476,998	(5,843,958)
Decrease in Prepaid Expenses and Other Current Assets	298,458	41,179
Decrease in Deposits from Joint Interest Owners	—	(4,078,786)
Increase (Decrease) in Accounts Payable	(3,510,419)	4,065,384
Increase in Related Party Payable	52,080	59,518
Increase in Accrued Interest Payable	719,172	549,978
(Decrease in Deferred Credit	(28,448)	—
(Decrease in Other Assets/Liabilities, net	—	(1,978)
Net Cash Used in Operating Activities	(365,921)	(6,404,844)

INVESTING ACTIVITIES
Lease Rentals Paid	—	(61,629)
Proceeds from Sale of Property, Plant and Equipment	101,000	—
Insurance Proceeds Received Related to Oil and Natural Gas Properties	7,541,820	860,680
Investments in Oil and Natural Gas Properties	(2,573,050)	(11,419,188)
Deposits for and Purchases of Property, Plant & Equipment	—	(7,681)
Net Cash Provided by (Used in) Investing Activities	5,069,770	(10,627,818)

FINANCING ACTIVITIES
Payments on Convertible Notes Payable	(2,920,650)	(146,310)
Payments on Notes Payable	(267,000)	—
Proceeds from Issuance of Convertible Notes Payable and Warrants	535,300	13,252,000
Deferred Loan and Equity Issuance Costs	—	(555,923)
Net Cash Provided by (Used in) Financing Activities	(2,652,350)	12,549,767

Net Increase (Decrease) in Cash	2,051,499	(4,482,895)
Beginning Cash Balance	1,138,919	5,621,814

Ending Cash Balance	$3,190,418	$1,138,919

Supplemental Schedule of Cash Flow Activities:
Cash Paid for Interest, Net of Capitalized Amounts	$5,272	$4,343

Non-Cash Investing and Financing Activities:
Prepaid Asset Financed Through Notes Payable	$220,629	$146,310
Funds Received from Capital Raise Transferred to Equity Upon Issuance of Common Stock	—	965,800
Common Stock Issued upon Conversion of Convertible Notes Payable and Accrued Interest	2,216,858	—
Term Loans Extinguished Through Exercise of Warrants	—	10,000,000
Derivative Liability Recorded at Issuance of Convertible Notes Recorded as Deferred Loan Costs	433,425	2,137,450
Warrants Issued with Term Loans and Bridge Financing Note Extensions recorded as Deferred Loan Costs	—	5,349,374
Settlement of Accrued Expenses by Issuance of Common Stock	1,613,775	—
Debt Issuance Costs Retained by Lender Related to Convertible Debentures	65,000	333,000
Accounts Receivable Exchanged for Working Interest in Oil and Natural Gas Properties	3,629,789	—
Reduction of Oil and Natural Gas Properties due to Vendor Credits Received	2,311,247	—
Accounts Receivable Recovery through Vendor Credits Received	4,591,484	—
Warrants Issued to extend maturity of debt instrument	19,300	152,078
Accrued Professional Fees Recorded as Deferred Loan Costs	—	17,296
Accrued Professional Fees Capitalized as Equity Issuance Costs	—	142,051
Purchase of Capital Expenditures
Included in Accounts Payable	35,917	2,611,913
Through Stock Based Compensation to Employees	497,800	884,839

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

GulfSlope Energy, Inc. (the “Company” or “GulfSlope”) is an independent oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana. The Company has leased three federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases”) and licensed three-dimensional (3-D) seismic data in its area of concentration.

(b) Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-K and Regulation S-X published by the US Securities and Exchange Commission (the “SEC”). The accompanying financial statements include the accounts of the Company.

(c) Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses through September 30, 2020 of $58.0 million, has a lack of cash on-hand, and a working capital deficit of approximately $10.3 million. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to raise additional operating funds through equity and/or debt financings, and strategic transactions to include farm-outs, asset sales or mergers. Management also plans to extend the agreements associated with loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. However, there can be no assurance that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail or cease operations, or the Company would need to sell assets or consider alternative plans up to and including restructuring.

(d) Cash

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2020 and 2019, respectively.

(e) Accounts Receivable

The Company records an accounts receivable for operations expense reimbursements due from joint interest partners. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. If the Company determines any account to be uncollectible based on significant delinquency or other factors, we assess the receivable and the underlying asset for recovery. As of September 30, 2020 and 2019, no allowance was recorded. Accounts receivable were approximately $0.4 million at September 30, 2020.  Accounts receivable from oil and gas joint operations were approximately $12.1 million at September 30, 2019, including $3.7 million classified as other non-current assets. This amount was an unpaid joint interest billing receivable and the working interest was re-conveyed to GulfSlope in November of 2019 in exchange for full settlement of the amount due.

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

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the amortization calculation until such time as they are either developed or abandoned. Unproved properties and properties under development are reviewed for impairment at least quarterly and are determined through an evaluation by management and third party consultants considering, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. In countries where a reserve base has not yet been established, impairments are charged to earnings.

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired. The Company is currently evaluating one well for proved reserves and remain pending the outcome of exploration activities involving the drilling of the Tau No. 2 well (twin well).  Accordingly, this costs is included as suspended well costs at September 30, 2020 and it is expected that a final analysis will be completed in the next twelve months at which time the costs will be transferred to the full cost pool upon final evaluation.

As of September 30, 2020, the Company’s oil and gas properties consisted of unproved properties, wells in process and no proved reserves.

(g) Asset Retirement Obligations

The Company’s asset retirement obligations will represent the present value of the estimated future costs associated with plugging and abandoning oil and natural gas wells, removing production equipment and facilities and restoring the seabed in accordance with the terms of oil and gas leases and applicable state and federal laws. Determining asset retirement obligations requires estimates of the costs of plugging and abandoning oil and natural gas wells, removing production equipment and facilities and restoring the sea bed as well as estimates of the economic lives of the oil and gas wells and future inflation rates. The resulting estimate of future cash outflows will be discounted using a credit-adjusted risk-free interest rate that corresponds with the timing of the cash outflows. Cost estimates will consider historical experience, third party estimates, the requirements of oil and natural gas leases and applicable local, state and federal laws, but do not consider estimated salvage values. Asset retirement obligations will be recognized when the wells drilled reach total depth or when the production equipment and facilities are installed or acquired with an associated increase in proved oil and gas property costs. Asset retirement obligations will be accreted each period through depreciation, depletion and amortization to their expected settlement values with any difference between the actual cost of settling the asset retirement obligations and recorded amount being recognized as an adjustment to proved oil and gas property costs. Cash paid to settle asset retirement obligations will be included in net cash provided by operating activities from continuing operations in the statements of cash flows. On a quarterly basis, when indicators suggest there have been material changes in the estimates underlying the obligation, the Company reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. At least annually, the Company will assess all of its asset retirement obligations to determine whether any revisions to the obligations are necessary. Future revisions could occur due to changes in estimated costs or well economic lives, or if federal or state regulators enact new requirements regarding plugging and abandoning oil and natural gas wells. The Company drilled two well bores in 2018 and 2019 and these wellbores were both plugged with no further future cost required and as such, the asset retirement obligation was completely extinguished.

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

As the Company has incurred losses for the years ended September 30, 2020 and 2019, the potentially dilutive shares are anti-dilutive and thus not added into the EPS calculations. As of September 30, 2020 and 2019, there were 259,392,057 and 354,818,379 potentially dilutive shares, respectively.

(m) Derivative Financial Instruments

The accounting treatment of derivative financial instruments requires that the Company record certain embedded conversion options and warrants as liabilities at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date with any change in fair value recorded as income or expense. As a result of entering into certain note agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors, as long as the certain variable convertible instruments exist. See Note 7 – Convertible Notes Payable.

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

(o) Impact of New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” and in March 2019, the FASB issued ASU No. 2019-01, “Leases: Codification Improvements”, which updated the accounting guidance related to leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. They also clarify implementation issues. These updates are effective for public companies for annual periods beginning after December 15, 2018, including interim periods therein. Accordingly, the standard was adopted by the Company on October 1, 2019. The standard was applied utilizing a modified retrospective approach and is reflected in these financial statements. See Note 13.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this new standard effective October 1, 2019 with no material impact to stock compensation issued to non-employees during the year ended September 30, 2020.

The Company has evaluated all other recent accounting pronouncements and believes either they are not applicable or that none of them will have a significant effect on the Company’s financial statements.

NOTE 2 – LIQUIDITY/GOING CONCERN

The Company has incurred accumulated losses as of September 30, 2020, of $58.0 million. Further losses are anticipated in developing our business, and there exists substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2020, the Company had $3.2 million of cash on hand. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through December 2021. The Company plans to finance operations and planned expenditures through equity and/or debt financings, and strategic transactions to include farm-outs, asset sales or mergers. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

The Company currently has under lease three federal Outer Continental Shelf blocks and has licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration.

The Company, as the operator of two wells drilled in the Gulf of Mexico, has incurred tangible and intangible drilling costs for the wells in process and has billed its working interest partners for their respective share of the drilling costs to date. The intangible drilling and all other costs related to the first well have been impaired. The second well, Tau No. 1, was drilled to a measured depth of 15,254 feet, as compared to the originally permitted 29,857 foot measured depth. Producible hydrocarbon zones were not established to that depth, but hydrocarbon shows were encountered. Complex geomechanical conditions required two by-pass wellbores, one sidetrack wellbore, and eight casing strings to reach that depth. Equipment limitations prevented further drilling. In addition, the drilling rig had contractual obligations related to another operator. The Company elected to plug this well in a manner that would allow for re-entry at a later time. The Company is evaluating various options related to future operations in this wellbore and testing of the deeper Tau prospect. The Company plans to re-drill this prospect within the next twelve months, however, the impact of the COVID-19 pandemic on offshore operations is still under mitigation by operator and will influence the potential timing of a re-drill.

In January 2019, the Tau No. 1 well experienced an underground control of well event and as a result, the Company filed an insurance claim pursuant to its insurance policy with its insurance underwriters (the “Underwriters”). The total amount of the claim was approximately $10.8 million for 100% working interest after the insurance deductible amount. During 2019, the Company received approximately $2.5 million of this amount and credited wells in process for approximately $0.9 million for the Company’s portion, and recorded an accrued payable for approximately $1.6 million, pending evaluation of distributions to the working interest owners. During the twelve months ended September 30, 2020, the accrued payable was settled by the issuance to the working interest partner of approximately 38.4 million shares of the Company’s common stock.

In May 2019, the Tau No. 1 well experienced a second underground control of well event and as a result, the Company filed an insurance claim. The claim was related to a subsurface well occurrence that happened during the drilling of the Company‘s Tau No. 1 well on May 5, 2019 at a measured depth of 15,254 feet. The Company subsequently controlled the occurrence and ceased drilling operations and plugs were placed in the well to meet regulatory requirements prior to rig release. Pursuant to the Policy terms and conditions, the Underwriters were obligated to reimburse GulfSlope for qualified actual costs and expenses incurred to (i) regain control of the well, and (ii) restore or re-drill the well to 15,254 feet. Total costs and expenses to regain control of the well were determined to be approximately $4.8 million (net of deductible) for 100% working interest and all of this amount had been received as of September 30, 2020. GulfSlope’s share of this amount was approximately $1.2 million.

In November 2019, an agreement was reached with a working interest partner whereby the working interest partner re-conveyed to the Company their 5% interest in Tau No. 1 and Canoe wells in exchange for the release of claims and the Company foregoing collection of accounts receivable owed by the working interest partner. As a result of this agreement approximately $3.6 million of accounts receivable was reclassified to oil and gas properties – unproved during the year ended September 30, 2020.

On July 27, 2020, the Company entered into a settlement with the Underwriters of a well control events insurance policy covering certain claims associated with the drilling of the Company’s Tau Prospect during May 2019. In accordance with the settlement, in lieu of the insurer paying for the redrill of the well and for a complete release of any further liability under the insurance policy, the Company will receive approximately $6.6 million in cash net to its 25% working interest. At September 30, 2020, approximately $6.4 million has been received and all of this amount has been received through the filing date of this report. The Company intends to apply the proceeds from the insurance settlement to pay amounts due on the Convertible Debentures and other payables, as well as fund other general corporate purposes including expenditures associated with the Company’s drilling program.

As of September 30, 2020, the Company’s oil and natural gas properties consisted of unproved properties, wells in process and no proved reserves. During the years ended September 30, 2020 and 2019, the Company capitalized approximately $2.3 million, net of impairment of approximately $0.6 million, and $1.1 million, respectively, of interest expense to oil and natural gas properties. Approximately $0.3 million and $0.3 million of general and administrative expenses, respectively, was capitalized to oil and natural gas properties for the years ended September 30, 2020 and 2019. Conversely, during the year ended September 30, 2020, the Company received certain vendor credits totaling approximately $2.1 million (net to the Company’s interest) and insurance claim proceeds of approximately $7.5 million which the Company applied against oil and natural gas properties in the condensed balance sheet.

During the twelve months ended September 30, 2020 and 2019, the Company incurred impairment charges of approximately $2.4 million and $6.0 million, respectively, resulting from the expiration or relinquishment of oil and natural gas leases.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2020 and 2019:

	2020	2019
Office equipment and computers	$133,089	$133,089
Furniture and fixtures	16,280	16,280
Leasehold improvements	7,680	7,680
Total	157,049	157,049
Less: accumulated depreciation	(150,702)	(144,035)

Net property and equipment	$6,347	$13,014

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Life
Office equipment and computers	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of 5 years or related lease term

Depreciation expense was $6,667 and $5,619 for the years ended September 30, 2020 and 2019, respectively.

NOTE 5 – INCOME TAXES

The provision for income taxes consists of the following for the years ended September 30, 2020 and 2019:

	2020	2019
FEDERAL
Current	$—	$—
Deferred	—	—
STATE
Current	—	—
Deferred	—	—
TOTAL PROVISION	$—	$—

The difference between the actual income tax provision versus tax computed at the statutory rate is as follows for the years ended September 30, 2020 and 2019, respectively:

	2020	2019
Expected provision (based on statutory rate of 21%)	$(507,379)	$(2,881,988)
Effect of:
Increase (decrease) in valuation allowance	2,399,698	2,879,685
Non-Allowable (income) expenses	(233,063)	500,638
Rate change	—	—
Prior year true-ups to return and other, net	(1,659,256)	(498,335)
Total actual provision	$—	$—

The Company does not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense (benefit). For the years ended September 30, 2020 and 2019, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of September 30, 2020 and 2019 relating to unrecognized benefits. Deferred income tax assets and liabilities at September 30, 2020 and 2019, respectively, consist of the following:

	2020	2019
DEFERRED TAX ASSETS (LIABILITIES)
Net operating losses	$13,767,315	$10,295,547
Exploration costs	(1,156,312)	(1,110,135)
Oil and natural gas leases	1,337,094	2,336,776
IDC	(1,689,664)	(1,215,096)
Stock based compensation	666,202	567,406
Accrued interest and expenses not paid	579,349	386,685
Derivative financial instrument	224,816	69,120
Differences in book/tax depreciation	10,392	9,191
Net deferred tax asset	$13,739,192	$11,339,494
Valuation allowance	(13,739,192)	(11,339,494)
NET DEFERRED TAXES	$—	$—

The Company’s valuation allowance increased $2,399,698 during the year ended September 30, 2020 and increased $2,879,685 during the year ended September 30, 2019.

At September 30, 2020, the Company had approximately $65.6 million of net operating losses (“NOL”), approximately $32.1 million of which will expire from 2032 to 2038, and approximately $33.5 million of which can be carried forward indefinitely. All of the Company’s NOLs are allowable as a deduction against 100 percent of future taxable income since they were generated prior to the effective date of limitations imposed by the Tax Cut and Jobs Act (TCJA) of 2017 and Coronavirus Aid, Relief, and Economic Security Act (CARES) of 2020.

The tax years ended September 30, 2017 through 2020 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 6 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into convertible promissory notes whereby it borrowed a total of $8,675,500 from John Seitz, the chief executive officer (“CEO”). The notes are due on demand, bear interest at the rate of 5% per annum, and $5,300,000 of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of September 30, 2020 and 2019, the total amount owed to John Seitz is $8,675,500. This amount is included in loans from related parties within the condensed balance sheets. There was approximately $2.5 million and $2.1 million, respectively, of unpaid interest associated with these loans included in accrued interest payable within the balance sheet as of September 30, 2020 and 2019.

On November 15, 2016, a family member of the CEO entered into a $50,000 convertible promissory note with associated warrants under the same terms received by other investors (see Note 7).

Domenica Seitz CPA, related to John Seitz, has provided accounting consulting services to the Company. During the years ended September 30, 2020 and 2019, the services provided were valued at approximately $60,000, respectively. The amount owed to this related party totals approximately $346,000 and $294,000 as of September 30, 2020 and 2019, respectively. The Company has accrued these amounts, and they have been reflected in related party payable in the September 30, 2020 financial statements.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The Company’s convertible promissory notes consisted of the following as of September 30, 2020 and 2019.

	September 30, 2020			September 30, 2019
	Notes	Discount	Notes, Net of Discount	Notes	Discount	Notes Net of Discount
Bridge Financing Notes	$227,000	$(11,209)	$215,791	$227,000	$(99,669)	$127,331
Delek Note	—	—	—	1,000,000	—	1,000,000
June 2019 Convertible Debenture	300,000	(54,178)	245,822	2,500,000	(2,429,365)	70,635
Total	$527,000	$(65,387)	$461,613	$3,727,000	$(2,529,034)	$1,197,966

Bridge Financing Notes

Between June and November 2016, the Company issued eleven convertible promissory notes (“Bridge Financing Notes”) with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000, including $222,000 from related parties. These notes had a maturity of one year (which has been extended at maturity to April 30, 2020 and was extended again during the year ended September 30, 2020 to April 30, 2021), an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3.0 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. The remaining note balances as of September 30, 2020 and 2019 were $277,000, with remaining unamortized debt discounts of approximately $11,000 and $100,000, respectively. Debt discount amortization for the years ended September 30, 2020 and 2019 was approximately $8,100 and $52,000, respectively. Accrued interest as of September 30, 2020 and 2019 related to these notes was approximately $94,000 and 72,000 respectively. As noted above, the maturity date related to these notes and associated warrants was extended to April 30, 2021. In consideration for the extension of the notes, the Company extended the term of the related warrants until April 30, 2021 and recognized $19,300 of additional debt discount which represented the incremental value of the modified warrants over the pre-modification warrants.

Delek Note

On March 1, 2019, the Company entered into a term loan agreement with Delek GOM Investments LLC (“Delek”), where Delek agreed to provide the Company with multiple draw term loans in an aggregate stated principal amount of up to $11.0 million, of which $10.0 million was initially advanced and subsequently converted to equity through the exercise of a warrant. The maturity date of the facility was September 4, 2019, and until such time any loans would bear interest at a rate per annum equal to 5.0% or 7.0% upon the occurrence of default. Amounts outstanding under the Term Loan Agreement are secured by a security interest in substantially all of the properties and assets of the Company. On April 19, 2019, the Company borrowed the remaining $1.0 million under this agreement.

The term loan facility matured September 4, 2019, and in October 2019, the Company signed a Post-Drilling Agreement with Delek modifying this arrangement. The Post-Drilling Agreement states that as payoff for the Company’s outstanding obligations of $1,000,000 plus accrued interest (and additional fees of approximately $200,000), the Company shall issue a convertible note payable to Delek in the amount of $1,220,548. The new note is convertible at the option of Delek at a conversion price of $0.05 per share, and in the event of default the conversion rate adjusts to 60% of the lowest volume weighted average price in the previous 20 trading days. Interest on the note accrues at 12% per annum (15% upon default) and the maturity of the note is October 22, 2020. The Company has a right to prepay all principal and accrued interest prior to maturity.

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

On September 30, 2020, the Company and Delek settled this convertible note and related accrued interest of $129,211 for a cash payment of $1,220,548 and the issuance 17,500,000 shares of common stock. The shares were not issued until October 2020 and are reflected on the balance sheet as additional paid in capital – shares to be issued, The fair value of the embedded conversion option was zero as of September 30, 2020.  The Company recognized a $35,045 gain on extinguishment of debt as a result of the settlement.

The fair value of the embedded conversion feature was determined utilizing a Geometric Brownian Motion Stock Path Based Monte Carlo Simulation that utilized the following key assumptions:

	October 17, 2019	September 30, 2020
Stock Price	$0.041	$0.006
Fixed Exercise Price	$0.050	$0.050
Volatility	138%	127%
Term (Years)	1.00	0.05
Risk Free Rate	1.59%	0.08%

June 2019 Convertible Debenture

On June 21, 2019, the Company entered into a securities purchase agreement to borrow up to $3,000,000 through the issuance of convertible debentures (“Convertible Debentures”) and associated warrants. On June 21, 2019, approximately $2,100,000 (“Tranche 1”) of Convertible Debentures were purchased with other tranches closing on August 7, 2019 for $400,000 (“Tranche 2”) and November 6, 2019 (“Tranche 3”) for $500,000. All tranches accrue interest at 8%, and mature one year after each respective closing date, and are convertible at the option of the holder any time after issuance into common stock at a conversion rate of the lesser of: (1) $0.05 per share; or (2) 80% of the lowest volume weighted adjusted price (as reported by Bloomberg, LP) for the ten consecutive trading days immediately preceding conversion, and in the event of default the conversion rate adjusts to 60% of the lowest volume weighted average price in the previous 20 trading days.

In addition, the holder received warrants to purchase an aggregate of 50 million shares of common stock at an exercise price of $0.04 per share. Such warrants expire on the fifth anniversary of issuance. In total the offering costs incurred related to this Convertible Debenture were approximately $398,000.

The Company evaluated the conversion feature and concluded that it should be bifurcated and accounted for as a derivative liability due to the variable conversion feature which does not contain an explicit limit on the number of shares that are required to be issued upon conversion. In addition, the Company concluded the warrants required treatment as derivative liabilities as the Company could not assert it has sufficient authorized but unissued shares to settle the warrants upon exercise when taking into account other stock-based commitments including the Convertible Debentures. Accordingly, the embedded conversion feature and warrants were recorded at fair value at issuance and are subsequently remeasured to fair value each reporting period. The Company recognized a gain of approximately $2,400,000 for the year ended September 30, 2020, related to the change in fair value of the embedded conversion feature and warrants, respectively.

In June 2020, the Company extended the maturity dates of Tranche 1 and Tranche 2 to August 21, 2020 in exchange for a cash payment of $50,000. The extension was treated as a modification for accounting purposes which resulted in the $50,000 being recognized as an additional debt discount allocated on a pro-rata basis between Tranche 1 and Tranche 2 and will be amortized using the effective interest method over the remaining life of the respective tranches.

On July 27, 2020, the Company and the holder agreed to the following cash payments in full satisfaction of the obligations thereunder: (1) $50,000 on the date of the Agreement; (2) $700,000 on or before August 21, 2020; (3) $750,000 on or before September 30, 2020; and (4) any remaining principal amount outstanding on or before November 30, 2020. As of the date of the agreement, the principal balance outstanding on the Convertible Debenture was $1,900,000, which amount may be reduced in the event that holder elects to convert to equity all or any portion of principal prior to repayment. In connection with the agreement, the holder agreed not to convert more than $300,000 of principal of the Debenture between the date of the agreement and November 30, 2020. Upon the timely payment by the Company of the amounts set forth above, all other amounts due on the Debentures, including any interest or fees accrued or that will accrue or become due or payable on the Debentures, will be extinguished. The Company accounted for this arrangement as a modification of the existing debt.

The Company further agreed to reduce the exercise price on the warrants held by the holder representing the right to purchase an aggregate of 50,000,000 shares of common stock of the Company from $0.04 per share to $0.02 per share in exchange for the elimination of anti-dilution provisions contained in the warrants. The value of this modification is approximately $16,000.

During the year ended September 30, 2020, the lender converted approximately $1,200,000 of principal of Tranche 1 and approximately $139,000 of accrued interest into common stock. The common stock issued was recorded at its fair value on the dates of conversion which totaled approximately $2.2 million and a loss on extinguishment of debt and related derivative liability was recognized for approximately $1.0 million. The remaining balance of the convertible debenture at September 30, 2020 was $300,000.

The fair value of the embedded conversion feature was determined utilizing a Geometric Brownian Motion Stock Path Based Monte Carlo Simulation that utilized the following key assumptions:

	Conversions for the twelve months ended September 30, 2020	At September 30, 2020
Stock Price	$0.006 – $0.034	$0.006
Fixed Exercise Price	0.050	$0.05
Volatility	77 - 284%	122%
Term (Years)	0.01 - 0.62	0.17
Risk Free Rate	0.08 – 1.62%	.10%

In addition to the fixed exercise price noted above, the model incorporates the variable conversion price which is simulated as 80% of the lowest trading price within the ten consecutive days preceding presumed conversion.

NOTE 8 –NOTES PAYABLE

	September 30, 2020	September 30, 2019
Notes Payable	$—	$267,000
PPP Loan Payable	100,300	—
Insurance Note Payable	20,527	—
Total	$120,827	$267,000

PPP Loan

On April 16, 2020, the Company entered into a promissory note evidencing an unsecured $100,300 loan under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The PPP Loan is being made through Zions Bancorporation, N.A. dba Amegy Bank. The PPP Loan is scheduled to mature on April 16, 2025 and has a 1.00% interest rate. No payments are due on the PPP Loan until October 16, 2021, although interest will continue to accrue during the deferment period. Beginning October 16, 2021, the Company will pay 43 equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the maturity date. Under the terms of the CARES Act, all or a portion of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs, mortgage interest, rent or utility costs. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. At September 30, 2020 accrued interest of approximately $420 was included in accrued interest payable.

Note Payable

From August 2015 through February 2016 the Company entered into promissory notes whereby it borrowed a total of $267,000 from Dr. Ronald Bain, its former president and chief operating officer, and his affiliate ConRon Consulting, Inc. These notes are not convertible, due on demand and bear interest at the rate of 5% per annum. In August 2020 the principal was paid in full and interest of approximately $67,000 was forgiven by the noteholder.

Insurance Note Payable

In November 2019, the Company purchased an insurance policy for approximately $241,000 and financed $220,629 of the premium by executing a note payable at an interest rate of 5.6%. The balance of the note payable as of September 30, 2020, is approximately $21,000 and is included in the Notes Payable balance in the condensed balance sheet.

NOTE 9 – Fair Value Measurement

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s derivative financial instruments that were accounted for at fair value on a recurring basis as of September 30, 2020 and 2019:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value as of

Derivative Financial Instrument at 9-30-19	$—	$(3,534,456)	$—	$(3,534,456)

Derivative Financial Instrument at 9-30-20	$—	(1,070,551)	$—	$(1,070,551)

The change in derivative financial instruments for the twelve months ended September 30, 2020 and 2019 is as follows:

September 30, 2018 balance	$(271,710)
Issuance of derivative financial instruments	(3,863,599)
Change in fair value	600,853
September 30, 2019 balance	(3,534,456)
Issuance of derivative financial instruments	(880,462)
Derivative instruments converted/extinguished	707,894
Change in fair value	2,636,473
September 30, 2020 balance	$(1,070,551)

Non-recurring fair value assessments include impaired oil and natural gas property assessments and stock-based compensation. During the year  ended September 30, 2020, the Company recorded an impairment charge approximately of $2.4 million and stock-based compensation expense of approximately $1.0 million of which approximately $0.5 million was capitalized to oil and gas properties. During the year ended September 30, 2019, the Company recorded an impairment charge of approximately $6.0 million and stock-based compensation expense of approximately $1.6 million of which approximately $0.7 million was capitalized to oil and gas properties.

NOTE 10 - COMMON STOCK/PAID IN CAPITAL

As discussed in Note 7, the Company issued approximately 120 million common shares with a fair value of approximately $2.2 million upon partial conversions of the notes and related accrued interest during the year ended September 30, 2020. The common shares were valued based upon the closing common share prices on the respective conversion dates.

In addition, during the year ended September 30, 2020, the Company issued 38,423,221 common shares with a fair value of $1,536,929 to extinguish an accrued expense that totaled $1,613,775. The common shares were valued based upon the closing common share price on the date of settlement resulting in a gain on the extinguishment of the obligation of approximately $77,000.

As discussed in Note 7, in 2019 the Company issued warrants to purchase an aggregate of 50 million shares of common stock at an exercise price of $0.02 per share. Such warrants expire in approximately 3.7 years.

NOTE 11 – STOCK-BASED COMPENSATION

During the year ended September 30, 2020, upon the passing of a member of the management team, the Company modified the vesting terms of a stock option grant previously made to this individual which vested the instrument immediately. The option was for three million shares and was originally granted in June 2018. The Company recorded approximately $8,000 in additional compensation expense related to this modification.

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using the Black Scholes option pricing model, and is recognized over the vesting period. The Company recognized approximately $968,000 and $ 1,629,000 in stock-based compensation expense for the years ended September 30, 2020 and 2019, respectively. A portion of these costs, approximately $498,000 and $885,000 were capitalized to unproved properties for year ended September 30, 2020 and 2019, respectively, with the remainder recorded as general and administrative expenses for each respective period. The Company did not issue any new stock option grants during the year ended September 30, 2020.

The following table summarizes the Company’s stock option activity during the year ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2019	104,500,000	$0.0605
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at September 30, 2020	104,500,000	$0.0605	4.5
Vested and expected to vest	104,500,000	$0.0605	4.5
Exercisable at September 30, 2020	104,500,000	$0.0565	4.5

As of September 30, 2020, there was no unrecognized stock-based compensation expense.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

In July 2018, the Company entered into a 39 month lease for approximately 5,000 square feet of office space in 4 Houston Center in downtown Houston. Annual base rent is approximately $94,000 for the first 18 months, increasing to approximately $97,000 and $99,000 respectively during the remaining term of the lease. See Note 13 – Leases.

The Company reached an agreement with a vendor in August 2018 for the settlement of approximately $1 million in debt. The vendor was paid $150,000 in cash, future cash payments of $7,500 and 10 million shares of GulfSlope common stock. The agreement contains a provision that upon the sale of the common stock if the original debt is not fully satisfied, full payment will be made, under a mutually agreed payment plan. If the stock is sold for a gain any surplus in excess of $1.3 million shall be a credit against future purchases from the vendor. The agreement was determined to meet the definition of a derivative in accordance with ASC 815. At September 30, 2020 and 2019, there is a fair value liability of approximately $786,000 and $554,000, respectively, which is included within Derivative Financial Instruments on the condensed balance sheet.

NOTE 13 – LEASES

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

The following table depicts the cumulative effect of the changes made to our financial statements for the adoption of ASC 842 effective on October 1, 2019:

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

The adoption of ASC 842 resulted in the recognition of operating lease liabilities totaling $130,679, based upon the present value of the remaining minimum rental payments using discount rates as of the adoption date. In addition, we recorded corresponding right-of-use assets totaling $104,363 based upon the operating lease liabilities adjusted for deferred rent and lease incentives. In addition, we recorded a $16,431 cumulative effect of initially adopting ASC 842 as an adjustment to the opening balance of accumulated deficit.

At September 30, 2020 the right-of-use assets total $54,767 and the operating lease liabilities total $62,074.

NOTE 14 – SUBSEQUENT EVENTS

In October 2020, the 17.5 million shares of common stock listed on the balance sheet as additional paid in capital – shares to be issued, were issued. See Note 7.

In November 2020, $300,000 was paid to a lender of our convertible debentures as payment in full of the outstanding balance.

Our Paycheck Protection Program PPP loan forgiveness application was filed in October 2020 and the loan plus accrued interest was forgiven in December 2020.

The remaining amounts receivable under our Tau No. 1 insurance claim of approximately $224,000 were received in October and November 2020, respectively.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, the end of the period covered by this Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Based on this evaluation, our management concluded that, as of September 30, 2020, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting due to an exemption established by the SEC for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Title
John N. Seitz	68	Chairman, Chief Executive Officer
John H. Malanga	53	Chief Financial Officer
Charles G. Hughes	63	Vice President, Land
Richard S. Langdon	70	Director
Paul L. Morris	78	Director

John N. Seitz. Mr. Seitz has served as the Company’s chief executive officer and chairman of the board and director since May 31, 2013, and served as a consultant to the Company from March 2013 through May 2013. Prior to joining the Company, Mr. Seitz held positions of increasing responsibility at Anadarko Petroleum Corporation (NYSE: APC), serving most recently as a director and as president and chief executive officer until 2003. Mr. Seitz serves on the board of directors of ION Geophysical Corporation (NYSE: IO), a leading technology focused seismic solutions company. Mr. Seitz is a Certified Professional Geological Scientist from the American Institute of Professional Geologists and a licensed professional geoscientist with the State of Texas. Mr. Seitz has also served as a trustee for the American Geological Institute Foundation. In 2000, the Houston Geological Society honored Mr. Seitz as a “Legend in Wildcatting,” and he is a member of the All American Wildcatters. Mr. Seitz holds a Bachelor of Science degree in Geology from the University of Pittsburgh, a Master of Science degree in Geology from Rensselaer Polytechnic Institute, and has completed the Advanced Management Program at the Wharton School.

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

Richard S. Langdon. Richard S. Langdon has served as a director of the Company since March 2014. Mr. Langdon is currently the executive vice president and chief financial officer of Altamont Energy, Inc., a newly formed privately held exploration and production company formed in April 2018. Mr. Langdon served as the president, chief executive officer and outside director of Badlands Energy, Inc. and its predecessor entity, Gasco Energy, Inc. from May 2013 and Debtor-in Possession since August 2017 to October 2018. Prior to assuming the President and CEO role, Mr. Langdon had served as a Gasco Energy Inc. outside board member from 2003 to October 2018. Mr. Langdon serves as a member of the board of managers of Sanchez Midstream Partners, LP, and is a member of its Audit, Nominating and Corporate Governance and Conflicts Committees. Mr. Langdon was the president and chief executive officer of KMD Operating Company, LLC (“KMD Operating”), and its predecessor entity, Matris Exploration Company LP (“Matris Exploration”), both privately held exploration and production companies, from July 2004 through December 2015. Mr. Langdon was executive vice president and chief operating officer of KMD Operating, from August 2009, until the merger of Matris Exploration into KMD Operating in November 2011. From 1997 until 2002, Mr. Langdon served as executive vice president and chief financial officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration Company in 2002. Prior to that, he held various positions with the Pennzoil Companies from 1991 to 1996, including executive vice president - International Marketing - Pennzoil Products Company; senior vice president - Business Development - Pennzoil Company and senior vice president - Commercial & Control - Pennzoil Exploration & Production Company. Mr. Langdon graduated from the University of Texas at Austin with a Bachelor of Science degree in Mechanical Engineering in 1972 and a Masters of Business Administration in 1974.

Paul L. Morris. Mr. Morris has served as a director of the Company since March 2014. Mr. Morris founded Elk River Resources, LLC in August 2013 to explore and develop oil and gas potential in the oil-producing regions of the southwest United States. Mr. Morris served as chairman and chief executive officer of Elk River Resources since inception to November 2020. Prior to Elk River Resources, Mr. Morris served as president and chief executive officer from 1988 to September 2013 of Wagner & Brown, Ltd., an independent oil and gas company headquartered in Midland, Texas. With Wagner & Brown, Mr. Morris oversaw all company operations, including exploration and production activities, in eight states as well as in France, England and Australia. Mr. Morris also oversaw affiliates involved in natural gas gathering and marketing, crude oil purchasing and reselling, pipeline development, construction and operation, and compressed natural gas (CNG) design, fabrication and operations. Mr. Morris served as president of Banner Energy from 1981 until 1988. Mr. Morris graduated from the University of Cincinnati with a Bachelor of Science degree in Mechanical Engineering in 1964. Mr. Morris has also completed the Executive Management Program in the College of Business Administration of Penn State University

Board Committees and Meetings

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

The Company has no formal policy with regard to Board members’ attendance at annual meetings of security holders. The Company held an annual shareholder meeting in May of 2018. During the fiscal year ended September 30, 2020, the Board held four quarterly meetings and four special meetings. All board members were in attendance for each meeting.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, executive officers and more than 10% stockholders are required by SEC regulations to provide us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, all Section 16(a) filing requirements applicable to our directors, officers and more than 10% beneficial owners were complied with during the year ended September 30, 2020.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Officers of the Company

The following tables contain compensation data for our named executive officers for the fiscal years ended September 30, 2020 and 2019:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Stock Option Awards	All Other Compensation	Total
John N. Seitz(1)	2020	$—	$—	$—	$—	$—	$—
CEO	2019	—	—	—	—	—	—

John H. Malanga	2020	71,250	—	—	262,000	—	333,250
CFO	2019	60,000	—	—	393,000	—	453,000

(1)	Mr. Seitz is not currently receiving or accruing any compensation as of the date of this Annual Report.

Employment and Consulting Arrangements

 Not applicable.

Compensation Policies and Practices as they Relate to the Company’s Risk Management

 Not applicable.

Director Compensation

During 2020 and 2019, the directors of the Company elected to take no compensation for their services as directors. In January of 2017 the Company’s nonemployee directors were each awarded 2,500,000 stock options for the Company’s stock at an exercise price of $0.0278 per share, 50% vested in January 2017 and 50% vested in January of 2018. The stock options will expire in January 2024. In June of 2018 the Company’s nonemployee directors were each awarded 4,500,000 stock options for the Company’s stock at an exercise price of $0.075 per share, 1.5 million vested in June 2018, and 1.5 million vested in June 2019 and 1.5 million vested in June 2020. The stock options will expire in December 2025.

Grants of Plan-Based Awards

The Company shareholders approved the 2018 Omnibus Incentive Plan in May of 2018. Restricted stock and stock option awards made after this date, to executives, employees, and directors were made pursuant to the plan.

Outstanding Equity Awards at Fiscal Year End

In October 2013, two million stock options were awarded with an exercise price of $0.12 and have an expiration of October 2023. In January 2017, twenty-two million stock options were awarded to GulfSlope Energy executives, five million to directors, and 28.5 million to employees. The exercise price of the stock options is $0.0278 and they expire in January 2024. In May 2018, 0.5 million stock options were awarded to an employee, the exercise price is $0.065 and they expire in December 2025. In June 2018, 67.5 million stock options were awarded to GulfSlope Energy executives, employees, consultants and directors. The exercise price of the stock options is $0.075 and they expire in December 2025. On January 2, 2019 the Company issued 1 million stock options to a former employee and consultant. The stock options were valued at approximately $35,000 and recognized over the service period of seven months. The stock options are exercisable until December 31, 2025. All stock option awards are fully vested.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of outstanding shares of common stock owned by: (a) each of our directors; (b) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of December 28, 2020, there were 1,268,240,346 shares of common stock deemed issued and outstanding.

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned
Named Executive Officers and Directors:

John N. Seitz (1)	257,477,667	20.3%
John H. Malanga (3)	35,666,667	2.8%
Richard S. Langdon (4)	7,916,667	0.6%
Paul L. Morris (2)	9,228,038	0.7%
All directors & executive officers as a group (4 persons)	310,289,039	24.5%
Shareholders of Greater Than 5%:
Delek GOM Investments, LLC (5)	294,018,459	23.2%

(1)

Includes 44,166,667 shares of common stock underlying the convertible demand note in the principal amount of $5.3 million and 13,725,444 shares underlying the convertible accrued interest in the amount of $1,647,053.

(2)

Includes 61,371 shares of common stock held by the Morris Family Limited Partnership LP, a partnership of which an entity controlled by Mr. Morris is the general partner and 2,500,000 stock options awarded in January 2017, one-half vested in January of 2017 and one-half vested in January 2018. Includes 4,500,000 stock options awarded in June 2018, one-third vested in June of 2018, one-third vested in June 2019 and one-third vested in June 2020.

(3)

Includes 15,000,000 stock options awarded in January 2017, one-half vested in January of 2017 and one-half vested in January 2018. Includes 18,000,000 stock options awarded in June 2018, one-third vested in June of 2018, one-third vested in June 2019 and one-third vested in June 2020.

(4)

Includes 2,500,000 stock options awarded in January 2017, one-half vested in January of 2017 and one-half vested in January 2018. Includes 4,500,000 stock options awarded in June 2018, one-third vested in June of 2018, one-third vested in June 2019 and one-third vested in June 2020.

(5)	Includes 17,500,000 shares issued in October 2020 which were issuable at 9-30-20

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a discussion of related party transactions, see Item 8. Financial Statements and Supplementary Data, Note 6 - Related Party Transactions.

Director Independence

For purposes of determining director independence, we have applied the NYSE MKT standards for independence. The OTC Markets, on which shares of our common stock are quoted, does not have any director independence requirements. The NYSE MKT definition of independent director means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The members of the Audit and Compliance Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee are Messrs. Morris and Langdon, each, of whom, is independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees and Services

For the fiscal years ended September 30, 2020 and 2019  professional services were performed by PKF of Texas. The aggregate fees billed by PKF of Texas for the fiscal year ended September 30, 2020 were as follows:

September 30, 2020
Audit Fees (1)	$102,000
Audit-Related Fees (2)	65,000
Tax Fees (3)	14,000
All Other Fees	—

(1)	Audit services include fees for professional services rendered only for the audit of the Company’s annual financial statements for the fiscal year ended September 30, 2019.

(2)	Audit-related services primarily include fees for assurance and related services by our principal accountants that are reasonably related to the performance of the review of our financial statements for the quarterly periods December 31, 2019, March 31, 2020 and June 30, 2020.

(3)	Tax services include fees for assistance with tax preparation and compliance during the year ended September 30, 2020.

Audit Committee Pre-Approval Policies and Procedures

The Audit and Compliance Committee has adopted policies and procedures that will require the Company to obtain the Committee’s pre-approval of all audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. The Committee pre-approved 100% of the non-audit services provided to the Company by PKF of Texas.

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
Date: December 29, 2020
	By:	/s/ John N. Seitz
John N. Seitz
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John N. Seitz	Chief Executive Officer and Chairman	December 29, 2020
John N. Seitz	(Principal Executive Officer)

/s/ John H. Malanga	Chief Financial Officer	December 29, 2020
John H. Malanga	(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Richard S. Langdon	Director	December 29, 2020
Richard S. Langdon

/s/ Paul L. Morris	Director	December 29, 2020
Paul L. Morris