Form 10-Q
period 2020-12-31
GULFSLOPE ENERGY, INC.
filed 2021-02-16
CIK 1341726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No. 000-51638

GULFSLOPE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1689008
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization) 1331 Lamar St., Suite 1665 Houston, Texas (Address of principal executive offices)	77010 (zip code)

(281) 918-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	GSPE	OTC

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, on February 12, 2021, was 1,268,240,346.

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

PART I – FINANCIAL STATEMENTS (Unaudited)

December 31, 2020

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

GulfSlope Energy, Inc.

Condensed Balance Sheets

(Unaudited)

	December 31, 2020	September 30, 2020
Assets
Current Assets
Cash	$2,558,646	$3,190,418
Accounts Receivable	—	366,173
Prepaid Expenses and Other Current Assets	269,354	84,129
Total Current Assets	2,828,000	3,640,720
Property and Equipment, net	4,624	6,347
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	12,453,023	12,372,853
Operating Lease Right of Use Asset	41,441	54,768
Total Non-Current Assets	12,499,088	12,433,968
Total Assets	$15,327,088	$16,074,688
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$178,393	$228,892
Related Party Payable	417,983	417,984
Accrued Interest Payable	2,731,983	2,616,008
Accrued Expenses and Other Payables	268,863	268,863
Loans from Related Parties	8,725,500	8,725,500
Notes Payable	—	120,827
Convertible Notes Payable, net of Debt Discount	220,656	461,613
Derivative Financial Instruments	972,552	1,070,551
Current Portion of Operating Lease Liability	67,271	62,074
Total Current Liabilities	13,583,201	13,972,312
Total Liabilities	13,583,201	13,972,312
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000,000 shares; issued and outstanding 1,268,240,346 and 1,250,740,346 as of December 31, 2020 and September 30, 2020, respectively	1,268,240	1,250,740
Additional Paid-in-Capital	58,815,808	58,728,308
Additional Paid-in Capital – Shares to Be Issued	—	105,000
Accumulated Deficit	(58,340,161)	(57,981,672)
Total Stockholders’ Equity	1,743,887	2,102,376
Total Liabilities and Stockholders’ Equity	$15,327,088	$16,074,688

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,
	2020	2019
Revenues	$—	$—
General and Administrative Expenses	382,116	476,922
Net Loss from Operations	(382,116)	(476,922)
Other Income/(Expenses):
Interest Expense, net	(164,751)	(21,226)
Gain (Loss) on Debt Extinguishment	136,640	(879,522)
Gain on Derivative Financial Instruments	51,738	1,224,527
Net Loss Before Income Taxes	(358,489)	(153,143)
Provision for Income Taxes	—	—
Net Loss	$(358,489)	$(153,143)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	1,266,534,389	1,105,662,883

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Statements of Stockholders’ Equity

(unaudited)

For the Three Months Ended December 31, 2020

			Additional	Additional Paid-In Capital		Net
	Common		Paid-in	Shares to Be	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Equity
Balance at September 30, 2020	1,250,740,346	$1,250,740	$58,728,308	$105,000	$(57,981,672)	$2,102,376
Common Stock issued in settlement of debt	17,500,000	17,500	87,500	(105,000)	—	—
Net Loss	—	—	—	—	(358,489)	(358,489)
Balance at December 31, 2020	1,268,240,346	$1,268,240	58,815,808	$—	$58,340,161	$1,743,887

For the Three Months Ended December 31, 2019

			Additional		Net
	Common		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2019	1,092,266,844	$1,092,266	$54,160,836	$(55,582,010)	$(328,908)
Cumulative adjustment upon ASC 842 adoption	—	—	—	16,429	16,429
Stock based compensation	—	—	367,841	—	367,841
Common stock issued for conversion of convertible note payable and accrued interest	17,919,455	17,920	530,471	—	548,391
Common stock registration costs	—	—	(15,398)	—	(15,398)
Stock Issued to extinguish liability	38,423,221	38,423	1,498,506	—	1,536,929
Net Loss	—	—	—	(153,143)	(153,143)
Balance at December 31, 2019	1,148,609,520	$1,148,609	$56,542,256	$(55,718,724)	$1,972,141

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31
	2020	2019
OPERATING ACTIVITIES
Net Loss	$(358,489)	$(153,143)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used In) Operating Activities:
Capitalization of Interest Expense	—	(442,338)
Depreciation	1,723	1,535
Stock Based Compensation	—	181,166
Gain on Derivative Financial Instruments	(51,738)	(1,224,527)
Debt Discount Amortization	48,460	238,039
Loss Recorded to Interest Expense for Issuance of Convertible Notes	—	32,539
(Gain) Loss on Debt Extinguishment	(136,640)	879,522
Changes in Operating Assets and Liabilities:
Accounts Receivable	189,729	5,769,927
Prepaid Expenses and Other Current Assets	(185,225)	142,902
Accounts Payable	(103,046)	(3,086,387)
Related Party Payable	—	14,880
Accrued Interest Payable	116,637	204,298
Operating Lease Liabilities	18,523	(8,864)
Net Cash Provided By (Used In) Operating Activities	(460,066)	2,549,549

INVESTING ACTIVITIES
Insurance Proceeds Received	223,650	637,875
Investments in Oil and Gas Properties	(74,829)	(970,353)
Net Cash Provided By (Used In) Investing Activities	148,821	(332,478)

FINANCING ACTIVITIES
Proceeds from Issuance of Convertible Notes Payable	—	435,000
Payments on Notes Payable	(320,527)	(19,594)
Net Cash Provided By (Used In) Financing Activities	(320,527)	415,406

Net Increase (Decrease) in Cash	(631,772)	2,632,477
Beginning Cash Balance	3,190,418	1,138,919
Ending Cash Balance	$2,558,646	$3,771,395

Supplemental Schedule of Cash Flow Activities:
Cash Paid for Interest, Net of Amounts Capitalized	$96	$1,030
Non-Cash Financing and Investing Activities:
Prepaid Asset Financed by Note Payable	$—	$220,629
Capital Expenditures in Accounts Payable	$5,341	$480,900
Stock-Based Compensation Capitalized to Oil and Gas properties	$—	$186,675
Accounts Receivable Exchanged for Working Interest in Oil and Natural Gas Properties	$—	$3,629,789
Accrued Expense Extinguished through Issuance of Common Stock	$—	$1,536,929
Common Stock Issued upon Conversion of Convertible Notes Payable and Accrued Interest	$17,500	$548,391
Derivative Liability Related to Issued Convertible Note	$—	$433,425
Convertible Debenture Proceeds Retained by Lender to Settle Loan Issuance Costs	$—	$65,000

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

December 31, 2020

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company“ or “GulfSlope“) is an independent oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana. The Company currently has under lease three federal Outer Continental Shelf blocks (referred to as “prospect,“ “portfolio“ or “leases“) and licensed three-dimensional (3-D) seismic data across its area of concentration.

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

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP“) have been omitted pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC“). The condensed financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2020, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and filed with the Securities and Exchange Commission on December 29, 2020.

Cash

GulfSlope considers highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2020 and September 30, 2020.

Liquidity / Going Concern

The Company has incurred accumulated losses as of December 31, 2020 of $58.3 million, has negative working capital of $10.8 million and for the three months ended December 31, 2020 generated losses of $0.1 million. Further losses are anticipated in developing our business. As a result, there exists substantial doubt about our ability to continue as a going concern. As of December 31, 2020, we had $2.6 million of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures. The $10.0 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $11.7 million of current principal and accrued interest as of December 31, 2020. The Company plans to finance operations and planned expenditures through the issuance of equity securities, debt financings and farm-out agreements, asset sales or mergers. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all, or that obligations can be extended. If the Company is not successful in obtaining financing or extending obligations, operations would need to be curtailed or ceased, or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable

The Company records an accounts receivable for operations expense reimbursements due from joint interest partners and also from normal operations. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. If the Company determines any account to be uncollectible based on significant delinquency or other factors, the receivable and the underlying asset are assessed for recovery. As of December 31, 2020 and September 30, 2020, there was no allowance for doubtful accounts receivable. Gross accounts receivable was nil and approximately $0.4 million at December 31, 2020 and September 30, 2020, respectively.

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

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the amortization calculation until such time as they are either developed or abandoned. Unproved properties and properties under development are reviewed for impairment at least quarterly and are determined through an evaluation that considers, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. In countries where a reserve base has not yet been established, impairments are charged to earnings. At December 31, 2020 the Company continues to pursue the development of its unproved properties and is actively finalizing the permitting of the Tau #2 well. As such, project economics continue to support cost incurred plus future development therefore no impairment is required at December 31, 2020.

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired. The Company is currently evaluating one well for proved reserves and capitalized exploratory well costs remain pending the outcome of exploration activities involving the drilling of the Tau No. 2 well (twin well). Accordingly, these costs are included as suspended well costs at December 31, 2020 and it is expected that a final analysis will be completed in the next twelve months at which time the costs will be transferred to the full cost pool upon final evaluation.

As of December 31, 2020, the Company’s oil and gas properties consisted of unproved properties, wells in process and no proved reserves.

Due to a combination of the COVID-19 pandemic and related pressures on the global supply-demand balance for crude oil and related products, commodity prices have significantly declined in recent months, and oil and gas operators have reduced exploration budgets and activity. The Company has evaluated the effect of these factors on its business and notes these factors have caused a delay in the plans for the Company’s 2021 drilling program. The Company continues to monitor the economic environment and evaluate the impact on the business.

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

Derivative Financial Instruments

The accounting treatment of derivative financial instruments requires that the Company record certain embedded conversion options and warrants as liabilities at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date with any change in fair value recorded as income or expense. As a result of entering into certain note agreements, for which such instruments contained a variable conversion feature with no floor, the Company had adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments issued after such variable conversion feature instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors, as long as the certain variable convertible instruments exist. During the three months ended December 31, 2020, the variable conversion feature instruments have been extinguished or modified to remove the variable conversion feature. See Note 7.

Basic and Dilutive Earnings Per Share

Basic income (loss) per share (“EPS“) is computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding for the period (denominator). Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants, and convertible notes payable. The number of potential common shares outstanding relating to stock options and warrants, is computed using the treasury stock method. The number of potential common shares related to convertible notes payable is determined using the if-converted method.

As the Company has incurred losses for the three months ended December 31, 2020 and 2019, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of December 31, 2020 and 2019, there were 256,011,343 and 437,801,388 potentially dilutive shares, respectively.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07“). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this new standard effective October 1, 2019 with no material impact to stock compensation issued to non-employees.

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

In January 2019, the Tau well experienced an underground control of well event and as a result, the Company filed an insurance claim pursuant to its insurance policy with its insurance underwriters (the “Underwriters“). The total amount of the claim was approximately $10.8 million for 100% working interest after the insurance deductible amount. The Company received approximately $2.5 million of this amount and credited wells in process for approximately $0.9 million for the Company’s portion, and recorded an accrued payable for approximately $1.6 million, pending evaluation of distributions to the working interest owners. In December 2019, the accrued payable was settled by the issuance to the working interest partner of approximately 38.4 million shares of the Company’s common stock.

In May 2019, the Tau No. 1 well experienced a second underground control of well event and as a result, the Company filed an insurance claim. The claim was related to a subsurface well occurrence that happened during the drilling of the Company‘s Tau No. 1 well on May 5, 2019 at a measured depth of 15,254 feet. The Company subsequently controlled the occurrence and ceased drilling operations and plugs were placed in the well to meet regulatory requirements prior to rig release. Pursuant to the Policy terms and conditions, the Underwriters were obligated to reimburse GulfSlope for qualified actual costs and expenses incurred to (i) regain control of the well, and (ii) restore or re-drill the well to 15,254 feet. Total costs and expenses to regain control of the well were determined to be approximately $4.8 million (net of deductible) for 100% working interest and all of this amount had been received as of December 31, 2020. GulfSlope’s share of this amount was approximately $1.2 million.

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

On July 27, 2020, the Company entered into a settlement with the Underwriters of the well control events insurance policy for their claims associated with the re-drilling of the Tau No. 1 well. In accordance with the settlement, in lieu of the insurer paying for the redrill of the well and for a complete release of any further liability under the insurance policy, the Company will receive approximately $6.6 million in cash net to its 25% working interest. At December 31, 2020, all of this amount has been received.

As of December 31, 2020, the Company’s oil and natural gas properties consisted of unproved properties, wells in process and no proved reserves. During the three months ended December 31, 2020 and 2019, the Company capitalized approximately nil and $0.4 million of interest expense to oil and natural gas properties, respectively, and approximately $0.03 million and $0.3 million of general and administrative expenses, capitalized to oil and natural gas properties, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into convertible promissory notes whereby it borrowed a total of $8,675,500 from John Seitz, the chief executive officer (“CEO“). The notes are due on demand, bear interest at the rate of 5% per annum, and $5,300,000 of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of December 31, 2020, the total amount owed to John Seitz is $8,675,500. This amount is included in loans from related parties within the condensed balance sheets. There was approximately $2.6 million of unpaid interest associated with these loans included in accrued interest payable within the balance sheet as of December 31, 2020.

On November 15, 2016, a family member of the CEO entered into a $50,000 convertible promissory note with associated warrants (“Bridge Financing“) under the same terms received by other investors (see Note 5).

Domenica Seitz CPA, related to John Seitz, has provided accounting services to the Company through September 30, 2020 as a consultant and beginning October 2020 as an employee. During the three months ended December 31, 2020 and 2019, the services provided were valued at approximately $19,000 and $15,000, respectively.

NOTE 5 – NOTES PAYABLE

The Company’s notes payable consisted of the following as of September 30, 2020 and December 31, 2020.

	September 30, 2020	December 31, 2020
PPP Loan Payable	$100,300	$0
Insurance Note Payable	20,527	0
Total	$120,827	$0

PPP Loan

On April 16, 2020, GulfSlope Energy, Inc. entered into a promissory note (the “Note“) evidencing an unsecured $100,300 loan under the Paycheck Protection Program (the “PPP Loan“). The Paycheck Protection Program was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act“) and is administered by the U.S. Small Business Administration. The PPP Loan was made through Zions Bancorporation, N.A. dba Amegy Bank (the “Lender“). On December 17, 2020, the PPP Loan plus accrued interest of approximately $600 was formally forgiven in full by the U.S. Small Business Administration. The forgiven loan balance and related interest totaling approximately $100,900 was accounted for as a gain on debt extinguishment in the Condensed Statements of Operations during the three months ended December 31, 2020.

Insurance Note Payable

In November 2019, the Company purchased an insurance policy for approximately $241,000 and financed $220,629 of the premium by executing a note payable at an interest rate of 5.6%. The note was paid in full with the October 2020 payment. The balance of the note payable was nil and approximately $21,000 at December 31, 2020 and September 30, 2020, respectively. This note is included in the Notes Payable balance in the Condensed Balance Sheet.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

 The Company’s convertible promissory notes consisted of the following as of September 30, 2020 and December 31, 2020.

	September 30, 2020			December 31, 2020
	Notes	Discount	Notes, Net of Discount	Notes	Discount	Notes Net of Discount
Bridge Financing Notes	$227,000	$(11,209)	$215,791	$227,000	$(6,344)	$220,656
June 2019 Convertible Debenture	300,000	(54,178)	245,822	0	0	0
Total	$527,000	$(65,387)	$461,613	$227,000	$(6,344)	$220,656

Bridge Financing Notes

Between June and November 2016, the Company issued eleven convertible promissory notes (“Bridge Financing Notes“) with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000, including $222,000 from related parties. These notes and associated warrants had a maturity of one year (which has been extended at maturity to April 30, 2021), an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. The note balances as of December 31, 2020 and September 30, 2020 were $277,000, with unamortized debt discounts of approximately $6,000 and $11,000, respectively. Debt discount amortization for the three months ended December 31, 2020 and 2019 was approximately $5,000 and $43,000, respectively. As noted above, on April 30, 2020, the maturity date related to these notes and associated warrants was extended to April 30, 2021. In consideration for the extension of the notes in April 2020, the Company extended the term of the related warrants until April 30, 2021 and recognized $19,300 of additional debt discount which represented the incremental value of the modified warrants over the pre-modification warrants.

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

On September 30, 2020, the Company and Delek settled this convertible note and related accrued interest of $129,211 for a cash payment of $1,220,548 and the issuance 17,500,000 shares of common stock. The shares were not issued until October 2020 and accordingly are reflected on the September 30, 2020 Condensed Balance Sheet as additional paid in capital – shares to be issued.

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

In addition, the holder received warrants to purchase an aggregate of 50 million shares of common stock at an exercise price of $0.04 per share (subsequently reduced to an exercise price $0.02 in 2020). Such warrants expire on the fifth anniversary of issuance. In total the offering costs incurred related to this Convertible Debenture were approximately $398,000.

The Company evaluated the conversion feature and concluded that it should be bifurcated and accounted for as a derivative liability due to the variable conversion feature which does not contain an explicit limit on the number of shares that are required to be issued upon conversion. In addition, the Company concluded the warrants required treatment as derivative liabilities as the Company could not assert it has sufficient authorized but unissued shares to settle the warrants upon exercise when taking into account other stock-based commitments including the Convertible Debentures. Accordingly, the embedded conversion feature and warrants were recorded at fair value at issuance and are subsequently re-measured to fair value each reporting period.

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

In November 2020, the Company made a $300,000 payment in full to satisfy the remaining balance of the convertible debenture.

The fair value of the embedded conversion feature at September 30, 2020 was determined utilizing a Geometric Brownian Motion Stock Path Based Monte Carlo Simulation that utilized the following key assumptions:

September 30, 2020
Stock Price	$0.006
Fixed Exercise Price	$0.05
Volatility	122%
Term (Years)	0.17
Risk Free Rate	0.10%

In addition to the fixed exercise price noted above, the model incorporated the variable conversion price which is simulated as 80% of the lowest trading price within the ten consecutive days preceding presumed conversion.

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

As required by ASC 820-10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s derivative financial instruments that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2020, respectively:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)		Total Fair Value as of
Derivative Financial Instrument at September 30, 2020	$		$(1,070,551)	$		$(1,070,551)

Derivative Financial Instrument at December 31, 2020		$—	$(972,552)		$—	$(972,552)

The change in derivative financial instruments for the three months ended December 31, 2020 is as follows:

September 30, 2020 balance	$(1,070,551)
New derivative instruments issued	—
Derivative instruments extinguished	46,261
Change in fair value	51,738
December 31, 2020 balance	$(972,552)

Non-recurring fair value assessments include stock-based compensation. The Company recorded stock-based compensation of nil and $367,841 for the three months ended December 31, 2020 and 2019, respectively.

NOTE 8 – COMMON STOCK/PAID IN CAPITAL

Three Months Ended December 31, 2020

As noted in Note 6, in October 2020 the Company issued approximately 17.5 million common shares with a fair value of approximately $0.1 million that were reflected on the September 30, 2020 balance sheet as additional paid in capital – shares to be issued

Three Months Ended December 31, 2019

The Company issued 17,919,455 common shares with a fair value of $548,391 upon partial conversions of the notes and related accrued interest during the three months ended December 31, 2019. The common shares were valued based upon the closing common share prices on the respective conversion dates.

The Company issued 38,423,221 common shares with a fair value of $1,536,929 to extinguish an accrued expense that totaled $1,613,775 during the three months ended December 31, 2019. The common shares were valued based upon the closing common share price on the date of settlement resulting in a gain on the extinguishment of the obligation of approximately $77,000.

NOTE 9 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using the Black Scholes option pricing model, and is recognized over the vesting period. The Company recognized stock based compensation of nil and $367,841 for the three months ended December 31, 2020 and 2019, respectively. Of the $367,841 of stock based compensation recognized for the three months ended December 31, 2019, $186,675 was capitalized to unproved oil and gas properties, with the remainder recorded as general and administrative expenses for each respective period.

During the three months ended December 31, 2019, upon the passing of a member of the management team, the Company modified a stock option grant for three million shares made to said management team member in June 2018 to vest such award immediately. The Company recorded approximately $8,000 in additional compensation expense related to this modification.

The following table summarizes the Company’s stock option activity during the three months ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2020	104,500,000	$0.0605
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2020	104,500,000	$0.0605	4.3
Vested and expected to vest	104,500,000	$0.0605	4.3
Exercisable at December 31, 2020	104,500,000	$0.0565	4.3

As of December 31, 2020, there was no unrecognized stock-based compensation expense.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

In July 2018, the Company entered into a 39 month lease for approximately 5,000 square feet of office space in 4 Houston Center in downtown Houston. Annual base rent is approximately $94,000 for the first 18 months, increasing to approximately $97,000 and $99,000, respectively, during the remaining term of the lease. The Company accounted for this lease as an operating lease in accordance with ASC 842, Leases. At December 31, 2020, the right-of-use asset, net related to this lease is $41,441 and the operating lease liability is $67,271. All remaining payments totaling approximately $74,000 are payable within the current fiscal year.

The Company reached an agreement in August 2018 for the settlement of approximately $1 million in debt owed to a third party. As required under the terms of the settlement, the Company made a payment of approximately $0.16 million in cash and 10 million shares of common stock at such time. The agreement also contained a provision such that upon the sale of the common stock by the holder, if the proceeds received were not sufficient to fully satisfy the original debt balance, additional payment by the Company will be made under a mutually agreed payment plan. If the stock is sold for a gain any surplus in excess of $1.3 million shall be a credit against future purchases. The agreement was determined to meet the definition of a derivative in accordance with ASC 815. At December 31, 2020, there is a derivative financial instrument liability recorded of approximately $0.8 million related to this agreement.

NOTE 11 – SUBSEQUENT EVENTS

The Company completed a review and analysis of all events that occurred after the condensed balance sheet date to determine if any such events must be reported and has determined that there are no other subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the notes to those financial statements included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, such as those statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Known material risks that may affect our financial condition and results of operations are discussed in Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended September 30, 2020 and this Quarterly Report on Form 10-Q, Part II, Item 1A, Risk Factors, and may be discussed or updated from time to time in subsequent reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We assume no obligation, nor do we intend to update these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “GulfSlope” “we,” “us,” “our” and the “Company” refer to GulfSlope Energy, Inc.

Overview

GulfSlope Energy, Inc. is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico federal waters. We are a technically driven company and we use our licensed 2.2 million acres of advanced three-dimensional (“3-D”) seismic data to identify, evaluate, and acquire assets with attractive economic profiles. GulfSlope Energy commenced commercial operations in March 2013. GulfSlope Energy was originally organized as a Utah corporation in 2004 and became a Delaware corporation in 2012. We have focused our operations in the United States Gulf of Mexico because we believe this area provides us with favorable geologic and economic conditions, including multiple reservoir formations, comprehensive geologic databases, extensive infrastructure, relatively favorable royalty regime, and an attractive acquisition market and because our management and technical teams have significant experience and technical expertise in this geologic province. Additionally, we licensed 2.2 million acres of advanced 3-D seismic data, a significant portion of which has been enhanced by new, state-of-the-art reprocessing and noise attenuation techniques including reverse time migration depth imaging. We have used our broad regional seismic database and our reprocessing efforts to generate and high-grade oil and natural gas prospects. The use of our extensive seismic database, coupled with our ability, knowledge, and expertise to effectively reprocess this seismic data, allows us to further optimize our drilling operations and to effectively evaluate acquisition and joint venture opportunities. We consistently assess our prospect inventory in order to deploy capital as efficiently as possible. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns

We have historically operated our business with working capital deficits and these deficits have been funded by equity and debt investments and loans from management. As of December 31, 2020, we had $2.6 million of cash on hand. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures through February 2022. The Company plans to finance operations and planned expenditures through equity and/or debt financings, farm-out agreements, and/or other transactions. There are no assurances that financing will be available with acceptable terms, if at all.

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

Advanced seismic image processing. Commercial improvements in 3-D seismic data imaging and the development of advanced processing algorithms, including pre- stack depth, beam, and reverse time migration have allowed the industry to better distinguish hydrocarbon traps and identify previously unknown prospects. Specifically, advanced processing techniques improve the definition of the seismic data from a scale of time to a scale of depth, thus locating the images in three dimensions. The Company has invested significant technical person hours in the reprocessing and interpretation of seismic data. We believe the proprietary reprocessing and interpretation and the contiguous nature of our licensed 3-D seismic data gives us an advantage over other exploration and production companies operating in our core area.

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

Outlook

In the first quarter of 2020, the COVID-19 outbreak spread quickly across the globe. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, such as stay-at-home orders, closures of restaurants and banning of group gatherings have resulted in a severe drop in general economic activity, as well as a corresponding decrease in global energy demand. Additionally, the risks associated with COVID-19 have impacted our workforce and the way we meet our business objectives. Due to concerns over health and safety, we have asked the majority of our corporate workforce to work remotely as we begin to plan a process to phase employees to return to the office. Working remotely has not significantly impacted our ability to maintain our operations, or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of these measures. In addition, actions by the Organization of Petroleum Exporting Countries and other high oil exporting countries like Russia (“OPEC+”) negatively impacted crude oil prices in 2020. These rapid and unprecedented events pushed crude oil storage near capacity and drove prices down significantly. These events have been the primary cause of the significant supply-and-demand imbalance for oil, significantly lowering oil pricing. These conditions may continue to exist in future periods. The Company has evaluated the effect of these factors on its business and the Company has determined that these factors will most likely cause a delay in the Company’s 2021 drilling program. The Company continues to monitor the economic environment and evaluate its continuing impact on the business.

Recent Developments

The Company has been conducting pre-drill operations for the Tau prospect which is anticipated to be re-drilled to a total depth of approximately 21,000 feet. The Exploration Plan has been filed with and approved by BOEM and the Application for Permit to Drill (“APD”) has been filed with BSEE and is pending approval..

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired. The Company is currently evaluating one well for proved reserves and capitalized exploratory well costs remain pending the outcome of exploration activities involving the drilling of the Tau No. 2 well (twin well). Accordingly, these costs are included as suspended well costs at December 31, 2020 and it is expected that a final analysis will be completed in the next twelve months at which time the costs will be transferred to the full cost pool upon final evaluation.

As of December 31, 2020, the Company’s oil and gas properties consisted of wells in process, capitalized exploration and acquisition costs for unproved properties and no proved reserves.

Property and equipment are carried at cost. We assess the carrying value of our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

There has been no change to our critical accounting policies as included in our annual report on Form 10-K as of September 30, 2020, which was filed with the Securities and Exchange Commission on December 29, 2020.

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

There was no revenue during the three months ended December 31, 2020 and 2019. General and administrative expenses were approximately $0.4 million for the three months ended December 31, 2020, compared to approximately $0.5 million for the three months ended December 31, 2019. Net interest expense was approximately $165,000 with interest expense of approximately $166,000 for the three months ended December 31, 2020 net of approximately $1,000 of interest income, as compared to net interest expense of approximately $21,000 for the three months ended December 31, 2019 with interest expense of approximately $476,000 for the three months ended December 31, 2019 net of approximately $12,000 of interest income and approximately $442,000 of interest expense capitalized to unevaluated oil and natural gas properties. Gain on debt extinguishment was approximately $137,000 for the three months ended December 31, 2020 and a loss of approximately $880,000 for the three months ended December 31, 2019. This loss for the three months ended December 31, 2019 was primarily due to a convertible note modification. Gain on derivative financial instruments was approximately $52,000 and $1.2 million for the three months ended December 31, 2020 and 2019, respectively, which was caused by the change in fair value of the underlying derivative financial instruments.

Liquidity and Capital Resources

The Company has incurred accumulated losses for the period from inception to December 31, 2020, of approximately $58.3 million, and has a negative working capital of $10.8 million. For the three months ended December 31, 2020, the Company has generated losses of approximately $0.4 million and net cash used in operations of approximately $0.5 million. As of December 31, 2020, there was $2.6 million of cash on hand. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through February 2022. The $10 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations and accrued interest , which amounted to approximately $11.7 million as of December 31, 2020. The Company plans to finance operations and planned expenditures through the issuance of equity securities, debt financings, farm-out agreements, mergers or other transactions. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended December 31, 2020, the Company had approximately $0.5 million of net cash used in operating activities, compared with approximately $2.5 million of net cash provided by operating activities for the three months ended December 31, 2019. For the three months ended December 31, 2020, approximately $0.15 million of cash was provided by investing activities compared with approximately $0.3 million of cash used in investing activities for the three months ended December 31, 2019. For the three months ended December 31, 2020, the Company used approximately $0.3 million of net cash in financing activities in payment of notes payable, compared with approximately $0.4 million received in financing activities for the three months ended December 31, 2019, these amounts are from loan proceeds of approximately $0.4 million received from the issuance of Convertible Notes Payable during the three months ended December 31, 2019.

The Company will need to raise additional funds to cover planned expenditures, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third-party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations, or the Company would need to sell assets or consider alternative plans up to and including restructuring.

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

As noted in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, the design and operating effectiveness of our controls were adequate to ensure that certain account analysis and accounting judgments related to certain estimates throughout the year were properly accounted for and reviewed in a timely manner.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading Part I, Item 1A. “Risk Factors” included in our September 30, 2020 Annual Report, and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The risks and uncertainties described below should be read together with those disclosed in our 2020 Form 10-K, Annual Report filed with the SEC on December 29, 2020 and our other SEC filings.

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

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	02/16/2021	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	02/16/2021	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer