Form 10-Q
period 2021-03-31
GULFSLOPE ENERGY, INC.
filed 2021-05-17
CIK 1341726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, on May 14, 2021, was 1,268,240,346.

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

PART I – FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

GulfSlope Energy, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2021	September 30, 2020
Assets
Current Assets
Cash	$2,165,178	$3,190,418
Accounts Receivable	—	366,173
Prepaid Expenses and Other Current Assets	195,946	84,129
Total Current Assets	2,361,124	3,640,720
Property and Equipment, net	4,845	6,347
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	12,467,789	12,372,853
Operating Lease Right of Use Asset	28,346	54,768
Total Non-Current Assets	12,500,980	12,433,968
Total Assets	$14,862,103	$16,074,688
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$73,596	$228,892
Related Party Payable	417,983	417,984
Accrued Interest Payable	2,845,967	2,616,008
Accrued Expenses and Other Payables	268,863	268,863
Loans from Related Parties	8,725,500	8,725,500
Notes Payable	—	120,827
Convertible Notes Payable, net of Debt Discount	225,415	461,613
Derivative Financial Instruments	1,481,205	1,070,551
Current Portion of Operating Lease Liability	48,156	62,074
Total Current Liabilities	14,086,685	13,972,312
Total Liabilities	14,086,685	13,972,312
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000,000 shares; issued and outstanding 1,268,240,346 and 1,250,740,346 as of March 31, 2021 and September 30, 2020, respectively	1,268,240	1,250,740
Additional Paid-in-Capital	58,848,358	58,728,308
Additional Paid-in Capital – Shares to Be Issued	—	105,000
Accumulated Deficit	(59,341,180)	(57,981,672)
Total Stockholders’ Equity	775,418	2,102,376
Total Liabilities and Stockholders’ Equity	$14,862,103	$16,074,688

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—
General and Administrative Expenses	373,937	436,317	756,053	913,241
Net Loss from Operations	(373,937)	(436,317)	(756,053)	(913,241)
Other Income/(Expenses):
Interest (Expense) Income, net	(118,429)	6,406	(283,180)	(14,819)
Gain (Loss) on Debt Extinguishment	—	(719,245)	136,640	(1,598,767)
Gain (Loss) on Derivative Financial Instrument	(508,653)	514,276	(456,915)	1,738,803
Net Loss Before Income Taxes	(1,001,019)	(634,880)	(1,359,508)	(788,024)
Provision for Income Taxes	—	—	—	—
Net Loss	$(1,001,019)	$(634,880)	$(1,359,508)	$(788,024)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	1,268,240,346	1,167,666,326	1,267,374,961	1,136,495,196

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

For the Three Months Ended March 31, 2021

			Additional		Total
	Common		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	1,268,240,346	$1,268,240	$58,815,808	$(58,340,161)	$1,743,887
Stock based compensation	—	—	32,550	—	32,550
Net Loss	—	—	—	(1,001,019)	(1,001,019)
Balance at March 31, 2021	1,268,240,346	$1,268,240	$58,848,358	$(59,341,180)	$775,418

For the Three Months Ended March 31, 2020

			Additional		Total
	Common		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	1,148,609,520	$1,148,609	$56,542,256	$(55,718,724)	$1,972,141
Stock based compensation	—	—	360,250	—	360,250
Common stock issued for conversion of convertible note payable and accrued interest	63,727,826	63,728	1,085,943	—	1,149,671
Net Loss	—	—	—	(634,880)	(634,880)
Balance at March 31, 2020	1,212,337,346	$1,212,337	$57,988,449	$(56,353,604)	$2,847,182

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

For the Six Months Ended March 31, 2021

	Common Stock		Additional	Additional Paid-In Capital
	Shares	Amount	Paid-In Capital	Shares to Be Issued	Accumulated Deficit	Total Shareholders’ Equity
Balance at September 30, 2020	1,250,740,346	$1,250,740	$58,728,308	$105,000	$(57,981,672)	$2,102,376
Common Stock issued in settlement of debt interest	17,500,000	17,500	87,500	(105,000)	—	—
Stock based compensation	—	—	32,550	—	—	32,550
Net Loss	—	—	—	—	(1,359,508)	(1,359,508)
Balance at March 31, 2021	1,268,240,346	$1,268,240	$58,848,358	$—	$(59,341,180)	$775,418

For the Six Months Ended March 31, 2020

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2019	1,092,266,844	$1,092,266	$54,160,836	$(55,582,010)	$(328,908)
Cumulative adjustment upon ASC 842 adoption	—	—	—	16,430	16,430
Stock based compensation	—	—	728,091	—	728,091
Common stock issued for conversion of convertible note and accrued interest	81,647,281	81,648	1,616,414	—	1,698,062
Common stock registration costs	—	—	(15,398)	—	(15,398)
Stock issued to extinguish liability	38,423,221	38,423	1,498,506	—	1,536,929
Net Loss	—	—	—	(788,024)	(788,024)
Balance at March 31, 2020	1,212,337,346	$1,212,337	$57,988,449	$(56,353,604)	$2,847,182

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31
	2021	2020
OPERATING ACTIVITIES
Net Loss	$(1,359,508)	$(788,024)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used In) Operating Activities:
Capitalization of Interest Expense	—	(1,125,637)
Depreciation	3,667	3,239
Stock Based Compensation	32,550	354,741
(Gain) Loss on Derivative Financial Instruments	456,915	(1,738,803)
Debt Discount Amortization	53,219	716,179
Loss Recorded to Interest Expense for Issuance of Convertible Notes	—	32,539
(Gain) Loss on Debt Extinguishment	(136,640)	1,598,767
Changes in Operating Assets and Liabilities:
Accounts Receivable	41,364	4,585,554
Prepaid Expenses and Other Current Assets	(111,816)	192,268
Accounts Payable	(189,205)	(2,793,945)
Related Party Payable	—	29,760
Accrued Interest Payable	230,621	409,458
Operating Lease Liabilities	12,503	(18,349)
Net Cash Provided By (Used In) Operating Activities	(966,330)	1,457,747

INVESTING ACTIVITIES
Insurance Proceeds Received	223,650	1,094,812
Equipment Purchases	(2,165)	—
Proceeds from Sale of Pipe	133,108	—
Investments in Oil and Gas Properties	(92,976)	(1,231,994)
Net Cash Provided By (Used In) Investing Activities	261,617	(137,182)

FINANCING ACTIVITIES
Proceeds from Issuance of Convertible Notes Payable	—	435,000
Payments on Notes Payable	(320,527)	(78,926)
Net Cash Provided By (Used In) Financing Activities	(320,527)	356,074

Net Increase (Decrease) in Cash	(1,025,240)	1,676,639
Beginning Cash Balance	3,190,418	1,138,919
Ending Cash Balance	$2,165,178	$2,815,558

Supplemental Schedule of Cash Flow Activities:
Cash Paid for Interest, Net of Amounts Capitalized	$96	$3,568
Non-Cash Financing and Investing Activities:
Prepaid Asset Financed by Note Payable	$—	$220,629
Capital Expenditures in Accounts Payable	$1,959	$266,583
Stock-Based Compensation Capitalized to Oil and Gas properties	$—	$373,350
Accounts Receivable Exchanged for Working Interest in Oil and Natural Gas Properties	$—	$3,629,789
Accrued Expense Extinguished through Issuance of Common Stock	$—	$1,613,775
Common Stock Issued upon Conversion of Convertible Notes Payable and Accrued Interest	$105,000	$1,698,062
Derivative Liability Related to Issued Convertible Note	$—	$433,425
Convertible Debenture Proceeds Retained by Lender to Settle Loan Issuance Costs	$—	$65,000
Accounts Payable Vendor adjustments	$—	$1,685,699

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

March 31, 2021

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

Cash

GulfSlope considers highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2021 and September 30, 2020.

Liquidity / Going Concern

The Company has incurred accumulated losses as of March 31, 2021 of $59.3 million, has negative working capital of $11.7 million and for the six months ended March 31, 2021 generated losses of $1.4 million. Further losses are anticipated in developing our business. As a result, there exists substantial doubt about our ability to continue as a going concern. As of March 31, 2021, we had $2.2 million of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures. The $10.0 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $11.7 million of current principal and accrued interest as of March 31, 2021. The Company plans to finance operations and planned expenditures through the issuance of equity securities, debt financings and farm-out agreements, asset sales or mergers. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all, or that obligations can be extended. If the Company is not successful in obtaining financing or extending obligations, operations would need to be curtailed or ceased, or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable

The Company records an accounts receivable for operations expense reimbursements due from joint interest partners and also from normal operations. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. If the Company determines any account to be uncollectible based on significant delinquency or other factors, the receivable and the underlying asset are assessed for recovery. As of March 31, 2021 and September 30, 2020, there was no allowance for doubtful accounts receivable. Gross accounts receivable was nil and approximately $0.4 million at March 31, 2021 and September 30, 2020, respectively.

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

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the amortization calculation until such time as they are either developed or abandoned. Unproved properties and properties under development are reviewed for impairment at least quarterly and are determined through an evaluation that considers, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. In countries where a reserve base has not yet been established, impairments are charged to earnings. At March 31, 2021, the Company continues to pursue the development of its unproved properties and is actively finalizing the permitting of the Tau No. 2 well. As such, project economics continue to support cost incurred plus future development therefore no impairment is required at March 31, 2021.

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired. Capitalized exploratory well costs remain pending the outcome of exploration activities involving the drilling of the Tau No. 2 well (twin well). Accordingly, these costs are included as suspended well costs at March 31, 2021 and it is expected that a final analysis will be completed in the next twelve months at which time the costs will be transferred to the full cost pool upon final evaluation.

As of March 31, 2021, the Company’s oil and gas properties consisted of unproved properties, wells in process and no proved reserves.

Due to a combination of the COVID-19 pandemic and related pressures on the global supply-demand balance for crude oil and related products, commodity prices have significantly declined in 2020. Despite a strong recovery of prices in 2021, oil and gas operators have reduced exploration budgets and activity. The Company has evaluated the effect of these factors on its business and notes these factors have caused a delay in the plans for the Company’s 2021 drilling program. The Company continues to monitor the economic environment and evaluate the impact on the business.

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

Derivative Financial Instruments

The accounting treatment of derivative financial instruments requires that the Company record certain embedded conversion options and warrants as liabilities at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date with any change in fair value recorded as income or expense. As a result of entering into certain note agreements, for which such instruments contained a variable conversion feature with no floor, the Company had adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments issued after such variable conversion feature instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors, as long as the certain variable convertible instruments exist. During the six months ended March 31, 2021, the variable conversion feature instruments have been extinguished or modified to remove the variable conversion feature. See Note 7.

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

As the Company has incurred losses for the six months ended March 31, 2021 and 2020, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of March 31, 2021 and 2020, there were 298,285,026 and 562,278,498 potentially dilutive shares, respectively.

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

Recently Adopted Accounting Pronouncements

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

In May 2019, the Tau No. 1 well experienced a second underground control of well event and as a result, the Company filed an insurance claim. The claim was related to a subsurface well occurrence that happened during the drilling of the Company‘s Tau No. 1 well on May 5, 2019 at a measured depth of 15,254 feet. The Company subsequently controlled the occurrence and ceased drilling operations and plugs were placed in the well to meet regulatory requirements prior to rig release. Pursuant to the Policy terms and conditions, the Underwriters were obligated to reimburse GulfSlope for qualified actual costs and expenses incurred to (i) regain control of the well, and (ii) restore or re-drill the well to 15,254 feet. Total costs and expenses to regain control of the well were determined to be approximately $4.8 million (net of deductible) for 100% working interest and all of this amount had been received. GulfSlope’s share of this amount was approximately $1.2 million.

On July 27, 2020, the Company entered into a settlement with the Underwriters of the well control events insurance policy for their claims associated with the re-drilling of the Tau No. 1 well. In accordance with the settlement, in lieu of the insurer paying for the redrill of the well and for a complete release of any further liability under the insurance policy, the Company will receive approximately $6.6 million in cash net to its 25% working interest. All of this amount has been received.

As of March 31, 2021, the Company’s oil and natural gas properties consisted of unproved properties, wells in process and no proved reserves. During the six months ended March 31, 2021 and 2020, the Company capitalized approximately nil and $1.1 million of interest expense to oil and natural gas properties, respectively, and approximately $0.03 million and $0.6 million of general and administrative expenses, capitalized to oil and natural gas properties, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into convertible promissory notes whereby it borrowed a total of approximately $8.7 million from John Seitz, the chief executive officer (“CEO“). The notes are due on demand, bear interest at the rate of 5% per annum, and approximately $5.3 million of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of March 31, 2021, the total amount owed to John Seitz is approximately $8.7 million. This amount is included in loans from related parties within the condensed balance sheets. There was approximately $2.7 million of unpaid interest associated with these loans included in accrued interest payable within the balance sheet as of March 31, 2021.

On November 15, 2016, a family member of the CEO entered into a $50,000 convertible promissory note with associated warrants (“Bridge Financing“) under the same terms received by other investors (see Note 6).

Domenica Seitz CPA, related to John Seitz, has provided accounting services to the Company through September 30, 2020 as a consultant and beginning October 2020 as an employee. During the three months ended March 31, 2021 and 2020, the services provided were valued at approximately $19,000 and $15,000, respectively. During the six months ended March 31, 2021 and 2020, the services provided were valued at approximately $38,000 and $30,000, respectively

NOTE 5 – NOTES PAYABLE

The Company’s notes payable consisted of the following as of September 30, 2020 and March 31, 2021.

	September 30, 2020	March 31, 2021
PPP Loan Payable	$100,300	$—
Insurance Note Payable	20,527	—
Total	$120,827	$—

PPP Loan

On April 16, 2020, GulfSlope Energy, Inc. entered into a promissory note (the “Note“) evidencing an unsecured $100,300 loan under the Paycheck Protection Program (the “PPP Loan“). The Paycheck Protection Program was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act“) and is administered by the U.S. Small Business Administration. The PPP Loan was made through Zions Bancorporation, N.A. dba Amegy Bank (the “Lender“). On December 17, 2020, the PPP Loan plus accrued interest of approximately $600 was formally forgiven in full by the U.S. Small Business Administration. The forgiven loan balance and related interest totaling approximately $100,900 was accounted for as a gain on debt extinguishment in the Condensed Statements of Operations for the six months ended March 31, 2021.

Insurance Note Payable

In November 2019, the Company purchased an insurance policy for approximately $241,000 and financed $220,629 of the premium by executing a note payable at an interest rate of 5.6%. The note was paid in full in October 2020. The balance of the note payable was nil and approximately $21,000 at March 31, 2021 and September 30, 2020, respectively. This note is included in the Notes Payable balance in the Condensed Balance Sheet.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

 The Company’s convertible promissory notes consisted of the following as of September 30, 2020 and March 31, 2021.

	September 30, 2020			March 31, 2021
	Notes	Discount	Notes, Net of Discount	Notes	Discount	Notes Net of Discount
Bridge Financing Notes	$227,000	$(11,209)	$215,791	$227,000	$(1,585)	$225,415
June 2019 Convertible Debenture	300,000	(54,178)	245,822	—	—	—
Total	$527,000	$(65,387)	$461,613	$227,000	$(1,585)	$225,415

Bridge Financing Notes

Between June and November 2016, the Company issued eleven convertible promissory notes (“Bridge Financing Notes“) with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000, including $222,000 from related parties. These notes and associated warrants had a maturity of one year (which has been extended at maturity to April 30, 2021), an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. The note balances as of March 31, 2021 and September 30, 2020 were $277,000, with unamortized debt discounts of approximately $2,000 and $6,000, respectively. Debt discount amortization for the three months ended March 31, 2021 and 2020 was approximately $5,000 and $43,000, respectively. Debt discount amortization for the six months ended March 31, 2021 and 2020 was approximately $10,000 and $86,000, respectively. The maturity date related to these notes and associated warrants was extended to April 30, 2022.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s derivative financial instruments that were accounted for at fair value on a recurring basis as of September 30, 2020 and March 31, 2021, respectively:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)		Total Fair Value as of
Derivative Financial Instrument at September 30, 2020	$		$(1,070,551)	$		$(1,070,551)

Derivative Financial Instrument at March 31, 2021		$—	$(972,552)		$—	$(1,481,205)

The change in derivative financial instruments for the six months ended March 31, 2021 is as follows:

September 30, 2020 balance	$(1,070,551)
New derivative instruments issued	—
Derivative instruments extinguished	46,261
Change in fair value	(456,915)
March 31, 2021 balance	$(1,481,205)

Non-recurring fair value assessments include stock-based compensation. The Company recorded stock-based compensation of $32,550 none of which was capitalized to oil and gas properties and $728,091 of which $373,350 was capitalized to oil and gas properties for the six months ended March 31, 2021 and 2020, respectively. This increase in fair value during the six months ended March 31, 2021 was primarily driven by the increase in the per share price and the risk free rate since September 30, 2020.

NOTE 8 – COMMON STOCK/PAID IN CAPITAL

Six Months Ended March 31, 2021

As noted in Note 6, in October 2020 the Company issued approximately 17.5 million common shares with a fair value of approximately $0.1 million that were reflected on the September 30, 2020 balance sheet as additional paid in capital – shares to be issued

Six Months Ended March 31, 2020

As discussed in Note 5, the Company issued 81,647,281 common shares with a fair value of $1,698,062 upon partial conversions of the notes and related accrued interest during the six months ended March 31, 2020. The common shares were valued based upon the closing common share prices on the respective conversion dates.

The Company issued 38,423,221 common shares with a fair value of $1,536,929 to extinguish an accrued expense that totaled $1,613,775 during the six months ended March 31, 2020. The common shares were valued based upon the closing common share price on the date of settlement resulting in a gain on the extinguishment of the obligation of approximately $77,000.

NOTE 9 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using the Black Scholes option pricing model, and is recognized over the vesting period. The Company recognized stock based compensation of $32,550 and $728,091 for the six months ended March 31, 2021 and 2020, respectively. Of the $32,550 of stock compensation expense for the six months ended March 31, 2021 all was recorded as general and administrative expense, and of the $728,091 of stock based compensation recognized for the six months ended March 31, 2020, $373,350 was capitalized to unproved oil and gas properties, with the remainder recorded as general and administrative expense.

During the six months ended March 31, 2019, upon the passing of a member of the management team, the Company modified a stock option grant for three million shares made to said management team member in June 2018 to vest such award immediately. The Company recorded approximately $8,000 in additional compensation expense related to this modification.

The following table summarizes the Company’s stock option activity during the six months ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2020	104,500,000	$0.0604
Granted	41,500,000	—
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2021	146,000,000	$0.0444	4.2
Vested and expected to vest	146,000,000	$0.0444	4.2
Exercisable at March 31, 2021	104,500,000	$0.0604	4.0

As of March 31, 2021, there was approximately $0.1 million of unrecognized stock-based compensation expense.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

In July 2018, the Company entered into a 39 month lease for approximately 5,000 square feet of office space in 4 Houston Center in downtown Houston. Annual base rent is approximately $94,000 for the first 18 months, increasing to approximately $97,000 and $99,000, respectively, during the remaining term of the lease. The Company accounted for this lease as an operating lease in accordance with ASC 842, Leases. At March 31, 2021, the right-of-use asset, net related to this lease is approximately $28,000 and the operating lease liability is approximately $48,000. All remaining payments totaling approximately $50,000 are payable within the current fiscal year.

The Company reached an agreement in August 2018 for the settlement of approximately $1 million in debt owed to a third party. As required under the terms of the settlement, the Company made a payment of approximately $0.16 million in cash and 10 million shares of common stock at such time. The agreement also contained a provision such that upon the sale of the common stock by the holder, if the proceeds received were not sufficient to fully satisfy the original debt balance, additional payment by the Company will be made under a mutually agreed payment plan. If the stock is sold for a gain any surplus in excess of $1.3 million shall be a credit against future purchases. The agreement was determined to meet the definition of a derivative in accordance with ASC 815. At March 31, 2021, there is a derivative financial instrument liability recorded of approximately $0.7 million related to this agreement.

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

Overview

GulfSlope Energy, Inc. is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico federal waters. We are a technically driven company and we use our licensed 2.2 million acres of advanced three-dimensional (“3-D”) seismic data to identify, evaluate, and acquire assets with attractive economic profiles. GulfSlope Energy commenced commercial operations in March 2013. GulfSlope Energy was originally organized as a Utah corporation in 2004 and became a Delaware corporation in 2012. We have focused our operations in the United States Gulf of Mexico because we believe this area provides us with favorable geologic and economic conditions, including multiple reservoir formations, comprehensive geologic databases, extensive infrastructure, relatively favorable royalty regime, and an attractive acquisition market and because our management and technical teams have significant experience and technical expertise in this geologic province. Additionally, we licensed 2.2 million acres of advanced 3-D seismic data, a significant portion of which has been enhanced by new, state-of-the-art reprocessing and noise attenuation techniques including reverse time migration depth imaging. We have used our broad regional seismic database and our reprocessing efforts to generate and high-grade oil and natural gas prospects. The use of our extensive seismic database, coupled with our ability, knowledge, and expertise to effectively reprocess this seismic data, allows us to further optimize our drilling operations and to effectively evaluate acquisition and joint venture opportunities. We consistently assess our prospect inventory in order to deploy capital as efficiently as possible. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns

We have historically operated our business with working capital deficits and these deficits have been funded by equity and debt investments and loans from management. As of March 31, 2021, we had $2.2 million of cash on hand. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures through May 2022. The Company plans to finance operations and planned expenditures through equity and/or debt financings, farm-out agreements, and/or other transactions. There are no assurances that financing will be available with acceptable terms, if at all.

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

Lease and Acquisition Strategy

Our prospect identification and analytical strategy is based on a thorough understanding of the geologic trends within our core area. Exploration efforts have been focused in areas where lease acquisition opportunities have been readily available. We entered into two master 3-D license agreements, together covering approximately 2.2 million acres and we have completed advanced processing on select areas within this licensed seismic area exceeding one million acres. We can expand this coverage and perform further advanced processing, both with currently licensed seismic data and seismic data to be acquired. We have sought to acquire and reprocess the highest resolution data available in the potential prospect’s direct vicinity. This includes advanced imaging information to further our understanding of a particular reservoir’s characteristics, including both trapping mechanics and fluid migration patterns. Reprocessing is accomplished through a series of model building steps that incorporate the geometry of the geology to optimize the final image. Our integration of existing geologic understanding and enhanced seismic processing and interpretation provides us with unique insights and perspectives on existing producing areas and especially underexplored formations below and adjacent to salt bodies that are highly prospective for hydrocarbon production.

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

In addition, actions by the Organization of Petroleum Exporting Countries and other high oil exporting countries like Russia (“OPEC+”) negatively impacted crude oil prices in 2020. These rapid and unprecedented events pushed crude oil storage near capacity and drove prices down significantly. These events have been the primary cause of the significant supply-and-demand imbalance for oil, significantly lowering oil pricing in 2020. Despite a strong recovery of prices in 2021, oil and gas operators have reduced exploration budgets and activity. These factors and others have contributed to the volatility of oil and gas prices and may continue impact prices in future periods. The Company has evaluated the effect of these factors on its business and the Company has determined that these factors will most likely cause a delay in the Company’s 2021 drilling program. The Company continues to monitor the economic environment and evaluate its continuing impact on the business.

President Biden entered office in January 2021 and has made tackling climate change, including the restriction or elimination of future greenhouse gases (“GHGs”), a priority in his administration. The Biden Administration has already adopted several executive orders and is expected to pursue additional orders and pursue legislation, regulations or other regulatory initiatives in support of this regulatory agenda. Notably, the Acting Secretary of the U.S. Department of the Interior issued an order on January 20, 2021, effective immediately, that suspends new oil and gas leases and drilling permits on federal lands and offshore waters, including the OCS for a period of 60 days. Building on this suspension, President Biden issued an executive order on January 27, 2021 that suspends new leasing activities for oil and gas exploration and production on federal lands and offshore waters pending review and reconsideration of federal oil and gas permitting and leasing practices. While these January 20, 2021 and January 27, 2021 orders do not apply to existing leases, the January 27, 2021 order further directs applicable agencies to take measures to eliminate provision of subsidies to the fossil fuel industry, although the term "subsidies" is not defined by the administration. We continue to conduct our operations on our existing leases in the OCS; however, uncertainty on future Biden Administration actions with regards to offshore oil and gas activities on the OCS together with the issuance of any future executive orders or adoption and implementation of laws, rules or initiatives that further restrict, delay or result in cancellation of existing oil and gas activities on the OCS could have a material adverse effect on our business and operations.

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired. The Company is currently evaluating one well for proved reserves and capitalized exploratory well costs remain pending the outcome of exploration activities involving the drilling of the Tau No. 2 well (twin well). Accordingly, these costs are included as suspended well costs at March 31, 2021 and it is expected that a final analysis will be completed in the next twelve months at which time the costs will be transferred to the full cost pool upon final evaluation.

As of March 31, 2021, the Company’s oil and gas properties consisted of wells in process, capitalized exploration and acquisition costs for unproved properties and no proved reserves.

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

There was no revenue during the three months ended March 31, 2021 and 2020. General and administrative expenses were approximately $0.4 million for the three months ended March 31, 2021, compared to approximately $0.4 million for the three months ended March 31, 2020. Net interest expense was approximately $118,000 for the three months ended March 31, 2021 with none capitalized, compared to net interest expense of approximately ($6,000) for the three months ended March 31, 2020 with interest expense of approximately $686,000 net of approximately $9,000 of interest income and approximately $684,000 of interest expense capitalized to unevaluated oil and natural gas properties. Loss on debt extinguishment was nil for the three months ended March 31, 2021 and approximately $0.7 million for the three months ended March 31, 2020. Loss on derivative financial instruments was approximately $0.5 million for the three months ended March 31, 2021 and for the three months ended March 31, 2020 there was a gain of approximately $0.5 million, respectively. This was primarily due to a stock price increase and an increase in the risk free rate for the three months ended March 31, 2021.

Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020

There was no revenue during the six months ended March 31, 2021 and March 31, 2020. General and administrative expenses were approximately $0.8 million for the six months ended March 31, 2021, compared to approximately $0.9 million for the six months ended March 31, 2020. This decrease is primarily due to a decrease in professional fees and stock compensation fpr the six months ended March 31, 2021. Interest expense was approximately $280,000 for the six months ended March 31, 2021 with none allocated to capitalized interest and approximately $15,000 for the six months ended March 31, 2020, with interest expense of approximately $1.162 million net of interest income of approximately $21,000 and capitalized interest of approximately $1.125 million. Gain on debt extinguishment was approximately $0.1 million for the six months ended March 31, 2021 compared to a loss on debt extinguishment of approximately $1.6 million for the six months ended March 31, 2020. Loss on derivative financial instrument was approximately $0.5 million for the six months ended March 31, 2021 compared to gain on derivative financial instrument of approximately $1.7 million for the six months ended March 31, 2020. This was primarily due to a stock price increase and an increase in the risk free rate for the six months ended March 31, 2021.

Liquidity and Capital Resources

The Company has incurred accumulated losses for the period from inception to March 31, 2021, of approximately $59.3 million, and has a negative working capital of $11.7 million. For the six months ended March 31, 2021, the Company has generated losses of approximately $1.4 million and net cash used in operations of approximately $1.0 million. As of March 31, 2021, there was $2.2 million of cash on hand. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through May 2022. The $10 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations and accrued interest, which amounted to approximately $11.7 million as of March 31, 2021. The Company plans to finance operations and planned expenditures through the issuance of equity securities, debt financings, farm-out agreements, mergers or other transactions. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended March 31, 2021, the Company had approximately $1.0 million of net cash used in operating activities, compared with approximately $1.5 million of net cash provided by operating activities for the six months ended March 31, 2020. For the six months ended March 31, 2021, approximately $0.3 million of cash was provided by investing activities compared with approximately $0.1 million of cash used in investing activities for the six months ended March 31, 2020. For the six months ended March 31, 2021, the Company used approximately $0.3 million of cash in financing activities in payment of notes payable, compared with approximately $0.4 million received in financing activities for the six months ended March 31, 2020, these amounts are from loan proceeds of approximately $0.4 million received from the issuance of Convertible Notes Payable during the six months ended March 31, 2020.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading Part I, Item 1A. “Risk Factors” included in our September 30, 2020 Annual Report, filed with the SEC on December 29, 2020, and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Additional risks and uncertainties resulting from recent political and regulatory developments are described below.

The recent election of President Biden and changes in U.S. Congress may result in significant legislative and regulatory changes that could adversely affect our results of operations, and our ability to implement our business strategy.

Recently elected President Biden has indicated that his administration will pursue regulatory initiatives, executive actions and legislation in support of his regulatory and political agenda, which includes the reduction in dependence on, and use of, fossil fuels and curtailment of hydraulic fracturing on federal lands in response to climate change and other environmental risks. Our operations in the Gulf of Mexico require permits from federal and state governmental agencies in order to perform drilling and completion activities and conduct other regulated activities. Under certain circumstances, U.S. federal agencies may refuse to approve new leases for hydrocarbon exploration and development on federal lands and waters and may refuse to grant or delay approvals required for development of existing leases on such lands and waters. To the extent that our operations in federal waters are restricted, delayed for varying lengths of time or cancelled, such developments could have a material adverse effect on our results of operations, our ability to replace reserves and the ability to implement our business strategy.

We may be unable to provide the financial assurances in the amounts and under the time periods required by the BOEM to cover our future decommissioning obligations. If in the future the BOEM issues orders to provide additional financial assurances and we fail to comply with such future orders, the BOEM could elect to take actions that would materially adversely impact our operations and our properties, including commencing proceedings to suspend our operations or cancel our federal offshore leases.

The BOEM requires that lessees demonstrate financial strength and reliability according to its regulations and provide acceptable financial assurances to assure satisfaction of lease obligations, including decommissioning activities on the OCS. The BOEM under the Obama Administration had sought to implement more stringent and costly standards under the existing federal financial assurance requirements through issuance and implementation of NTL #2016-N01, but former President Trump’s Administration first paused, and then in 2020 rescinded, the implementation of this NTL while the BOEM issued a proposed rulemaking in October 2020 to amend its financial assurance program. The BOEM under the Biden Administration may in the future reconsider offshore financial assurance requirements, including the rescinded NTL #2016-N01 and the October 2020 proposed rule, and adopt and implement more stringent requirements. Moreover, the BOEM could make demands for additional financial assurances covering our obligations under our properties, which could exceed the Company’s capabilities to provide. If we fail to comply with such future orders, the BOEM could commence enforcement proceedings or take other remedial action, including assessing civil penalties, suspending operations or production, or initiating procedures to cancel leases, which, if upheld, would have a material adverse effect on our business, properties, results of operations and financial condition.

Additional drilling laws, regulations and other restrictions, delays and other offshore-related developments in the Gulf of Mexico may have a material adverse effect on our business, financial condition, or results of operations.

President Biden and one or more of the agencies under his administration has issued orders temporarily suspending leasing or permitting of oil and natural gas activities on federal lands and waters, including the OCS, and his administration is expected to pursue additional orders, legislation and regulatory initiatives regarding deep water leasing, permitting or drilling that could result in more stringent or costly restrictions, delays or cancellations to our operations as well as those of similarly situated offshore energy companies on the OCS. The BSEE and the BOEM have over the past decade, primarily under the Obama Administration, imposed more stringent permitting procedures and regulatory safety and performance requirements with respect to new wells drilled in federal waters. While, in recent years under the Trump Administration, there have been actions by BSEE or BOEM seeking to mitigate or delay certain of those more rigorous standards, we expect that the Biden Administration may reconsider rules and regulatory initiatives implemented under the Trump Administration. Compliance with any added and more stringent regulatory requirements and with existing environmental and spill regulations, together with uncertainties or inconsistencies in decisions and rulings by governmental agencies and delays in the processing and approval of drilling permits and exploration, development, oil spill response and decommissioning plans and possible additional regulatory initiatives could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts. Moreover, these governmental agencies under the Biden Administration are expected to continue to evaluate aspects of safety and operational performance in the United States Gulf of Mexico that could result in new, more restrictive requirements. For example, under the Trump Administration, BSEE reviewed and delayed or revised certain offshore regulations implemented during the Obama Administration with respect to the imposition of rigorous standards relating to well control. In light of the statements made by President Biden, there exists a significant risk that these Obama-era regulations, or additional, more stringent regulations impacting our business, properties and results of operations could be reimplemented or adopted during the Biden Administration.

These regulatory actions, or any new rules, regulations, or legal initiatives or controls that impose increased costs or more stringent operational standards could delay or disrupt our operations, result in increased supplemental bonding and costs and limit activities in certain areas, or cause us to incur penalties, fines, or result in the suspension or cancellation of leases. Also, if material spill incidents were to occur in the future, the United States could elect to issue directives to temporarily cease drilling activities and, in any event, issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and development, any of which could have a material adverse effect on our business. We cannot predict with any certainty the full impact of any new laws or regulations on our drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations.

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

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	05/17/2021	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	05/17/2021	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer