Form 10-Q
period 2021-06-30
GULFSLOPE ENERGY, INC.
filed 2021-08-13
CIK 1341726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, on August 13, 2021, was 1,268,240,346.

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

PART I – FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

GulfSlope Energy, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2021	September 30, 2020
Assets
Current Assets
Cash	$1,839,886	$3,190,418
Accounts Receivable	—	366,173
Prepaid Expenses and Other Current Assets	118,705	84,129
Total Current Assets	1,958,591	3,640,720
Property and Equipment, net	2,887	6,347
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	12,510,329	12,372,853
Operating Lease Right of Use Asset	14,473	54,768
Total Non-Current Assets	12,527,689	12,433,968
Total Assets	$14,486,280	$16,074,688
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$70,795	$228,892
Related Party Payable	417,983	417,984
Accrued Interest Payable	2,961,156	2,616,008
Accrued Expenses and Other Payables	268,863	268,863
Loans from Related Parties	8,725,500	8,725,500
Notes Payable	—	120,827
Convertible Notes Payable, net of Debt Discount	154,819	461,613
Derivative Financial Instruments	1,332,229	1,070,551
Current Portion of Operating Lease Liability	24,378	62,074
Total Current Liabilities	13,955,723	13,972,312
Total Liabilities	13,955,723	13,972,312
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000,000 shares; issued and outstanding 1,268,240,346 and 1,250,740,346 as of June 30, 2021 and September 30, 2020, respectively	1,268,240	1,250,740
Additional Paid-in-Capital	58,967,810	58,728,308
Additional Paid-in Capital – Shares to Be Issued	—	105,000
Accumulated Deficit	(59,705,493)	(57,981,672)
Total Stockholders’ Equity	530,557	2,102,376
Total Liabilities and Stockholders’ Equity	$14,486,280	$16,074,688

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—
Impairment of Oil and Natural Gas Properties	—	2,124,885	—	2,124,885
General and Administrative Expenses	381,794	325,697	1,137,848	1,238,940
Net Loss from Operations	(381,794)	(2,450,582)	(1,137,848)	(3,363,825)
Other Income/(Expenses):
Interest Expense, net	(131,495)	(1,108)	(414,674)	(15,927)
Gain (Loss) on Debt Extinguishment	—	(18,269)	136,640	(1,617,036)
Gain (Loss) on Derivative Financial Instrument	148,976	(235,412)	(307,939)	1,503,392
Net Loss Before Income Taxes	(364,313)	(2,705,371)	(1,723,821)	(3,493,396)
Provision for Income Taxes	—	—	—	—
Net Loss	$(364,313)	$(2,705,371)	$(1,723,821)	$(3,493,396)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	1,268,240,346	1,233,094,593	1,267,663,423	1,162,730,812

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

For the Three Months Ended June 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2021	1,268,240,346	$1,268,240	$58,848,358	$(59,341,180)	$775,418
Stock based compensation	—	—	32,550	—	32,550
Warrants issued for debt extension	—	—	86,902	—	86,902
Net Loss	—	—	—	(364,313)	(364,313)
Balance at June 30, 2021	1,268,240,346	$1,268,240	$58,967,810	$(59,705,493)	$530,557

For the Three Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	1,212,337,346	$1,212,337	$57,988,449	$(56,353,604)	$2,847,182
Stock based compensation	—	—	240,166	—	240,166
Warrants issued for debt extension	—	—	19,300	—	19,300
Common stock issued for conversion of convertible note payable and accrued interest	23,910,247	23,910	358,654	—	382,564
Net Loss	—	—	—	(2,705,371)	(2,705,371)
Balance at June 30, 2020	1,236,247,593	$1,236,247	$58,606,569	$(59,058,975)	$783,841

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

For the Nine Months Ended June 30, 2021

	Common Stock		Additional Paid-In	Additional Paid-In Capital Shares	Accumulated	Total Stockholders’
	Shares	Amount	Capital	to Be Issued	Deficit	Equity
Balance at September 30, 2020	1,250,740,346	$1,250,740	$58,728,308	$105,000	$(57,981,672)	$2,102,376
Common Stock issued in settlement of debt interest	17,500,000	17,500	87,500	(105,000)	—	—
Stock based compensation	—	—	65,100	—	—	65,100
Warrants issued for debt extension	—	—	86,902	—		86,902
Net Loss	—	—	—	—	(1,723,821)	(1,723,821)
Balance at June 30, 2021	1,268,240,346	$1,268,240	$58,967,810	$—	$(59,705,493)	$530,557

For the Nine Months Ended June 30, 2020

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity(Deficit)
Balance at September 30, 2019	1,092,266,844	$1,092,266	$54,160,836	$(55,582,010)	$(328,908)
Cumulative adjustment upon ASC 842 adoption	—	—	—	16,431	16,431
Stock based compensation	—	—	968,257	—	968,257
Warrants issued for debt extension	—	—	19,300	—	19,300
Common stock issued for conversion of convertible note and accrued interest	105,557,528	105,558	1,975,068	—	2,080,626
Common stock registration costs	—	—	(15,398)	—	(15,398)
Stock issued to extinguish liability	38,423,221	38,423	1,498,506	—	1,536,929
Net Loss	—	—	—	(3,493,396)	(3,493,396)
Balance at June 30, 2020	1,236,247,593	$1,236,247	$58,606,569	$(59,058,975)	$783,841

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30
	2021	2020
OPERATING ACTIVITIES
Net Loss	$(1,723,821)	$(3,493,396)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Impairment of Oil and Natural Gas Properties	—	2,124,885
Capitalization of Interest Expense	—	(2,345,278)
Depreciation	5,625	4,944
Stock Based Compensation	65,100	470,457
(Gain) Loss on Derivative Financial Instruments	307,939	(1,503,392)
Debt Discount Amortization	69,525	1,690,260
Loss Recorded to Interest Expense for Issuance of Convertible Notes	—	32,539
(Gain) Loss on Debt Extinguishment	(136,640)	1,617,036
Changes in Operating Assets and Liabilities:
Accounts Receivable	37,232	4,261,064
Prepaid Expenses and Other Current Assets	(34,576)	255,054
Accounts Payable	(187,239)	(3,855,582)
Related Party Payable	—	44,640
Accrued Interest Payable	345,810	604,951
Operating Lease Liabilities	2,598	(27,834)
Net Cash Used In Operating Activities	(1,248,447)	(119,652)

INVESTING ACTIVITIES
Insurance Proceeds Received	223,650	1,190,469
Purchases of Property and Equipment	(2,165)	—
Proceeds from Disposal of Property and Equipment	133,108	—
Investments in Oil and Gas Properties	(136,151)	(1,546,210)
Net Cash Provided By (Used In) Investing Activities	218,442	(355,741)

FINANCING ACTIVITIES
Proceeds from Issuance of Convertible Notes Payable	—	535,300
Payments on Notes Payable	(320,527)	(139,089)
Net Cash Provided By (Used In) Financing Activities	(320,527)	396,211

Net Decrease in Cash	(1,350,532)	(79,182)
Beginning Cash Balance	3,190,418	1,138,919
Ending Cash Balance	$1,839,886	$1,059,737

Supplemental Schedule of Cash Flow Activities:
Cash Paid for Interest, Net of Amounts Capitalized	$424	$5,272
Non-Cash Financing and Investing Activities:
Prepaid Asset Financed by Note Payable	$—	$220,629
Capital Expenditures in Accounts Payable	$1,324	$480,998
Stock-Based Compensation Capitalized to Oil and Gas properties	$—	$497,800
Accounts Receivable Exchanged for Working Interest in Oil and Natural Gas Properties	$—	$3,629,789
Accrued Expense Extinguished through Issuance of Common Stock	$—	$1,613,775
Common Stock Issued upon Conversion of Convertible Notes Payable and Accrued Interest	$105,000	$2,080,626
Derivative Liability Related to Issued Convertible Note	$—	$433,425
Warrants issued to Extend Maturity of Debt Instrument	$86,902	$19,300
Reduction of Oil and Natural Gas Properties Due to Credits Received	$—	$2,053,195
Accounts Receivable Recovery Through Credits Received	$—	$3,906,972

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

June 30, 2021

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company” or “GulfSlope”) is an independent oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana. The Company currently has under lease three federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio“ or “leases”) and licensed three-dimensional (3-D) seismic data across its area of concentration.

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

Cash

GulfSlope considers highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2021 and September 30, 2020.

Liquidity / Going Concern

The Company has incurred accumulated losses as of June 30, 2021 of $59.7 million, has negative working capital of $12.0 million and for the nine months ended June 30, 2021 generated losses of $1.7 million. Further losses are anticipated in developing our business. As a result, there exists substantial doubt about our ability to continue as a going concern. As of June 30, 2021, we had $1.8 million of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures. The $10.0 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $11.9 million of current principal and accrued interest as of June 30, 2021. The Company plans to finance operations and planned expenditures through the issuance of equity securities, debt financings and farm-out agreements, asset sales or mergers. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all, or that obligations can be extended. If the Company is not successful in obtaining financing or extending obligations, operations would need to be curtailed or ceased, or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable

The Company records accounts receivable for the sale of crude oil, NGL, and natural gas production, and joint interest billings to our partners for their share of expenses on joint venture properties for which we are the operator. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. If the Company determines any account to be uncollectible based on significant delinquency or other factors, the receivable and the underlying asset are assessed for recovery. As of June 30, 2021 and September 30, 2020, there was no allowance for doubtful accounts receivable. Gross accounts receivable was nil and approximately $0.4 million at June 30, 2021 and September 30, 2020, respectively.

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

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the amortization calculation until such time as they are either developed or abandoned. Unproved properties and properties under development are reviewed for impairment at least quarterly and are determined through an evaluation that considers, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. In countries where a reserve base has not yet been established, impairments are charged to earnings. At June 30, 2021, the Company continues to pursue the development of its unproved properties and is actively finalizing the permitting of the Tau No. 2 well. As such, project economics continue to support cost incurred plus future development therefore no impairment is required at June 30, 2021.

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired. Capitalized exploratory well costs remain pending the outcome of exploration activities involving the drilling of the Tau No. 2 well (twin well). Accordingly, these costs are included as suspended well costs at June 30, 2021 and it is expected that a final analysis will be completed upon the drilling of the Tau No. 2 well or within the next twelve months at which time the costs will be transferred to the full cost pool upon final evaluation.

As of June 30, 2021, the Company’s oil and gas properties consisted of unproved properties, wells in process and no proved reserves.

Due to a combination of the COVID-19 pandemic and related pressures on the global supply-demand balance for crude oil and related products, commodity prices significantly declined in 2020. Despite a strong recovery of prices in 2021, oil and gas operators have reduced exploration budgets and activity. The Company has evaluated the effect of these factors on its business and notes these factors have caused a delay in the plans for the Company’s 2021 drilling program. The Company continues to monitor the economic environment and evaluate the impact on the business.

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

Derivative Financial Instruments

The accounting treatment for derivative financial instruments requires that the Company record certain embedded features and warrants as liabilities at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date with any change in fair value recorded as income or expense. The Company evaluates each warrant and embedded feature to discern whether derivative accounting is required. As of June 30, 2021, the Company accounts for certain warrants and a make whole provision as derivative liabilities.

Prior to November 19, 2020, the Company had a certain note payable which contained a variable conversion feature with no floor, and accordingly, the Company had adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all stock-based instruments issued after such note payable was issued and prior to it being extinguished were classified as derivative liabilities with the exception of instruments related to share-based compensation issued to employees or directors. Such sequencing policy ceased upon the extinguishment of the note payable on November 19, 2020.

Basic and Dilutive Earnings Per Share

Basic income (loss) per share (“EPS”) is computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding for the period (denominator). Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants, and convertible notes payable. The number of potential common shares outstanding relating to stock options and warrants, is computed using the treasury stock method. The number of potential common shares related to convertible notes payable is determined using the if-converted method.

As the Company has incurred losses for the three and nine months ended June 30, 2021 and 2020, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of June 30, 2021 and 2020, there were 299,064,844 and 586,722,166 potentially dilutive shares, respectively.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, and in March 2019, the FASB issued ASU No. 2019-01, “Leases: Codification Improvements”, which updated the accounting guidance related to leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. They also clarify implementation issues. These updates are effective for public companies for annual periods beginning after December 15, 2018, including interim periods therein. Accordingly, the standard was adopted by the Company on October 1, 2019. The standard was applied utilizing a modified retrospective approach and is reflected in these financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this new standard effective October 1, 2019, with no material impact to stock compensation issued to non-employees.

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

The Company, as the operator of two wells drilled in the Gulf of Mexico, has incurred tangible and intangible drilling costs for the wells in process and has billed its working interest partners for their respective share of the drilling costs to date. The intangible drilling and all other costs related to the first well have been impaired. The second well, Tau No 1, was drilled to a measured depth of 15,254 feet, as compared to the originally permitted 29,857 foot measured depth. Producible hydrocarbon zones were not established to that depth, but hydrocarbon shows were encountered. Complex geomechanical conditions required two by-pass wellbores, one sidetrack wellbore, and eight casing strings to reach that depth. Equipment limitations prevented further drilling. In addition, the drilling rig had contractual obligations related to another operator. The Company elected to plug this well in a manner that would allow for re-entry at a later time. The Company plans to re-drill this prospect within the next twelve months, however, the impact of the COVID-19 pandemic on offshore operations is still under mitigation by operators and will influence the potential timing of a re-drill. The Company plans to finance operations and planned expenditures through equity and/or debt financings, farm-out agreements, and/or other transactions.

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

In May 2019, the Tau No. 1 well experienced a second underground control of well event and as a result, the Company filed an insurance claim. The claim was related to a subsurface well occurrence that happened during the drilling of the Company’s Tau No. 1 well on May 5, 2019 at a measured depth of 15,254 feet. The Company subsequently controlled the occurrence and ceased drilling operations and plugs were placed in the well to meet regulatory requirements prior to rig release. Pursuant to the Policy terms and conditions, the Underwriters were obligated to reimburse GulfSlope for qualified actual costs and expenses incurred to (i) regain control of the well, and (ii) restore or re-drill the well to 15,254 feet. Total costs and expenses to regain control of the well were determined to be approximately $4.8 million (net of deductible) for 100% working interest and all of this amount has been received. GulfSlope’s share of this amount was approximately $1.2 million.

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

As of June 30, 2021, the Company’s oil and natural gas properties consisted of unproved properties, wells in process and no proved reserves. During the three months ended June 30, 2021 and 2020, the Company capitalized nil and approximately $1.2 million of interest expense to oil and natural gas properties, respectively, and approximately $0.04 million and $0.3 million of general and administrative expenses, capitalized to oil and natural gas properties, respectively. During the nine months ended June 30, 2021 and 2020, the Company capitalized nil and approximately $2.3 million of interest expense to oil and natural gas properties, respectively, and approximately $0.1 million and $0.7 million of general and administrative expenses, capitalized to oil and natural gas properties, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into convertible promissory notes whereby it borrowed a total of approximately $8.7 million from John Seitz, the chief executive officer (“CEO”). The notes are due on demand, bear interest at the rate of 5% per annum, and approximately $5.3 million of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of June 30, 2021, the total amount owed to John Seitz is approximately $8.7 million. This amount is included in loans from related parties within the condensed balance sheets. There was approximately $2.9 million of unpaid interest associated with these loans included in accrued interest payable within the balance sheet as of June 30, 2021.

On November 15, 2016, a family member of the CEO entered into a $50,000 convertible promissory note with associated warrants (“Bridge Financing”) under the same terms received by other investors (see Note 6).

Domenica Seitz CPA, related to John Seitz, has provided accounting services to the Company through September 30, 2020, as a consultant and beginning October 2020 as an employee. During the three months ended June 30, 2021 and 2020, the services provided were valued at approximately $19,000 and $15,000, respectively. During the nine months ended June 30, 2021 and 2020, the services provided were valued at approximately $56,000 and $45,000, respectively.

NOTE 5 – NOTES PAYABLE

The Company’s notes payable consisted of the following as of September 30, 2020 and June 30, 2021.

	September 30, 2020	June 30, 2021
PPP Loan Payable	$100,300	$—
Insurance Note Payable	20,527	—
Total	$120,827	$—

PPP Loan

On April 16, 2020, GulfSlope Energy, Inc. entered into a promissory note (the “Note”) evidencing an unsecured $100,300 loan under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The PPP Loan was made through Zions Bancorporation, N.A. dba Amegy Bank (the “Lender”). On December 17, 2020, the PPP Loan plus accrued interest of approximately $600 was formally forgiven in full by the U.S. Small Business Administration. The forgiven loan balance and related interest totaling approximately $100,900 was accounted for as a gain on debt extinguishment in the Condensed Statements of Operations for the nine months ended June 30, 2021.

Insurance Note Payable

In November 2019, the Company purchased an insurance policy for approximately $241,000 and financed $220,629 of the premium by executing a note payable at an interest rate of 5.6%. The note was paid in full in October 2020. The balance of the note payable was nil and approximately $21,000 on June 30, 2021 and September 30, 2020, respectively. This note is included in the Notes Payable balance in the Condensed Balance Sheet.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

 The Company’s convertible promissory notes consisted of the following as of September 30, 2020, and June 30, 2021.

	September 30, 2020			June 30, 2021
	Notes	Discount	Notes, Net of Discount	Notes	Discount	Notes Net of Discount
Bridge Financing Notes	$227,000	$(11,209)	$215,791	$227,000	$(72,181)	$154,819
Bridge Financing Note to Related Party included in Loans from Related Parties	50,000	—	50,000	50,000	—	50,000
June 2019 Convertible Debenture	300,000	(54,178)	245,822	—	—	—
Total	$577,000	$(65,387)	$511,613	$277,000	$(72,181)	$204,819

Bridge Financing Notes

Between June and November 2016, the Company issued eleven convertible promissory notes (“Bridge Financing Notes”) with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000, including $222,000 from related parties. These notes and associated warrants had a maturity of one year (which has been extended at maturity to April 30, 2022), an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. The note balances, as of June 30, 2021 and September 30, 2020, were $277,000, with unamortized debt discounts of approximately $72,000 and $11,000, respectively. Debt discount amortization for the three months ended June 30, 2021 and 2020 was approximately $16,000 and $17,000, respectively. Debt discount amortization for the nine months ended June 30, 2021 and 2020 was approximately $26,000 and $103,000, respectively. In consideration for the extension of the notes, the Company extended the term of the related warrants until April 30, 2022, and recognized approximately $87,000 of additional debt discount which represented the incremental value of the modified warrants over the pre-modification warrants.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s derivative financial instruments that were accounted for at fair value on a recurring basis as of September 30, 2020, and June 30, 2021, respectively:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value as of
Derivative Financial Instrument at September 30, 2020	$—	$(1,070,551)	$—	$(1,070,551)

Derivative Financial Instrument at June 30, 2021	$—	$(1,332,229)	$—	$(1,332,229)

The change in derivative financial instruments for the nine months ended June 30, 2021 is as follows:

September 30, 2020 balance	$(1,070,551)
New derivative instruments issued	—
Derivative instruments extinguished	46,261
Change in fair value	(307,939)
June 30, 2021 balance	$(1,332,229)

Non-recurring fair value assessments include oil and natural gas impairments and stock-based compensation. During the nine months ended June 30, 2021 and 2020, the Company recorded an impairment charge of nil and approximately $2,125,000, and stock-based compensation of approximately $65,000 none of which was capitalized to oil and gas properties and approximately $968,000 of which approximately $498,000 was capitalized to oil and gas properties, respectively.

NOTE 8 – COMMON STOCK/PAID IN CAPITAL

Nine Months Ended June 30, 2021

In October 2020, the Company issued approximately 17.5 million common shares with a fair value of approximately $0.1 million that were reflected on the September 30, 2020 balance sheet as additional paid in capital – shares to be issued.

Nine Months Ended June 30, 2020

The Company issued approximately 106 million common shares with a fair value of approximately $2.1 million upon partial conversions of the notes and related accrued interest during the nine months ended June 30, 2020. The common shares were valued based upon the closing common share prices on the respective conversion dates.

The Company issued 38,423,221 common shares with a fair value of $1,536,929 to extinguish an accrued expense that totaled $1,613,775 during the nine months ended June 30, 2020. The common shares were valued based upon the closing common share price on the date of settlement resulting in a gain on the extinguishment of the obligation of approximately $77,000.

NOTE 9 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using the Black Scholes option pricing model, and is recognized over the vesting period. The Company recognized stock-based compensation of approximately $65,000 and $961,000 for the nine months ended June 30, 2021 and 2020, respectively. Of the $65,000 of stock compensation expense for the nine months ended June 30, 2021, all was recorded as general and administrative expense, and of the approximately $961,000 of stock-based compensation recognized for the nine months ended June 30, 2020, approximately $498,000 was capitalized to unproved oil and gas properties, with the remainder recorded as general and administrative expense.

During the nine months ended June 30, 2020, upon the passing of a member of the management team, the Company modified a stock option grant for three million shares made to said management team member in June 2018 to vest such award immediately. The Company recorded approximately $8,000 in additional compensation expense related to this modification.

The following table summarizes the Company’s stock option activity during the nine months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2020	104,500,000	$0.0604	4.5
Granted	41,500,000	0.004	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at June 30, 2021	146,000,000	$0.0444	4.0
Vested and expected to vest	146,000,000	$0.0444	4.0
Exercisable at June 30, 2021	104,500,000	$0.0604	3.8

As of June 30, 2021, there was approximately $0.06 million of unrecognized stock-based compensation expense.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

In July 2018, the Company entered into a 39-month lease for approximately 5,000 square feet of office space in 4 Houston Center in downtown Houston. Annual base rent is approximately $94,000 for the first 18 months, increasing to approximately $97,000 and $99,000, respectively, during the remaining term of the lease. The Company accounted for this lease as an operating lease in accordance with ASC 842, Leases. As of June 30, 2021, the right-of-use asset, net related to this lease is approximately $14,000 and the operating lease liability is approximately $24,000. All remaining payments totaling approximately $25,000 are payable within the current fiscal year.

The Company reached an agreement in August 2018 for the settlement of approximately $1 million in debt owed to a third party. As required under the terms of the settlement, the Company made a payment of approximately $0.16 million in cash and 10 million shares of common stock at such time. The agreement also contained a provision such that upon the sale of the common stock by the holder, if the proceeds received were not sufficient to fully satisfy the original debt balance, additional payment by the Company will be made under a mutually agreed payment plan. If the stock is sold for a gain any surplus in excess of $1.3 million shall be a credit against future purchases. The agreement was determined to meet the definition of a derivative in accordance with ASC 815. As of June 30, 2021, there is a derivative financial instrument liability recorded of approximately $0.7 million related to this agreement.

NOTE 11 – SUBSEQUENT EVENTS

The Company’s office lease has been extended for 12 months with either party able to cancel by providing a 30-day notice.

The Company completed a review and analysis of all events that occurred after the condensed balance sheet date to determine if any such events must be reported and has determined that there are no other subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the notes to those financial statements included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, such as those statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Known material risks that may affect our financial condition and results of operations are discussed in Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended September 30, 2020, and this Quarterly Report on Form 10-Q, Part II, Item 1A, Risk Factors, and may be discussed or updated from time to time in subsequent reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We assume no obligation, nor do we intend to update these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “GulfSlope” “we,” “us,” “our” and the “Company” refer to GulfSlope Energy, Inc.

Overview

GulfSlope Energy, Inc. is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico federal waters. We are a technically driven company, and we use our licensed 2.2 million acres of advanced three-dimensional (“3-D”) seismic data to identify, evaluate, and acquire assets with attractive economic profiles. GulfSlope Energy commenced commercial operations in March 2013. GulfSlope Energy was originally organized as a Utah corporation in 2004 and became a Delaware corporation in 2012. We have focused our operations on the United States Gulf of Mexico because we believe this area provides us with favorable geologic and economic conditions, including multiple reservoir formations, comprehensive geologic databases, extensive infrastructure, relatively favorable royalty regime, and an attractive acquisition market and because our management and technical teams have significant experience and technical expertise in this geologic province. Additionally, we licensed 2.2 million acres of advanced 3-D seismic data, a significant portion of which has been enhanced by new, state-of-the-art reprocessing and noise attenuation techniques including reverse time migration depth imaging. We have used our broad regional seismic database and our reprocessing efforts to generate and high-grade oil and natural gas prospects. The use of our extensive seismic database, coupled with our ability, knowledge, and expertise to effectively reprocess this seismic data, allows us to further optimize our drilling operations and to effectively evaluate acquisition and joint venture opportunities. We consistently assess our prospect inventory in order to deploy capital as efficiently as possible. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns.

We have historically operated our business with working capital deficits and these deficits have been funded by equity and debt investments and loans from management. As of June 30, 2021, we had $1.8 million of cash on hand. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures through August 2022. The Company plans to finance operations and planned expenditures through equity and/or debt financings, farm-out agreements, and/or other transactions. There are no assurances that financing will be available with acceptable terms, if at all.

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

Modern 3-D seismic datasets with acquisition parameters that are optimal for improved imaging at multiple depths are readily available in many of these sub-basins across our core area and can be licensed on commercially reasonable terms. The application of state-of-the-art seismic imaging technology is necessary to optimize delineation of prospective structures and to detect the presence of hydrocarbon-charged reservoirs below many complex salt bodies. An example of such a seismic technology is reverse time migration, which we believe to be the most accurate, fastest, and yet affordable, seismic imaging technology for critical depth imaging available today.

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

We currently hold three leases, and we are evaluating the acquisition of additional leases in our core area. Our original leases have a five-year primary term, expiring in 2022, 2023 and 2025. Drilling the Tau No. 2 well will extend the terms of the lease that is set to expire in 2022. BOEM’s regulatory framework provides multiple options for leaseholders to apply to receive extensions of lease terms under specified conditions. GulfSlope is exploring all options contained in BOEM’s regulatory framework to extend the terms of the leases. Additional prospective acreage can be obtained through lease sales, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic licensing, acquisition, processing, and/or interpretation may become highly advantageous, in order to more precisely define the most optimal drillable location(s), particularly for development of discoveries.

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

Drilling and other Exploratory and Development Strategies

Our plan has been to partner with other entities which could include oil and gas companies and/or financial investors. Our goal is to diversify risk and minimize capital exposure to exploration drilling costs. We expect a portion of our exploration costs to be paid by our partners through these transactions, in return for our previous investment in prospect generation and delivery of an identified prospect on acreage we control. Such arrangements are a commonly accepted industry method of proportionately recouping pre-drill cost outlays for seismic, land, and associated interpretation expenses. We cannot assure you, however, that we will be able to enter into any such arrangements on satisfactory terms. In any drilling, we expect that our retained working interest will be adjusted based upon factors such as geologic risk and well cost. Early monetization of a discovered asset or a portion of a discovered asset is an option for the Company as a means to fund development of additional exploration projects, as an alternative to potential equity or debt offerings. However, if a reasonable value were not received from the market at the discovery stage, then we may elect to retain (subject to lease terms) the discovery asset undeveloped, until a reasonable offer is received in line with our perceived market value, or we may elect to seek development partners on a promoted basis in order to substantially reduce capital development requirements.

Outlook

In the first quarter of 2020, the COVID-19 outbreak spread quickly across the globe. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, such as stay-at-home orders, closures of restaurants and banning of group gatherings have resulted in a severe drop in general economic activity, as well as a corresponding decrease in global energy demand. Additionally, the risks associated with COVID-19 have impacted our workforce and the way we meet our business objectives. Due to concerns over health and safety, we have asked most of our corporate workforce to work remotely as we begin to plan a process to phase employees to return to the office. Working remotely has not significantly impacted our ability to maintain our operations or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of these measures.

In addition, actions by the Organization of Petroleum Exporting Countries and other high oil exporting countries like Russia (“OPEC+”) negatively impacted crude oil prices in 2020. These rapid and unprecedented events pushed crude oil storage near capacity and drove prices down significantly. These events have been the primary cause of the significant supply-and-demand imbalance for oil, significantly lowering oil pricing in 2020. Despite a strong recovery of prices in 2021, oil and gas operators have reduced exploration budgets and activity. These factors and others have contributed to the volatility of oil and gas prices and may continue to impact prices in future periods. The Company has evaluated the effect of these factors on its business and the Company has determined that these factors could cause a delay in the Company’s 2021 drilling program. The Company continues to monitor the economic environment and evaluate its continuing impact on the business.

President Biden entered office in January 2021 and has made tackling climate change, including the restriction or elimination of future greenhouse gases (“GHGs”), a priority in his administration. The Biden Administration has already adopted several executive orders and is expected to pursue additional orders, legislation, regulations or other regulatory initiatives in support of this agenda. Notably, the Acting Secretary of the U.S. Department of the Interior issued an order on January 20, 2021, effective immediately, that suspends new oil and gas leases and drilling permits on federal lands and offshore waters, including the OCS for a period of 60 days. Building on this suspension, President Biden issued an executive order on January 27, 2021 that suspends new leasing activities for oil and gas exploration and production on federal lands and offshore waters pending review and reconsideration of federal oil and gas permitting and leasing practices. Subsequent to the issuance of the order issued by the Acting Secretary of Interior, thirteen states brought suit to end the suspension of new oil and gas leases on federal lands and water and to reschedule canceled sales of leases in the Gulf of Mexico, Alaska waters and western states and on June 13, 2021, a federal judge in Louisiana issued a ruling blocking the temporary ban. In response, U.S. Interior Secretary Deb Haaland insisted that Interior is evaluating its options and moving forward on releasing an interim report to guide future leasing decisions. The report is expected to recommend increasing royalty rates among other changes. While these January 20, 2021 and January 27, 2021 orders do not apply to existing leases, the January 27, 2021 order further directs applicable agencies to take measures to eliminate provision of subsidies to the fossil fuel industry, although the term “subsidies” is not defined by the administration. We continue to conduct our operations on our existing leases in the OCS; however, uncertainty on future Biden Administration actions with regards to offshore oil and gas activities on the OCS together with the issuance of any future executive orders or adoption and implementation of laws, rules or initiatives that further restrict, delay or result in cancellation of existing oil and gas activities on the OCS could have a material adverse effect on our business and operations.

Recent Developments

The Company has been conducting pre-drill operations for the Tau prospect which is anticipated to be re-drilled to a total depth of approximately 21,000 feet. The Exploration Plan has been filed with and approved by BOEM and the Application for Permit to Drill (“APD”) has been filed with BSEE and is pending approval. The Company plans to sign a rig contract, and arrange for bonding and insurance in conjunction with the approval of the APD. The Company continues to be active in the evaluation of potential mergers and producing property acquisitions that it deems to be attractive opportunities. Any such merger or acquisition is likely to be financed through a combination of debt and equity.

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

Proved properties are amortized on a country-by-country basis using the units of production method (“UOP”), whereby capitalized costs are amortized over total proved reserves. The amortization base in the UOP calculation includes the sum of proved property, net of accumulated depreciation, depletion, and amortization (“DD&A”), estimated future development costs (future costs to access and develop proved reserves), and asset retirement costs, less related salvage value.

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired. Capitalized exploratory well costs remain pending the outcome of exploration activities involving the drilling of the Tau No. 2 well (twin well). Accordingly, these costs are included as suspended well costs as of June 30, 2021, and it is expected that a final analysis will be completed in the next twelve months at which time the costs will be transferred to the full cost pool upon final evaluation.

As of June 30, 2021, the Company’s oil and gas properties consisted of wells in process, capitalized exploration and acquisition costs for unproved properties and no proved reserves.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

There was no revenue during the three months ended June 30, 2021 and 2020. We incurred no impairment of oil and natural gas properties for the three months ended June 30, 2021 and approximately $2.1 million impairment of oil and natural gas properties for the three months ended June 30, 2020. General and administrative expenses were approximately $0.4 million for the three months ended June 30, 2021, compared to approximately $0.3 million for the three months ended June 30, 2020. Net interest expense was approximately $131,000 for the three months ended June 30, 2021, with none capitalized to unevaluated oil and natural gas properties, compared to net interest expense of approximately $1,100 with interest expense of approximately $1.2 million capitalized to unevaluated oil and natural gas properties for the three months ended June 30, 2020, net of approximately $1,000 of interest income. Loss on debt extinguishment was nil for the three months ended June 30, 2021 and approximately $0.02 million for the three months ended June 30, 2020. Gain on derivative financial instruments was approximately $0.1 million for the three months ended June 30, 2021, and for the three months ended June 30, 2020, there was a loss of approximately $0.2 million, respectively.

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020

There was no revenue during the nine months ended June 30, 2021 and 2020. We incurred no impairment of oil and natural gas properties for the nine months ended June 30, 2021, and $2.1 million for the nine months ended June 30, 2020. This is due to the expiration of oil and gas leases for the nine months ended June 30, 2020. General and administrative expenses were approximately $1.1 million for the nine months ended June 30, 2021, compared to approximately $1.2 million for the nine months ended June 30, 2020. This decrease is primarily due to a decrease in professional fees and stock compensation for the nine months ended June 30, 2021. Interest expense was approximately $416,000 for the nine months ended June 30, 2021, with none capitalized to unevaluated oil and natural gas properties and approximately $16,000 for the nine months ended June 30, 2020, with approximately $2.4 million net of interest income of approximately $22,000 capitalized to unevaluated oil and natural gas properties. Gain on debt extinguishment was approximately $0.1 million for the nine months ended June 30, 2021, compared to a loss on debt extinguishment of approximately $1.6 million for the nine months ended June 30, 2020. Loss on derivative financial instrument was approximately $0.3 million for the nine months ended June 30, 2021, compared to gain on derivative financial instrument of approximately $1.5 million for the nine months ended June 30, 2020.

Liquidity and Capital Resources

The Company has incurred accumulated losses for the period from inception to June 30, 2021, of approximately $59.7 million, and has a negative working capital of $12.0 million. For the nine months ended June 30, 2021, the Company has generated losses of approximately $1.7 million and net cash used in operations of approximately $1.2 million. As of June 30, 2021, there was $1.8 million of cash on hand. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through August 2022. The $10 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations and accrued interest, which amounted to approximately $11.9 million as of June 30, 2021. The Company plans to finance operations and planned expenditures through the issuance of equity securities, debt financings, farm-out agreements, mergers or other transactions. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended June 30, 2021, the Company used approximately $1.2 million of net cash in operating activities, compared with approximately $0.1 million of net cash used by operating activities for the nine months ended June 30, 2020. For the nine months ended June 30, 2021, approximately $0.2 million of cash was provided by investing activities compared with approximately $0.4 million of cash used in investing activities for the nine months ended June 30, 2020. For the nine months ended June 30, 2021, the Company used approximately $0.3 million of cash in financing activities in payment of notes payable, compared with approximately $0.4 million provided by financing activities for the nine months ended June 30, 2020, these amounts are from net loan proceeds of approximately $0.4 million provided by the issuance of Convertible Notes Payable during the nine months ended June 30, 2020.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading Part I, Item 1A. “Risk Factors” included in our September 30, 2020 Annual Report, filed with the SEC on December 29, 2020, and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Additional risks and uncertainties resulting from recent political and regulatory developments are described below.

The election of President Biden and changes in U.S. Congress may result in significant legislative and regulatory changes that could adversely affect our results of operations, and our ability to implement our business strategy.

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

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	08/13/2021	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	08/13/2021	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer