Form 10-K
period 2021-09-30
GULFSLOPE ENERGY, INC.
filed 2021-12-29
CIK 1341726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2021

or

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

(281) 918-4100

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001	GSPE	OTCPK

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

The aggregate market value of the voting stock held by non-affiliates was $11,916,797 based on 768,824,959 shares held by non-affiliates. These computations are based upon the closing sales price of $0.0155 for the common stock of the Company on the OTCPK of the Financial Industry Regulatory Authority, Inc. (“FINRA”) on March 31, 2021.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of December 22, 2021
Common Stock, $0.001 par value per share	1,268,240,346

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

ITEM 1. BUSINESS

General

GulfSlope Energy, Inc. is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico federal waters. We are a technically driven company, and we use our licensed 2.2 million acres of advanced three-dimensional (3-D) seismic data to identify, evaluate, and acquire assets with attractive economic profiles. GulfSlope Energy commenced commercial operations in March 2013. GulfSlope Energy was originally organized as a Utah corporation in 2004 and became a Delaware corporation in 2012.

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

We currently hold two leases and we are evaluating the acquisition of additional leases in our core area. Our leases have a five-year primary term and are expiring on June 30, 2022 and October 31, 2025, respectively. BOEM’s regulatory framework provides multiple options for leaseholders to apply to receive extensions of lease terms under specified conditions. GulfSlope is exploring all options contained in BOEM’s regulatory framework to extend the terms of the leases. Additional prospective acreage can be obtained through lease sales, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic licensing, acquisition, processing, and/or interpretation may become highly advantageous, in order to more precisely define the most optimal drillable location(s), particularly for development of discoveries.

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

Drilling and Other Exploratory and Development Strategies

Our plan has been to partner with other entities which could include oil and gas companies and/or financial investors. Our goal is to diversify risk and minimize capital exposure to exploration drilling costs. We expect a portion of our exploration costs to be paid by our partners through these transactions, in return for our previous investment in prospect generation and delivery of an identified prospect on acreage we control. Such arrangements are a commonly accepted industry method of proportionately recouping pre-drill cost outlays for seismic, lease costs, and associated interpretation expenses. We cannot assure you, however, that we will be able to enter into any such arrangements on satisfactory terms. In any drilling, we expect that our retained working interest will be adjusted based upon factors such as geologic risk and well cost. Early monetization of a discovered asset or a portion of a discovered asset is an option for the Company as a means to fund development of additional exploration projects as an alternative to potential equity or debt offerings. However, if a reasonable value were not received from the market at the discovery stage, then we may elect to retain (subject to lease terms) the discovery asset undeveloped, until a reasonable offer is received in line with our perceived market value, or we may elect to seek development partners on a promoted basis in order to substantially reduce capital development requirements.

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

Oil and natural gas prices can have a significant impact on the commercial feasibility of a project. Certain projects may become feasible with higher prices or, conversely, may falter with lower prices. Volatility in the price of oil, natural gas and other commodities has increased and is likely to continue in the future. This volatility complicates the assessment of the commercial viability of many oil and gas projects. Most governments have enforced strict regulations to uphold high standards of environmental awareness; thus, holding companies to a high degree of responsibility vis-a-vis protecting the environment. At this time, the Company does not have any production or proved oil or natural gas reserves.

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

The trend in the United States over the past decade has been for these governmental agencies to continue to evaluate and as necessary develop and implement new, more restrictive requirements, although in recent years under the Trump Administration there have been actions seeking to mitigate certain of those more rigorous standards. For example, in 2016, BSEE under the Obama Administration published a final rule on well control that, among other things, imposed rigorous standards relating to the design, operation and maintenance of blow-out preventers, real-time monitoring of deepwater, high temperature, high pressure drilling activities, and enhanced reporting requirements. Pursuant to President Trump’s Executive Orders dated March 28, 2017, and April 28, 2017, BSEE initiated a review of the well control regulations to determine whether the rules are consistent with the stated policy of encouraging energy exploration and production, while ensuring that any such activity is safe and environmentally responsible. One consequence of this review is that on May 15, 2019, BSEE published final revisions to the existing 2016 rule on well control that became effective on July 15, 2019, and among other things, eliminated the requirement for a BSEE-approved verification organization for third parties providing certifications of certain critical well control functions. In another example, BSEE published a final rule in September 2018 amending its production safety systems regulations, which includes the imposition of operational and design standards and the removal of the requirement of offshore operators to certify through an independent third party that their critical safety and pollution prevention equipment (e.g., subsea safety equipment, including blowout preventers) is operational and functioning as designed in the most extreme conditions. There exists the possibility that certain of these recent mitigatory actions under the Trump Administration could be withdrawn or revised in the future as a result of litigation or by a different presidential administration to impose or re-implement more stringent standards. We expect that the Biden Administration may reconsider rules and regulatory initiatives implemented under the Trump Administration. Compliance with any added and more stringent regulatory requirements and with existing environmental and spill regulations, together with uncertainties or inconsistencies in decisions and rulings by governmental agencies and delays in the processing and approval of drilling permits and exploration, development, oil spill response and decommissioning plans and possible additional regulatory initiatives could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts. Moreover, these governmental agencies under the Biden Administration are expected to continue to evaluate aspects of safety and operational performance in the United States Gulf of Mexico that could result in new, more restrictive requirements.

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

Among the environmental laws and regulations that could have a material impact on the oil and natural gas exploration and production industry, and our business are the following:

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

Air Emissions —The CAA and comparable state statutes restrict the emission of air pollutants and affect both onshore and offshore oil and natural gas operations. New facilities may be required to obtain separate construction and operating permits before construction work can begin or operations may start, and existing facilities may be required to incur capital costs in order to remain in compliance. Also, the EPA has developed, and continues to develop, more stringent regulations governing emissions of toxic air pollutants, and is considering the regulation of additional air pollutants and air pollutant parameters. For example, in 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.

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

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Financial Condition

Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms, if at all, in the future, which may in turn limit our ability to execute our business strategy.

We expect our capital outlays and operating expenditures to increase substantially over at least the next several years as we expand our operations. Lease and property acquisition costs, as well as drilling operations, are very expensive, and we will need to raise substantial additional capital, through equity offerings, strategic transactions or debt financings in 2022 to commence the drilling of the Tau #2 well and avoid the expiration of a lease.

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

We have planned operating and capital expenditures through December 2022 of approximately $10 million, which includes drilling capital expenditures and general and administrative expenses. We will need to raise funds to cover these planned operating expenditures.

To the extent we are able to raise capital through equity financings, this may be dilutive to our stockholders. Alternative forms of future financings may include preferred stock with preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. There is no assurance that we can raise the capital necessary to fund our business plan. Failure to raise the required capital to fund operations, on favorable terms or at all, will have a material adverse effect on our operations, resulting in impairments of our oil and gas properties and could cause us to curtail or cease operations.

Our fiscal 2021 financial statements express substantial doubt about our ability to continue as a going concern, raising questions as to our continued existence.

We have incurred losses since our inception resulting in an accumulated deficit of approximately $60.2 million and negative working capital totaling approximately $12.1 million at September 30, 2021.  Further losses are anticipated as we continue to develop our business. To continue as a going concern, we estimate that we will need approximately $10 million to meet our obligations and planned operating expenditures through December 2022. These expenditures include anticipated drilling capital expenditures, lease rentals to the BOEM, general and administrative expenses, and costs associated with IT and seismic acquisition and processing. In addition, we plan to extend the agreements associated with our loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. We plan to finance our operations through equity and/or debt financings, and strategic transactions to include farm-outs, asset sales or mergers. There are no assurances that financing will be available with acceptable terms, if at all. If we are not successful in obtaining financing, our operations would need to be curtailed or ceased or the Company would need to sell assets or consider alternative plans up to and including restructuring.

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

We rely on 3-D seismic studies to assist us with assessing prospective drilling opportunities on our properties, as well as on properties that we may acquire. Such seismic studies are merely an interpretive tool and do not necessarily guarantee that hydrocarbons are present or, if present, produce in economic quantities, and seismic indications of hydrocarbon saturation are generally not reliable indicators of productive reservoir rock. These limitations of 3-D seismic data may impact our drilling and operational results, and consequently our financial condition.

Our leases may be terminated if we are unable to make future lease payments or if we do not drill in a timely manner.

The failure to timely affect all lease related payments could cause the leases to be terminated by the BOEM. Net lease rental obligations on our existing prospects are expected to be approximately $0.2 million in fiscal year 2022. Our two leases have a five-year primary term and expire on June 30, 2022 and October 31, 2025, respectively. Each lease may be extended, by drilling a well capable of producing hydrocarbons and submitting a Plan of Production approved by the regulatory authorities. In addition, the terms of our leases may be extended for an additional three years, provided a well is spud targeting hydrocarbons below 25,000 feet true vertical depth (“TVD”) within the primary term of the lease. In addition, the terms of our leases may also be extended by the granting of a Subsalt Lease Term Extension, should we elect to apply and qualify for said extension on any lease(s). If we are not successful in raising additional capital, we may be unable to successfully exploit our properties, and we may lose the rights to develop these properties upon the expiration of our leases. If not successful in securing extensions, those leases will be subject to the competitive bid process in the semi-annual BOEM OCS Lease Sales.

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

We commenced our business activity in March 2013, when we entered into 3-D license agreements covering approximately 2.2 million acres and have entered into additional 3-D license agreements with seismic companies to acquire additional data and reprocess seismic data. While we intend to engage in the acquisition, drilling, development, and production of oil and natural gas in the future, we currently have no reserves or production. As we are a relatively new business, we are subject to all the risks and uncertainties, which are characteristic of a new business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks, as well as those risks that are specific to the oil and gas industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

We may be unable to access the capital markets to obtain additional capital that we will require to implement our business plan, which would restrict our ability to grow.

Our current capital on hand is insufficient to enable us to fully execute our business strategy in 2022. Because we are a company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital. Our ability to obtain needed financing may be impaired by conditions and instability in the capital markets (both generally and in the oil and gas industry in particular), our status as a early-stage enterprise without a demonstrated operating history, the location of our leases and prices of oil and natural gas on the commodities markets (which will impact the amount of financing available to us), and/or the loss of key consultants and management. Further, if oil and/or natural gas prices decrease, then potential revenues, if any, will decrease, which may increase our requirements for capital. Some of the future contractual arrangements governing our operations may require us to maintain minimum capital (both from a legal and practical perspective), and we may lose our contractual rights if we do not have the required minimum capital. If the amount of capital we can raise is not sufficient, we may be required to curtail or cease our operations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at September 30, 2021, we had an accumulated deficit of approximately $60.2 million. We had no revenues in 2021 and do not anticipate generating revenues in fiscal 2022, or in subsequent periods unless we are successful in discovering or acquiring economically recoverable oil or gas reserves. We expect continued losses in fiscal year 2022, and thereafter until we are successful in discovering or acquiring economically recoverable oil or gas reserves.

The majority of our existing debt outstanding is payable on demand. If we are unable to repay our existing or future debt as it becomes due, we may be unable to continue as a going concern.

As of September 30, 2021, we owed John Seitz, our chief executive officer, a total of $8.7 million in notes, payable on demand and bearing interest at the rate of 5% per annum. Unpaid interest associated with these notes was $2.96 million as of September 30, 2021. In addition, approximately 16% of our outstanding common stock is controlled by Mr. Seitz. If demand for immediate payment of some or all notes were to occur, it will threaten our ability to continue as a going concern.

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

There may be threatened, contemplated, asserted or other claims against the acquired assets related to environmental, title, regulatory, tax, contract, litigation or other matters of which we are unaware, which could materially and adversely affect our production, revenues and results of operations. We may be successful in obtaining contractual indemnification for preclosing liabilities, including environmental liabilities, but we expect that we will generally acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties. In addition, even if we are able to obtain such indemnification from the sellers, these indemnification obligations usually expire over time and could potentially expose us to liabilities that are not indemnified, which could materially adversely affect our production, revenues and results of operations.

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

We may not be able to procure the necessary drilling rigs, and related services and equipment or the cost of such items may be prohibitive. Our ability to comply with future license obligations or otherwise generate revenues from the production of operating oil and natural gas wells could be hampered as a result of this, and our business could suffer.

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

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. In addition, the prices we receive for any future production and the levels of any future production and reserves will depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

●	changes in global supply and demand for oil and natural gas by both refineries and end users;
●	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
●	the price and volume of imports of foreign oil and natural gas;
●	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;
●	the level of global oil and gas exploration and production activity;
●	the level of global oil and gas inventories;
●	weather conditions;
●	government policies to discourage use of fuels that emit GHGs and encourage use of alternative energy;
●	technological advances affecting energy consumption;
●	domestic and foreign governmental regulations and taxes;
●	proximity and capacity of oil and gas pipelines and other transportation facilities;
●	the price and availability of competitors’ supplies of oil and gas in captive market areas;
●	the introduction, price and availability of alternative forms of fuel to replace or compete with oil and natural gas;
●	import and export regulations for LNG (“liquified natural gas”) and/or refined products derived from oil and gas production from the US;
●	speculation in the price of commodities in the commodity futures market;
●	technological advances affecting energy consumption;
●	the availability of drilling rigs and completion equipment; and
●	the overall economic environment.

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

Competition within our industry is intense, particularly with respect to the acquisition of producing properties and undeveloped acreage. We compete with major oil and gas companies and other independent producers of varying sizes, all of which are engaged in the acquisition of properties and the exploration and development of such properties. Many of our competitors have financial resources and exploration and development budgets that are substantially greater than our budget, which may adversely affect our ability to compete. If other companies relocate to the Gulf of Mexico region, levels of competition may increase, and our business could be adversely affected. In the exploration and production business, some of the larger integrated companies may be better able than we are to respond to industry changes including price fluctuations, oil and gas demand, political change and government regulations.

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

Additional drilling laws, regulations, executive orders and other regulatory initiatives that restrict, delay or prohibit oil and natural gas exploration, development and production activities or locations where such activities may occur could have a material adverse effect on our business, financial condition or results of operations.

The BSEE and the BOEM have over the past decade, primarily under the Obama Administration, imposed more stringent permitting procedures and regulatory safety and performance requirements with respect to new wells drilled in federal deepwater. While, in recent years under the Trump Administration, there have been actions by BSEE or BOEM seeking to mitigate or delay certain of those more rigorous standards, we expect that the Biden Administration may reconsider rules and regulatory initiatives implemented under the Trump Administration. Compliance with any added and more stringent regulatory requirements and with existing environmental and spill regulations, together with uncertainties or inconsistencies in decisions and rulings by governmental agencies and delays in the processing and approval of drilling permits and exploration, development, oil spill response and decommissioning plans and possible additional regulatory initiatives could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts. Moreover, these governmental agencies under the Biden Administration are expected to continue to evaluate aspects of safety and operational performance in the United States Gulf of Mexico that could result in new, more restrictive requirements. For example, under the Trump Administration, BSEE reviewed and delayed or revised certain offshore regulations implemented during the Obama Administration with respect to the imposition of rigorous standards relating to well control. In light of the statements made by President Biden, there exists a significant risk that these Obama-era regulations, or additional, more stringent regulations impacting our business, properties and results of operations could be reimplemented or adopted during the Biden Administration. These regulatory actions, or any new rules, regulations, or legal initiatives or controls that impose increased costs or more stringent operational standards could delay or disrupt our operations, result in increased supplemental bonding and costs and limit activities in certain areas, or cause us to incur penalties, fines, or shut-in production at one or more of our facilities or result in the suspension or cancellation of leases. Also, if material spill incidents were to occur in the future, the United States could elect to issue directives to temporarily cease drilling activities and, in any event, issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and development, any of which could have a material adverse effect on our business. We cannot predict with any certainty the full impact of any new laws or regulations on our drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations.

The BOEM requires that lessees demonstrate financial strength and reliability according to its regulations and provide acceptable financial assurances to assure satisfaction of lease obligations, including decommissioning activities on the OCS. In 2016, the BOEM under the Obama Administration issued Notice to Lessees and Operators (“NTL”) #2016-N01 (“NTL #2016-N01”) to clarify the procedures and guidelines that BOEM Regional Directors use to determine if and when additional financial assurances may be required for OCS leases, rights of way (“ROWs”) and rights of use and easement (“RUEs”). While NTL #2016-N01 became effective in September 2016, it was not fully implemented as the BOEM under the Trump Administration first extended indefinitely in 2017 implementation of the NTL and subsequently rescinded the NTL in the latter half of 2020, instead electing to publish in October 2020 a proposed rule that would amend the BOEM’s financial assurance requirements. The Biden Administration is expected to review and reconsider actions made under the Trump Administration with respect to provision of financial assurance, including the rescission of NTL #2016-N01 and publication of the October 2020 proposed rulemaking. Any issuance by the Biden Administration of more stringent NTL guidance or rules relating to the provision of additional financial assurance may have a material adverse effect on us and similarly situated offshore oil and gas operators on the OCS. Moreover, the BOEM has the authority to issue liability orders in the future, including if it determines there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities.

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

Events outside of our control, including an epidemic or outbreak of an infectious disease, such as the COVID-19, may materially adversely affect our business.

We face risks related to epidemics, outbreaks or other public health events that are outside of our control, and could significantly disrupt our operations and adversely affect our financial condition. The global or national outbreak of an illness or other communicable disease, or any other public health crisis, such as COVID-19, may cause disruptions to our business and operational plans, which may include (i) shortages of employees, (ii) unavailability of contractors or subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by government and health authorities, including quarantines, to address an outbreak and (v) restrictions that we and our contractors, subcontractors and our customers impose, including facility shutdowns, to ensure the safety of employees. For example, in response to COVID-19, we have reduced third party expenses and reduced capital expenditures. In addition, the effects of COVID-19 and concerns regarding its global spread could negatively impact the domestic and international demand for crude oil and natural gas, which could contribute to price volatility, impact the price we receive for oil and natural gas and materially and adversely affect the demand for and marketability of our production. The potential impact from COVID-19, both now and in the future, is difficult to predict, and the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact will depend on future developments and new information that may emerge regarding the COVID-19 infection rate or the efficacy and distribution of COVID-19 vaccines, and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.

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

Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHG. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. At the federal level, the U.S. Congress has from time to time considered climate change legislation, but no comprehensive climate change legislation has been adopted. The EPA, however, has adopted regulations under the existing CAA to restrict emissions of GHG. For example, the EPA imposes preconstruction and operating permit requirements on certain large stationary sources that are already potential sources of certain other significant pollutant emissions. The EPA also adopted rules requiring the monitoring and reporting of GHG emissions on an annual basis from specified large GHG emission sources in the United States, including onshore and offshore oil and natural gas production facilities. Federal agencies have also begun directly regulating emissions of methane, a GHG, from oil and natural gas operations as described above. Compliance with these rules or other could result in increased compliance costs on our operations.

Additionally, state implementation of revised air emission standards could result in stricter permitting requirements, delay, limit or prohibit our ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. At the international level, the United Nations-sponsored Paris Agreement requires member states to submit non-binding, individually determined emissions reduction goals every five years after 2020. On January 20, 2021 President Biden issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which became effective on February 19, 2021.

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing federal political risks in the United States. On January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the elimination of subsidies provided to the fossil fuel industry, increased production of offshore wind energy and increased emphasis on climate-related risks across governmental agencies and economic sectors. The Biden Administration has also taken actions to limit oil and gas development activities on the OCS. Other actions that could be pursued by the Biden Administration include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquefied natural gas export facilities, as well as more stringent emissions standards for oil and gas facilities. Litigation risks are also increasing, as a number of cities, local governments and other plaintiffs have sought to bring suit against oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

There are also increasing financial risks for fossil fuel producers as stockholders and bondholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices, and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

The adoption of legislation or regulatory programs to reduce or eliminate future emissions of GHG could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce or eliminate future emissions of GHG could have an adverse effect on our business, financial condition and results of operations. Also, political, financial and litigation risks may result in our restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes or impairing the ability to continue to operate in an economic manner.

Finally, some scientists have concluded that increasing concentrations of GHG in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. Our offshore operations are particularly at risk from severe climatic events. If any such effects of climate changes were to occur, they could have an adverse effect on our financial condition and results of operations.

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

Negative publicity may adversely impact us.

Media coverage and public statements that insinuate improper actions by us, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could materially adversely affect our business, financial position, results of operations, cash flows, growth prospects and stock price.

Risks Related to Investment in our Securities

There is a limited trading market for our shares. You may not be able to sell your shares if you need money.

Our common stock is traded on the OTC Markets (Pink Marketplace Tier), an inter-dealer automated quotation system for equity securities. During the three calendar months preceding filing of this report, the average daily trading volume of our common stock was approximately 1.0 million shares. As of December 20, 2021, we had approximately 190 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”). There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock. This situation is attributable to a number of factors, including, but not limited to:

●	we are a small company that is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community that generate or influence sales volume; and
●

stock analysts, stockbrokers and institutional investors may be risk-averse and reluctant to follow a company such as ours that faces substantial doubt about its ability to continue as a going concern or to purchase or recommend the purchase of our shares until such time as we become more viable.

As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of our common stock. Accordingly, investors must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time and may lose their entire investment. There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our common stock and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

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

Holders

The number of record holders of the Company’s common stock, as of December 20, 2021, is approximately 190.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to the equity compensation plans available to directors, officers, certain employees and certain consultants of the Company at September 30, 2021.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding stock options(1)	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	146,000,000	$0.0444	19,970,000
Equity compensation plans not approved by security holders	—	—	—
Total	146,000,000		19,970,000

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

None.

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

We currently hold two leases and we are evaluating the acquisition of additional leases in our core area. Our two leases have a five-year primary term and expire on June 30, 2022 and October 31, 2025. BOEM’s regulatory framework provides multiple options for leaseholders to apply to receive extensions of lease terms under specified conditions. GulfSlope is exploring all options contained in BOEM’s regulatory framework to extend the terms of the leases. Additional prospective acreage can be obtained through lease sales, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic licensing, acquisition, processing, and/or interpretation may become highly advantageous, in order to more precisely define the most optimal drillable location(s), particularly for development of discoveries.

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

Outlook

In the first quarter of 2020, the COVID-19 outbreak spread quickly across the globe. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, such as stay-at-home orders, closures of restaurants and banning of group gatherings resulted in a severe drop in general economic activity, as well as a corresponding decrease in global energy demand. Additionally, the risks associated with COVID-19 impacted our workforce and the way we meet our business objectives. Due to concerns over health and safety, we asked our employees to work remotely. In 2021 we began to plan a process to phase employees to return to the office. Working remotely has not significantly impacted our ability to maintain operations or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of these measures. In addition, actions by the Organization of Petroleum Exporting Countries and other high oil exporting countries like Russia (“OPEC+”) have negatively impacted crude oil prices throughout 2020 and early 2021. These rapid and unprecedented events pushed crude oil storage near capacity and driven prices down significantly. On January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the elimination of subsidies provided to the fossil fuel industry, increased production of offshore wind energy and increased emphasis on climate-related risks across governmental agencies and economic sectors. The Biden Administration has also taken actions to limit oil and gas development activities on the OCS. Other actions that could be pursued by the Biden Administration include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquefied natural gas export facilities, as well as more stringent emissions standards for oil and gas facilities. These events have been the primary cause of the significant supply-and-demand imbalance for oil, first significantly lowering oil pricing and later significantly increasing oil pricing. The uncertainty in the trajectory of oil and gas prices and in future government actions, has greatly affected energy companies plans and budgets and may continue to exist in future periods. The Company has evaluated the effect of these factors on its business and the Company has determined that these factors will most likely cause a delay in the Company’s 2022 drilling program. The Company continues to monitor the economic environment and evaluate its continuing impact on the business.

Factors Affecting Comparability of Future Results

Success in Acquiring Oil and Gas Leases or Prospects. As a result of our 3-D seismic imaging and reprocessing, we currently hold two lease blocks in the U.S. Gulf of Mexico, which we believe may potentially contain economically recoverable reserves.

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

Results of Operations for the Year Ended September 30, 2021 compared to September 30, 2020

We had no sales during the year ended September 30, 2021 and 2020. Impairment of oil and gas properties and capitalized exploration costs for the year ended September 30, 2021 was approximately $0.4 million compared to approximately $2.4 million for the year ended September 30, 2020. The impairment of approximately $0.4 million for the year ended September 30, 2021 resulted from the relinquishment of a lease and the write off of related capital costs and the impairment of approximately $2.4 million for the year ended September 30, 2020 resulted from the expiration of leases and the write-off of related capitalized costs. General and administrative expenses were approximately $1.5 million for the year ended September 30, 2021 compared to approximately $1.1 million for the year ended September 30, 2020. Interest expense was approximately $554,000 for the year ended September 30, 2021, as compared to approximately $39,000 for the year ended September 30, 2020 net of approximately $1.1 million of interest capitalized to unevaluated oil and natural gas properties during 2020. Gain on extinguishment of debt was approximately $406,000 for the year ended September 30, 2021 compared to a loss of $1.5 million for the year ended September 30. 2020. Loss on derivative financial instrument was approximately $177,000 for the year ended September 30, 2021 compared to a gain of approximately $2.6 million for the year ended September 30, 2020.

We had a net loss of approximately $2.2 million for the year ended September 30, 2021, compared to a net loss of approximately $2.4 million for the year ended September 30, 2020.

The basic loss per share for the year ended September 30, 2021 was $0.00, compared to a net loss per share of $0.00 for the year ended September 30, 2020.

For the year ended September 30, 2021, cash used in operating activities totaled $1.6 million compared to $0.4 million used in operating activities in fiscal 2020.

For the year ended September 30, 2021, cash provided by investing activities was $0.2 million compared to $5.1 million provided by investing activities in fiscal 2020. For the year ended September 30, 2021 insurance proceeds received were approximately $0.2 million and spending for exploration activities was $0.1 million. Insurance proceeds received were approximately $7.5 million and spending for exploration wells in process was approximately $2.6 million in fiscal 2020.

For the year ended September 30, 2021, cash used in financing activities was approximately $0.3 million compared to approximately $2.7 million cash used in financing activities for the year ended September 30, 2020. For fiscal 2021, approximately $0.3 million of promissory notes were paid. For fiscal 2020, approximately $0.5 million of proceeds from promissory notes were received and $3.2 million of promissory notes were paid.

As of September 30, 2021, the Company’s cash balance was approximately $1.5 million compared to approximately $3.2 million cash balance as of September 30, 2020. The Company’s fiscal 2021 cash decrease of approximately $1.7 million was primarily due to its net cash used in operating activities of approximately $1.6 million, cash received in investing activities of approximately $0.2 million and cash used in financing activities of approximately $0.3 million.

Liquidity and Capital Resources

The Company has incurred accumulated losses for the period from inception to September 30, 2021, of approximately $60.2 million, and has negative working capital of approximately $12.1 million. For the year ended September 30, 2021, the Company has generated losses of approximately $2.2 million and negative cash flows from operations of approximately $1.6 million. As of September 30, 2021, we had $1.5 million of cash on hand. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through December 2022. The $10 million is comprised primarily of drilling capital expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $12.0 million of current principal and interest as of September 30, 2021. The Company plans to finance its operations through equity and/or debt financings, and strategic transactions to include farm-outs, asset sales or mergers. Our policy has been to periodically raise funds through the sale of equity securities on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the year ended September 30, 2021, the Company used approximately $1.6 million of net cash in operating activities, compared with approximately $0.4 million of net cash used in operating activities for the year ended September 30, 2020. For the year ended September 30, 2021, cash provided by investing activities was approximately $0.2 million compared to approximately $5.1 million of cash provided by investing activities for the year ended September 30, 2020. For the year ended September 30, 2021, we used approximately $0.3 million of net cash in financing activities, compared with approximately $2.7 million used in financing activities for year ended September 30, 2020.

We will need to raise additional funds to cover expenditures planned for 2022, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third-party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations, or the Company would need to sell assets or consider alternative plans up to and including restructuring.

We are party to various contractual obligations such as our office lease obligation that is disclosed in the financial statements. We do not have any other material contractual obligations. Other immaterial obligations may be reflected in our accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2021.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The critical accounting estimates include impairment considerations of long-lived assets including oil and natural gas properties and assumptions used in valuing our derivative financial instruments.

Recent Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. ASU No. 2020-06 can be adopted on either a fully retrospective or modified retrospective basis. The adoption of ASU 2020-06 is not expected to have a material impact on the Company’s financial statements or disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GulfSlope Energy, Inc.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

GulfSlope Energy, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GulfSlope Energy, Inc. (the “Company”) as of September 30, 2021 and 2020, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

December 29, 2021

 GulfSlope Energy, Inc.

BALANCE SHEETS

	September 30,
	2021	2020
Assets
Current Assets
Cash	$1,517,522	$3,190,418
Accounts Receivable, Net	—	366,173
Prepaid Expenses and Other Current Assets	54,398	84,129
Total Current Assets	1,571,920	3,640,720
Property and Equipment, net	1,845	6,347
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	12,124,720	12,372,853
Operating Lease Right of Use Asset	—	54,768
Total Non-Current Assets	12,126,565	12,433,968
Total Assets	$13,698,485	$16,074,688

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$52,812	$228,892
Related Party Payable	404,469	417,984
Related Party Accrued Interest Payable	2,961,689	2,521,890
Accrued Interest Payable	115,860	94,118
Accrued Liabilities and Other Payables	—	268,863
Loans from Related Parties	8,725,500	8,725,500
Notes Payable	—	120,827
Convertible Notes Payable, net of discount	176,663	461,613
Derivative Financial Instruments	1,201,656	1,070,551
Current Portion of Operating Lease Liability	—	62,074
Total Current Liabilities	13,638,650	13,972,312
Total Liabilities	13,638,650	13,972,312
Commitments and Contingencies (Note 12)
Stockholders’ Equity (Deficit)
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares, none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000,000 as of September 30, 2021 and 2020; issued and outstanding 1,268,240,346 and 1,250,740,346, as of September 30, 2021 and 2020, respectively	1,268,240	1,250,740
Additional Paid-in Capital	58,999,585	58,728,308
Additional Paid-in Capital – Shares to Be Issued	—	105,000
Accumulated Deficit	(60,207,991)	(57,981,672)
Total Stockholders’ Equity (Deficit)	59,834	2,102,376
Total Liabilities and Stockholders’ Equity (Deficit)	$13,698,485	$16,074,688

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF OPERATIONS

	For the Years ended September 30,
	2021	2020
Revenues	$—	$—
Operating Expenses:
Impairment of Oil and Natural Gas Properties	396,273	2,424,885
General and Administrative Expenses	1,505,270	1,098,233
Net Loss from Operations	(1,901,543)	(3,523,118)
Other Income (Expense):
Interest Expense, net	(553,997)	(38,762)
Interest Income	1,085	22,649
Gain/(Loss) on Debt Extinguishment	405,502	(1,513,334)
Gain/(Loss on Derivative Financial Instrument	(177,366)	2,636,473
Net Loss Before Income Taxes	(2,226,319)	(2,416,092)
Income Taxes	—	—
Net Loss	$(2,226,319)	$(2,416,092)
Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	1,267,808,839	1,183,190,324

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2021 and 2020

	Common Shares	Common Amount	Additional Paid-In Capital Shares to Be Issued	Additional Paid-In Capital	Accumulated Deficit	Net Stockholders’ Equity (Deficit)
Balance at September 30, 2019	1,092,266,844	$1,092,266	$—	$54,160,836	$(55,582,010)	$(328,908)
Cumulative adjustment upon ASC 842 adoption	—	—	—	—	16,430	16,430
Balance at October 1, 2019	1,092,266,844	1,092,266	—	54,160,836	(55,565,580)	(312,478)
Stock based compensation	—	—	—	968,257	—	968,257
Common stock issued for conversion of note payable and accrued interest	120,050,281	120,051	—	2,096,807	—	2,216,858
Warrants issued for debt extension	—	—	—	19,300	—	19,300
Common stock issued to extinguish liability	38,423,221	38,423	—	1,498,506	—	1,536,929
Common stock registration costs	—	—	—	(15,398)	—	(15,398)
Common stock to be issued to extinguish accrued interest	—	—	105,000	—	—	105,000
Net loss	—	—	—	—	(2,416,092)	(2,416,092)
Balance at September 30, 2020	1,250,740,346	1,250,740	105,000	58,728,308	(57,981,672)	2,102,376
Stock based compensation	—	—	—	96,875	—	96,875
Common stock issued to extinguish accrued interest	17,500,000	17,500	(105,000)	87,500	—	—
Warrants issued for debt extension	—	—	—	86,902	—	86,902
Net loss	—	—	—	—	(2,226,319)	(2,226,319)
Balance at September 30, 2021	1,268,240,346	$1,268,240	$—	$58,999,585	$(60,207,991)	$59,834

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES
Net Loss	$(2,226,319)	$(2,416,092)
Adjustments to Reconcile Net Loss to Cash Used in Operating Activities:
Impairment of Oil and Natural Gas Properties	396,273	2,424,885
Depreciation	6,667	6,667
Debt Discount Amortization	91,369	2,054,820
Capitalization of Interest Expense	—	(2,823,899)
Loss Recorded to Interest Expense Related to Warrant Derivative Associated with the Issuance of Convertible Notes	—	32,539
Loss (Gain) on Debt Extinguishment	(405,502)	1,513,334
Stock Based Compensation	96,875	470,457
(Gain) Loss on Derivative Financial Instruments	177,366	(2,636,473)
Changes in Operating Assets and Liabilities:
Decrease in Accounts Receivable	37,233	3,476,998
Decrease in Prepaid Expenses and Other Current Assets	29,732	298,458
Decrease in Accounts Payable	(206,858)	(3,510,419)
(Decrease) Increase in Related Party Payable	(13,515)	52,080
Increase in Accrued Interest Payable	462,203	719,172
Decrease in Deferred Credit	(7,307)	(28,448)
Net Cash Used in Operating Activities	(1,561,782)	(365,921)

INVESTING ACTIVITIES
Proceeds from Disposal of Property and Equipment	133,108	101,000
Insurance Proceeds Received Related to Oil and Natural Gas Properties	223,650	7,541,820
Investments in Oil and Natural Gas Properties	(145,180)	(2,573,050)
Purchases of Property and Equipment	(2,165)	—
Net Cash Provided by Investing Activities	209,413	5,069,770

FINANCING ACTIVITIES
Payments on Convertible Notes Payable	—	(2,920,650)
Payments on Notes Payable	(320,527)	(267,000)
Proceeds from Issuance of Convertible Notes Payable and Warrants	—	535,300
Net Cash Used in Financing Activities	(320,527)	(2,652,350)

Net Increase (Decrease) in Cash	(1,672,897)	2,051,499
Beginning Cash Balance	3,190,418	1,138,919
Ending Cash Balance	$1,517,522	$3,190,418

Supplemental Schedule of Cash Flow Activities:
Cash Paid for Interest, Net of Capitalized Amounts	$424	$5,272
Non-Cash Investing and Financing Activities:
Prepaid Asset Financed Through Notes Payable	$—	$220,629
Common Stock Issued to Extinguish Accrued Interest	17,500	2,216,858
Derivative Liability Recorded at Issuance of Convertible Notes Recorded as Deferred Loan Costs	—	433,425
Settlement of Accrued Expenses by Issuance of Common Stock	—	1,613,775
Debt Issuance Costs Retained by Lender Related to Convertible Debentures	—	65,000
Accounts Receivable Exchanged for Working Interest in Oil and Natural Gas Properties	—	3,629,789
Reduction of Oil and Natural Gas Properties due to Vendor Credits Received	—	2,311,247
Accounts Receivable Recovery through Vendor Credits Received	—	4,591,484
Warrants Issued to extend maturity of debt instrument	86,902	19,300
Reduction in Derivative Liability due to Loan Payment in Full	46,621
Accrued PPP Loan Interest Forgiven	662
Purchase of Capital Expenditures
Included in Accounts Payable	2,960	35,917
Through Stock Based Compensation to Employees	—	497,800

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

GulfSlope Energy, Inc. (the “Company” or “GulfSlope”) is an independent oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana. The Company has leased two federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases”) and licensed three-dimensional (3-D) seismic data in its area of concentration.

(b) Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-K and Regulation S-X published by the US Securities and Exchange Commission (the “SEC”). The accompanying financial statements include the accounts of the Company.

(c) Cash

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2021 and 2020, respectively.

(d) Accounts Receivable

The Company records an accounts receivable for operations expense reimbursements due from joint interest partners. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. If the Company determines any account to be uncollectible based on significant delinquency or other factors, we assess the receivable and the underlying asset for recovery. As of September 30, 2021 and 2020, no allowance was recorded. Accounts receivable were nil and approximately $0.4 million on September 30, 2021 and 2020, respectively.

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired. The Company is currently evaluating one well for proved reserves and remain pending the outcome of exploration activities involving the drilling of the Tau No. 2 well (twin well).  Accordingly, this costs is included as suspended well costs at September 30, 2021 and it is expected that a final analysis will be completed in the next nine months at which time the costs will be transferred to the full cost pool upon final evaluation.

As of September 30, 2021, the Company’s oil and gas properties consisted of unproved properties, wells in process and no proved reserves.

(f) Asset Retirement Obligations

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

(i) Stock-Based Compensation

The Company records expenses associated with the fair value of stock-based compensation. For fully vested and restricted stock grants, the Company calculates the stock-based compensation expense based upon estimated fair value on the date of grant. For stock warrants and options, the Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

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

As the Company has incurred losses for the years ended September 30, 2021 and 2020, the potentially dilutive shares are anti-dilutive and thus not added into the EPS calculations. As of September 30, 2021 and 2020, there were 297,823,015 and 259,392,057 potentially dilutive shares, respectively.

(l) Derivative Financial Instruments

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

(n) Recent Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. ASU No. 2020-06 can be adopted on either a fully retrospective or modified retrospective basis. The adoption of ASU 2020-06 is not expected to have a material impact on the Company’s financial statements or disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

The Company has evaluated all other recent accounting pronouncements and believes either they are not applicable or that none of them will have a significant effect on the Company’s financial statements.

NOTE 2 – LIQUIDITY/GOING CONCERN

The Company has incurred accumulated losses as of September 30, 2021, of $60.2 million. Further losses are anticipated in developing our business, and there exists substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2021, the Company had $1.5 million of cash on hand. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through December 2022. The Company plans to finance operations and planned expenditures through equity and/or debt financings, and strategic transactions to include farm-outs, asset sales or mergers. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

The Company currently has under lease two federal Outer Continental Shelf blocks and has licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration. Our leases expire June 30, 2022 and October 31, 2025, respectively.

The Company, as the operator of two wells drilled in the Gulf of Mexico, has incurred tangible and intangible drilling costs for the wells in process and has billed its working interest partners for their respective share of the drilling costs to date. The intangible drilling and all other costs related to the first well have been impaired. The second well, Tau No. 1, was drilled to a measured depth of 15,254 feet, as compared to the originally permitted 29,857 foot measured depth. Producible hydrocarbon zones were not established to that depth, but hydrocarbon shows were encountered. Complex geomechanical conditions required two by-pass wellbores, one sidetrack wellbore, and eight casing strings to reach that depth. Equipment limitations prevented further drilling. In addition, the drilling rig had contractual obligations related to another operator. The Company elected to plug this well in a manner that would allow for re-entry at a later time. The Company is evaluating various options related to future operations in this wellbore and testing of the deeper Tau prospect. The Company plans to re-drill this prospect within the next twelve months. The effects of the COVID-19 pandemic on offshore operations is influencing the potential timing of a re-drill.

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

As of September 30, 2021, the Company’s oil and natural gas properties consisted of unproved properties, wells in process and no proved reserves. During the years ended September 30, 2021 and 2020, the Company capitalized approximately $0.15 million and $2.3 million, net of impairment of nil and approximately $0.6 million, respectively. Approximately $0.01 million and $0.3 million of general and administrative expenses, respectively, was capitalized to oil and natural gas properties for the years ended September 30, 2021 and 2020. Conversely, during the year ended September 30, 2020, the Company received certain vendor credits totaling approximately $2.1 million (net to the Company’s interest) and insurance claim proceeds of approximately $7.5 million which the Company applied against oil and natural gas properties in the condensed balance sheet.

During the twelve months ended September 30, 2021 and 2020, the Company incurred impairment charges of approximately $0.4 million and approximately $2.4 million, respectively, resulting from the relinquishment or expiration of oil and natural gas leases.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2021 and 2020:

	2021	2020
Office equipment and computers	$135,254	$133,089
Furniture and fixtures	16,280	16,280
Leasehold improvements	7,680	7,680
Total	159,214	157,049
Less: accumulated depreciation	(157,369)	(150,702)

Net property and equipment	$1,845	$6,347

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Life
Office equipment and computers	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of 5 years or related lease term

Depreciation expense was $6,667 and $6,667 for the years ended September 30, 2021 and 2020, respectively.

NOTE 5 – INCOME TAXES

The provision for income taxes consists of the following for the years ended September 30, 2021 and 2020:

	2021	2020
FEDERAL
Current	$—	$—
Deferred	—	—
STATE
Current	—	—
Deferred	—	—
TOTAL PROVISION	$—	$—

The difference between the actual income tax provision versus tax computed at the statutory rate is as follows for the years ended September 30, 2021 and 2020, respectively:

	2021	2020
Expected provision (based on statutory rate of 21%)	$(467,527)	$(507,379)
Effect of:
Increase (decrease) in valuation allowance	(661,812)	2,399,698
Non-Allowable (income) expenses	—	(233,063)
Prior year true-ups to return and other, net	1,129,339	(1,659,256)
Total actual provision	$—	$—

The Company does not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense (benefit). For the years ended September 30, 2021 and 2020, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of September 30, 2021 and 2020 relating to unrecognized benefits. Deferred income tax assets and liabilities at September 30, 2021 and 2020, respectively, consist of the following:

DEFERRED TAX ASSETS (LIABILITIES)	2021	2020

Net operating losses	$13,028,326	$13,767,315
Exploration costs	(1,299,327)	(1,156,312)
Oil and natural gas leases	1,337,094	1,337,094
IDC	(1,559,306)	(1,689,664)
Stock based compensation	686,545	666,202
Accrued interest and expenses not paid	632,087	579,349
Derivative financial instrument	252,348	224,816
Differences in book/tax depreciation	(387)	10,392
Net deferred tax asset	13,077,380	13,739,192
Valuation allowance	(13,077,380)	(13,739,192)
NET DEFERRED TAXES	$—	$—

The Company’s valuation allowance decreased $661,812 during the year ended September 30, 2021 and increased $2,399,698 during the year ended September 30, 2020.

At September 30, 2021, the Company had approximately $62.0 million of net operating losses (“NOL”), approximately $0.1 million of which will expire from 2024 to 2031, approximately $33.2 million of which will expire from 2032 to 2038, and approximately $28.7 million of which can be carried forward indefinitely. $33.4 million of the Company’s NOLs are allowable as a deduction against 100 percent of future taxable income since they were generated prior to the effective date of limitations imposed by the Tax Cut and Jobs Act (TCJA) of 2017 and Coronavirus Aid, Relief, and Economic Security Act (CARES) of 2020. $28.6 million of the Company’s NOLs are allowable as a deduction against 80 percent of future taxable income.

The tax years ended September 30, 2018 through 2021 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 6 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into convertible promissory notes whereby it borrowed a total of $8,675,500 from John Seitz, the chief executive officer (“CEO”). The notes are due on demand, bear interest at the rate of 5% per annum, and $5,300,000 of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of September 30, 2021 and 2020, the total amount owed to John Seitz is $8,675,500. This amount is included in loans from related parties within the condensed balance sheets. There was approximately $2.96 million and $2.52 million, respectively, of unpaid interest associated with these loans included in accrued interest payable within the balance sheet as of September 30, 2021 and 2020.

On November 15, 2016, a family member of the CEO entered into a $50,000 convertible promissory note with associated warrants under the same terms received by other investors (see Note 7).

Domenica Seitz CPA, who is related to the CEO, has provided accounting services to the Company, as a consultant and beginning October 2020 as an employee. During the years ended September 30, 2021 and 2020, the services provided were valued at approximately $75,000 and $60,000, respectively. The amount owed to this related party totals approximately $346,000 as of September 30, 2021 and 2020, respectively. The Company has accrued these amounts, and they have been reflected in related party payable in the September 30, 2021 and 2020 financial statements.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The Company’s convertible promissory notes consisted of the following as of September 30, 2021 and 2020.

	September 30, 2021			September 30, 2020
	Notes	Discount	Notes, Net of Discount	Notes	Discount	Notes Net of Discount
Bridge Financing Notes	$227,000	$(50,337)	$176,663	$227,000	$(11,209)	$215,791
Delek Note	—	—	—	—	—	—
June 2019 Convertible Debenture	—	—	—	300,000	(54,178)	245,822
Total	$227,000	$(50,337)	$176,663	$527,000	$(65,387)	$461,613

Bridge Financing Notes

Between June and November 2016, the Company issued eleven convertible promissory notes (“Bridge Financing Notes”) with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000, including $222,000 from related parties. These notes had a maturity of one year (which has been extended each year at maturity and is currently April 30, 2022), an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3.0 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. The remaining note balances as of September 30, 2021 and 2020 were $277,000, including $50,000 from related parties, with remaining unamortized debt discounts of approximately $50,000 and $11,000, respectively. Debt discount amortization for the years ended September 30, 2021 and 2020 was approximately $48,000 and $8,100, respectively. Accrued interest as of September 30, 2021 and 2020 related to these notes was approximately $116,000 and $94,000 respectively. As noted above, the maturity date related to these notes was extended to April 30, 2022. In consideration for the extension of the notes, the Company extended the term of the related warrants until April 30, 2022 and recognized approximately $87,000 of additional debt discount which represented the incremental fair value of the modified warrants over the pre-modification warrants.

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

On September 30, 2020, the Company and Delek settled this convertible note and related accrued interest of $129,211 for a cash payment of $1,220,548 and the issuance 17,500,000 shares of common stock. The shares were not issued until October 2020 and are reflected on the balance sheet as additional paid in capital – shares to be issued. The fair value of the embedded conversion option was zero as of September 30, 2020.  The Company recognized a $35,045 gain on extinguishment of debt as a result of the settlement.

The fair value of the embedded conversion feature was determined utilizing a Geometric Brownian Motion Stock Path Based Monte Carlo Simulation that utilized the following key assumptions:

September 30, 2020
Stock Price	$0.006
Fixed Exercise Price	$0.050
Volatility	127%
Term (Years)	0.05
Risk Free Rate	0.08%

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

The fair value of the embedded conversion feature was determined utilizing a Geometric Brownian Motion Stock Path Based Monte Carlo Simulation that utilized the following key assumptions:

	Conversions for the twelve months ended September 30, 2020	September 30, 2020
Stock Price	$0.006 – $0.034	$0.006
Fixed Exercise Price	0.050	$0.05
Volatility	77 - 284%	122%
Term (Years)	0.01 - 0.62	0.17
Risk Free Rate	0.08 – 1.62%	.10%

In addition to the fixed exercise price noted above, the model incorporates the variable conversion price which is simulated as 80% of the lowest trading price within the ten consecutive days preceding presumed conversion.

NOTE 8 – NOTES PAYABLE

	September 30, 2021	September 30, 2020
PPP Loan Payable	$—	$100,300
Insurance Note Payable	—	20,527
Total	$—	$120,827

PPP Loan

On April 16, 2020, the Company entered into a promissory note evidencing an unsecured $100,300 loan under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The PPP Loan is being made through Zions Bancorporation, N.A. dba Amegy Bank. The PPP Loan is scheduled to mature on April 16, 2025 and has a 1.00% interest rate. No payments are due on the PPP Loan until October 16, 2021, although interest will continue to accrue during the deferment period. Beginning October 16, 2021, the Company will pay 43 equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the maturity date. Under the terms of the CARES Act, all or a portion of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs, mortgage interest, rent or utility costs. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. At September 30, 2020 accrued interest of approximately $420 was included in accrued interest payable. In December 2020 the Small Business Administration (SBA) approved forgiveness of the Company’s PPP Loan plus accrued interest.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s derivative financial instruments that were accounted for at fair value on a recurring basis as of September 30, 2021 and 2020:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value as of

Derivative Financial Instrument at 9-30-20	$—	$(1,070,551)	$—	$(1,070,551)

Derivative Financial Instrument at 9-30-21	$—	$(1,201,656)	$—	$(1,201,656)

The change in derivative financial instruments for the twelve months ended September 30, 2021 and 2020 is as follows:

September 30, 2019 balance	$(3,534,456)
Issuance of derivative financial instruments	(880,462)
Derivative instruments converted/extinguished	707,894
Change in fair value	2,636,473
September 30, 2020 balance	(1,070,551)
Derivative instruments converted/extinguished	46,261
Change in fair value	(177,366)
September 30, 2021 balance	$(1,201,656)

Non-recurring fair value assessments include impaired oil and natural gas property assessments and stock-based compensation. During the year ended September 30, 2021, the Company recorded an impairment charge of approximately $0.4 million and approximately $97,000 of stock-based compensation expense. During the year ended September 30, 2020, the Company recorded an impairment charge of approximately $2.4 million and stock-based compensation expense of approximately $1.0 million, approximately $0.5 million of which was capitalized to oil and gas properties

NOTE 10 – COMMON STOCK/PAID IN CAPITAL

Year Ended September 30, 2021

As discussed in Note 7, in October 2020, the Company issued approximately 17.5 million common shares with a fair value of approximately $0.1 million related to the extinguishment of the Delek Note. Such shares were reflected on the September 30, 2020 balance sheet as additional paid in capital – shares to be issued.

Year Ended September 30, 2020

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

As discussed in Note 7, in 2019 the Company issued warrants to purchase an aggregate of 50 million shares of common stock at an exercise price of $0.02 per share. Such warrants expire in approximately 2.7 years.

NOTE 11 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using the Black Scholes option pricing model, and is recognized over the vesting period. The Company recognized approximately $97,000 and $968,000 in stock-based compensation expense for the years ended September 30, 2021 and 2020, respectively. None of these costs were capitalized to unproved properties for the year ended September 30, 2021 and approximately $498,000 were capitalized to unproved properties for year ended September 30, 2020, with the remainder recorded as general and administrative expenses. During the year ended September 30, 2021, 41.5 million options were granted at an exercise price of $0.004 with a vesting schedule of 50% six months and 50% one year after grant. The fair value of the options computed using Black Scholes was approximately $129,000.

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

The following table summarizes the Company’s stock option activity during the year ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2020	104,500,000	$0.0604	4.5
Granted	41,500,000	0.0040	5.0
Exercised	—	—
Cancelled	—	—
Outstanding at September 30, 2021	146,000,000	$0.0444	3.8
Vested and expected to vest	146,000,000	$0.0444	3.8
Exercisable at September 30, 2021	125,500,000	$0.0510	3.7

As of September 30, 2021, there was approximately $32,000 of unrecognized stock-based compensation expense.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

In July 2018, the Company entered into a 39 month lease for approximately 5,000 square feet of office space in 4 Houston Center in downtown Houston. Annual base rent is approximately $94,000 for the first 18 months, increasing to approximately $97,000 and $99,000 respectively during the remaining term of the lease. The lease term ended on September 30, 2021 and the Company entered into a twelve month lease that can be terminated with at least 30 days prior written notice. See Note 13 – Leases

The Company reached an agreement with a vendor in August 2018 for the settlement of approximately $1 million in debt. The vendor was paid $150,000 in cash, future cash payments of $7,500 and 10 million shares of GulfSlope common stock. The agreement contains a provision that upon the sale of the common stock if the original debt is not fully satisfied, full payment will be made, under a mutually agreed payment plan. If the stock is sold for a gain any surplus in excess of $1.3 million shall be a credit against future purchases from the vendor. The agreement was determined to meet the definition of a derivative in accordance with ASC 815. At September 30, 2021 and 2020, there is a fair value liability of approximately $721,000 and $786,000, respectively, which is included within Derivative Financial Instruments on the condensed balance sheet.

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

The following table depicts the cumulative effect of the changes made to our financial statements for the adoption of ASC 842 effective on October 1, 2019:

	Balance at September 30, 2019	Impact of Adoption of ASC 842	Adjusted Balance at October 1, 2019
Assets:
Operating lease right of use assets	$—	$104,363	$104,363

Current Liabilities:
Other (Deferred Credit Office Lease)	$42,746	$(42,746)	—
Current portion of operating lease liabilities	$—	$74,114	$74,114

Noncurrent Liabilities:
Operating lease liabilities	$—	$56,565	$56,565

Equity:
Accumulated Deficit	$(55,582,010)	$16,430	$(55,565,580)

The adoption of ASC 842 resulted in the recognition of operating lease liabilities totaling $130,679, based upon the present value of the remaining minimum rental payments using discount rates as of the adoption date. In addition, we recorded corresponding right-of-use assets totaling $104,363 based upon the operating lease liabilities adjusted for deferred rent and lease incentives. In addition, we recorded a $16,430 cumulative effect of initially adopting ASC 842 as an adjustment to the opening balance of accumulated deficit.

At September 30, 2020 the right-of-use assets total $54,768 and the operating lease liabilities total $62,074, and at September 30, 2021 the right of use assets and operating lease liabilities were zero, respectively. The original lease term ended on September 30, 2021 and the new twelve month lease can be terminated with at least thirty days prior written notice.

NOTE 14 – SUBSEQUENT EVENTS

None

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, the end of the period covered by this Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Based on this evaluation, our management concluded that, as of September 30, 2021, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting due to an exemption established by the SEC for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Title
John N. Seitz	69	Chairman, Chief Executive Officer
John H. Malanga	54	Chief Financial Officer
Charles G. Hughes	64	Vice President, Land
Richard S. Langdon	71	Director
Paul L. Morris	79	Director

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

Richard S. Langdon. Richard S. Langdon has served as a director of the Company since March 2014. Mr. Langdon is currently the chief executive officer, president and chief financial officer of Altamont Energy, Inc., a newly formed privately held exploration and production company formed in April 2018. Mr. Langdon served as the president, chief executive officer and outside director of Badlands Energy, Inc. and its predecessor entity, Gasco Energy, Inc. from May 2013 and Debtor-in Possession since August 2017 to October 2018. Prior to assuming the President and CEO role, Mr. Langdon had served as a Gasco Energy Inc. outside board member from 2003 to October 2018. Mr. Langdon serves as a member of the board of managers of Sanchez Midstream Partners, LP, and is a member of its Audit, Nominating and Corporate Governance and Conflicts Committees. Mr. Langdon was the president and chief executive officer of KMD Operating Company, LLC (“KMD Operating”), and its predecessor entity, Matris Exploration Company LP (“Matris Exploration”), both privately held exploration and production companies, from July 2004 through December 2015. Mr. Langdon was executive vice president and chief operating officer of KMD Operating, from August 2009, until the merger of Matris Exploration into KMD Operating in November 2011. From 1997 until 2002, Mr. Langdon served as executive vice president and chief financial officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration Company in 2002. Prior to that, he held various positions with the Pennzoil Companies from 1991 to 1996, including executive vice president - International Marketing - Pennzoil Products Company; senior vice president - Business Development - Pennzoil Company and senior vice president - Commercial & Control - Pennzoil Exploration & Production Company. Mr. Langdon graduated from the University of Texas at Austin with a Bachelor of Science degree in Mechanical Engineering in 1972 and a Masters of Business Administration in 1974.

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

The Company has no formal policy with regard to Board members’ attendance at annual meetings of security holders. During the fiscal year ended September 30, 2021, the Board held four quarterly meetings and two special meetings. All board members were in attendance for each meeting.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, executive officers and more than 10% stockholders are required by SEC regulations to provide us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, all Section 16(a) filing requirements applicable to our directors, officers and more than 10% beneficial owners were complied with during the year ended September 30, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Officers of the Company

The following tables contain compensation data for our named executive officers for the fiscal years ended September 30, 2021 and 2020:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Stock Option Awards	All Other Compensation	Total
John N. Seitz(1)	2021	$—	$—	$—	$—	$—	$—
CEO	2020	—	—	—	—	—	—

John H. Malanga	2021	150,000	—	—	34,100	—	184,100
CFO	2020	71,250	—	—	262,000	—	333,250

(1)	Mr. Seitz is not currently receiving or accruing any compensation as of the date of this Annual Report.

Employment and Consulting Arrangements

 Not applicable.

Compensation Policies and Practices as they Relate to the Company’s Risk Management

 Not applicable.

Director Compensation

In January of 2017, the Company’s nonemployee directors were each awarded 2,500,000 stock options for the Company’s stock at an exercise price of $0.0278 per share, 50% vested in January 2017 and 50% vested in January of 2018. The stock options will expire in January 2024. In June of 2018, the Company’s nonemployee directors were each awarded 4,500,000 stock options for the Company’s stock at an exercise price of $0.075 per share, 1.5 million vested in June 2018, and 1.5 million vested in June 2019 and 1.5 million vested in June 2020. The stock options will expire in December 2025. In January 2021, the Company’s nonemployee directors were each awarded 5,000,000 stock options for the Company’s stock at an exercise price of $0.004 per share, 2.5 million vested in July 2021, and 2.5 million will vest in January 2022. The stock options will expire in December 2025.

Grants of Plan-Based Awards

The Company shareholders approved the 2018 Omnibus Incentive Plan in May of 2018. Restricted stock and stock option awards made after this date, to executives, employees, and directors were made pursuant to the plan.

Outstanding Equity Awards at Fiscal Year End

In October 2013, two million stock options were awarded with an exercise price of $0.12 and have an expiration of October 2023. In January 2017, 28.5 million stock options were awarded to GulfSlope Energy executives and employees and five million to directors. The exercise price of the stock options is $0.0278 and they expire in January 2024. In May 2018, 0.5 million stock options were awarded to an employee, the exercise price is $0.065 and they expire in December 2025. In June 2018, 67.5 million stock options were awarded to GulfSlope Energy executives, employees, consultants and directors. The exercise price of the stock options is $0.075 and they expire in December 2025. On January 2, 2019, the Company issued 1 million stock options to a former employee and consultant. The exercise price of the stock options is $0.045 and they expire in December 2025. All of the 2013 through 2019 stock option awards are fully vested. In January 2021, 41.5 million stock options were awarded to GulfSlope Energy executives, employees, consultants and directors. The exercise price of the options is $0.004 per share and 50% of the options vested in July 2021 and 50% will vest in January 2022. The expiration date of the options is December 31, 2025.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of outstanding shares of common stock owned by: (a) each of our directors; (b) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of December 20, 2021, there were 1,268,240,346 shares of common stock deemed issued and outstanding.

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

Named Executives Officers and Directors	Beneficially Owned Shares of Common Stock	Percentage of Beneficially Owned Common Stock
John N. Seitz (1)	259,716,671	20.5%
John H. Malanga (3)	46,666,667	3.7%
Richard S. Langdon (4)	12,916,667	1.0%
Paul L. Morris (2)	14,228,038	1.1%
All Executive Officers & Directors	333,528,044	26.3%

Greater than 5% Shareholders
Delek GOM Investments LLC	294,018,459	23.2%

(1)	Includes 44,166,667 shares of common stock underlying the convertible demand note in the principal amount of $5.3 million and 15,964,448 shares underlying the convertible accrued interest in the amount of $1,915,734.
(2)	Includes 61,371 shares of common stock held by the Morris Family Limited Partnership LP, a partnership of which an entity controlled by Mr. Morris is the general partner and 2,500,000 stock options awarded in January 2017, one-half vested in January of 2017 and one-half vested in January 2018. Includes 4,500,000 stock options awarded in June 2018, one-third vested in June of 2018, one-third vested in June 2019 and one-third vested in June 2020. Includes 5,000,000 stock options awarded in January 2021, one-half vested in July of 2021, one-half will vest in January 2022.
(3)	Includes 15,000,000 stock options awarded in January 2017, one-half vested in January of 2017 and one-half vested in January 2018. Includes 18,000,000 stock options awarded in June 2018, one-third vested in June of 2018, one-third vested in June 2019 and one-third vested in June 2020. Includes 11,000,000 stock options awarded in January 2021, one-half vested in July of 2021, one-half will vest in January 2022.
(4)	Includes 2,500,000 stock options awarded in January 2017, one-half vested in January of 2017 and one-half vested in January 2018. Includes 4,500,000 stock options awarded in June 2018, one-third vested in June of 2018, one-third vested in June 2019 and one-third vested in June 2020. Includes 5,000,000 stock options awarded in January 2021, one-half vested in July of 2021, one-half will vest in January 2022.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees and Services

For the fiscal years ended September 30, 2021and 2020 professional services were performed by Pannell Kerr Forster of Texas, P.C. The aggregate fees billed by PKF of Texas for the fiscal year ended September 30, 2021 were as follows:

September 30, 2021
Audit Fees (1)	$101,000
Audit-Related Fees (2)	67,000
Tax Fees (3)	17,000
All Other Fees	—

(1)	Audit services include fees for professional services rendered only for the audit of the Company’s annual financial statements for the fiscal year ended September 30, 2021.

(2)	Audit-related services primarily include fees for assurance and related services by our principal accountants that are reasonably related to the performance of the review of our financial statements for the quarterly periods December 31, 2020, March 31, 2021 and June 30, 2021.

(3)	Tax services include fees for assistance with tax preparation and compliance during the year ended September 30, 2021.

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
Date: December 29, 2021
	By:	/s/ John N. Seitz
John N. Seitz
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John N. Seitz	Chief Executive Officer and Chairman	December 29, 2021
John N. Seitz	(Principal Executive Officer)

/s/ John H. Malanga	Chief Financial Officer	December 29, 2021
John H. Malanga	(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Richard S. Langdon	Director	December 29, 2021
Richard S. Langdon

/s/ Paul L. Morris	Director	December 29, 2021
Paul L. Morris