Form 10-Q
period 2021-12-31
GULFSLOPE ENERGY, INC.
filed 2022-02-14
CIK 1341726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No. 000-51638

GULFSLOPE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1689008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1331 Lamar St., Suite 1665 Houston, Texas (Address of principal executive offices)	77010 (zip code)

(281) 918-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	GSPE	OTCPK

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, on February 11, 2022, was 1,268,240,346.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact included in this communication, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this communication, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast, “may,” “objective,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

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

PART I – FINANCIAL STATEMENTS (Unaudited)

December 31, 2021

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

GulfSlope Energy, Inc.

Condensed Balance Sheets

(Unaudited)

	December 31, 2021	September 30, 2021
Assets
Current Assets
Cash	$924,095	$1,517,522
Prepaid Expenses and Other Current Assets	272,870	54,398
Total Current Assets	1,196,965	1,571,920
Property and Equipment, net	1,389	1,845
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	12,170,290	12,124,720
Total Non-Current Assets	12,171,679	12,126,565
Total Assets	$13,368,644	$13,698,485
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$138,158	$52,814
Related Party Payable	404,469	404,469
Related Party Accrued Interest Payable	3,072,543	2,961,689
Loans from Related Parties	8,725,500	8,725,500
Accrued Interest Payable	121,400	115,860
Convertible Notes Payable, net of Debt Discount	198,507	176,663
Derivative Financial Instruments	1,121,342	1,201,656
Total Current Liabilities	13,781,919	13,638,651
Total Liabilities	13,781,919	13,638,651
Commitments and Contingencies
Stockholders’ (Deficit) Equity
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000,000 shares; issued and outstanding 1,268,240,346 and 1,268,240,346 as of December 31, 2021 and September 30, 2021, respectively	1,268,240	1,268,240
Additional Paid-in-Capital	59,031,360	58,999,585
Accumulated Deficit	(60,712,875)	(60,207,991)
Total Stockholders’ (Deficit) Equity	(413,275)	59,834
Total Liabilities and Stockholders’ (Deficit) Equity	$13,368,644	$13,698,485

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,
	2021	2020
Revenues	$—	$—
General and Administrative Expenses	446,960	382,116
Net Loss from Operations	(446,960)	(382,116)
Other Income/(Expenses):
Interest Expense, net	(138,238)	(164,751)
Gain (Loss) on Debt Extinguishment	—	136,640
Gain on Derivative Financial Instruments	80,314	51,738
Net Loss Before Income Taxes	(504,884)	(358,489)
Provision for Income Taxes	—	—
Net Loss	$(504,884)	$(358,489)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	1,268,240,346	1,266,534,389

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Statements of Stockholders’ Equity

(unaudited)

For the Three Months Ended December 31, 2021

			Additional	Additional Paid-In Capital		Net
	Common		Paid-in	Shares to Be	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Equity
Balance at September 30, 2021	1,268,240,346	$1,268,240	$58,999,585	$—	$(60,207,991)	$59,834
Stock based compensation	—	—	31,775		—	31,775
Net Loss	—	—	—	—	(504,884)	(504,884)
Balance at December 31, 2021	1,268,240,346	$1,268,240	$59,031,360	$—	$(60,712,875)	$(413,275)

For the Three Months Ended December 31, 2020

			Additional	Additional Paid-In Capital		Net
	Common		Paid-in	Shares to Be	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Equity
Balance at September 30, 2020	1,250,740,346	$1,250,740	$58,728,308	$105,000	$(57,981,672)	$2,102,376
Common Stock issued in settlement of debt	17,500,000	17,500	87,500	(105,000)	—	—
Net Loss	—	—	—	—	(358,489)	(358,489)
Balance at December 31, 2020	1,268,240,346	$1,268,240	$58,815,808	$—	$(58,340,161)	$1,743,887

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31
	2021	2020
OPERATING ACTIVITIES
Net Loss	$(504,884)	$(358,489)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation	456	1,723
Stock Based Compensation	31,775	—
Gain on Derivative Financial Instruments	(80,314)	(51,738)
Debt Discount Amortization	21,844	48,460
Gain on Debt Extinguishment	—	(136,640)
Changes in Operating Assets and Liabilities:
Accounts Receivable	—	189,729
Prepaid Expenses and Other Current Assets	(218,473)	(185,225)
Accounts Payable	59,092	(103,046)
Accrued Interest Payable	116,394	116,637
Operating Lease Liabilities	—	18,523
Net Cash Used In Operating Activities	(574,110)	(460,066)

INVESTING ACTIVITIES
Insurance Proceeds Received	—	223,650
Investments in Oil and Gas Properties	(19,317)	(74,829)
Net Cash Provided By (Used In) Investing Activities	(19,317)	148,821

FINANCING ACTIVITIES
Payments on Notes Payable	—	(320,527)
Net Cash Used In Financing Activities	—	(320,527)

Net Decrease in Cash	(593,427)	(631,772)
Beginning Cash Balance	1,517,522	3,190,418
Ending Cash Balance	$924,095	$2,558,646

Supplemental Schedule of Cash Flow Activities:
Cash Paid for Interest, Net of Amounts Capitalized	$—	$96
Non-Cash Financing and Investing Activities:
Capital Expenditures in Accounts Payable	$26,253	$5,341
Common Stock Issued upon Conversion of Convertible Notes Payable and Accrued Interest	$—	$17,500

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

December 31, 2021

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company” or “GulfSlope”) is an independent oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana. The Company currently has under lease two federal Outer Continental Shelf blocks (referred to as “prospect,” “portfolio” or “leases”) and licensed three-dimensional (3-D) seismic data across its area of concentration.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The condensed financial statements included herein are unaudited. However, these condensed financial statements include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year. The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2021, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and filed with the Securities and Exchange Commission on December 29, 2021.

Cash

GulfSlope considers highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2021 and September 30, 2021.

Liquidity / Going Concern

The Company has incurred accumulated losses as of December 31, 2021 of $60.7 million, has negative working capital of $12.6 million and for the three months ended December 31, 2021 generated losses of $0.5 million. Further losses are anticipated in developing our business. As a result, there exists substantial doubt about our ability to continue as a going concern. As of December 31, 2021, we had $0.9 million of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures. The $10.0 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $12.1 million of current principal and accrued interest as of December 31, 2021. The Company plans to finance operations and planned expenditures through the issuance of equity securities, debt financings and farm-out agreements, asset sales or mergers. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all, or that obligations can be extended. If the Company is not successful in obtaining financing or extending obligations, operations would need to be curtailed or ceased, or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable

The Company records an accounts receivable for operations expense reimbursements due from joint interest partners and also from normal operations. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. If the Company determines any account to be uncollectible based on significant delinquency or other factors, the receivable and the underlying asset are assessed for recovery. As of December 31, 2021 and September 30, 2021, there was no allowance for doubtful accounts receivable. Gross accounts receivable was nil at December 31, 2021 and September 30, 2021, respectively.

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

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the amortization calculation until such time as they are either developed or abandoned. Unproved properties and properties under development are reviewed for impairment at least quarterly and are determined through an evaluation that considers, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. In countries where a reserve base has not yet been established, impairments are charged to earnings. At December 31, 2021, the Company continues to pursue the development of its unproved properties and is actively finalizing the permitting of the Tau #2 well. As such, project economics continue to support cost incurred plus future development therefore no impairment is required at December 31, 2021. However, without the commencement of drilling the Tau #2 well, lease block Ship Shoal 336 will expire on June 30, 2022 unless an extension is granted for the lease block. If drilling does not commence or an extension is not granted, then approximately 35% of the prospect cost will be required to be written off.

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired. The Company is currently evaluating one well for proved reserves and capitalized exploratory well costs remain pending the outcome of exploration activities involving the drilling of the Tau No. 2 well (twin well). Accordingly, these costs are included as suspended well costs at December 31, 2021 and it is expected that a final analysis will be completed in the next six months at which time the costs will be transferred to the full cost pool upon final evaluation.

As of December 31, 2021, the Company’s oil and gas properties consisted of unproved properties, wells in process and no proved reserves.

Due to a combination of the COVID-19 pandemic and related pressures on the global supply-demand balance for crude oil and related products, commodity prices have been volatile. The Company has evaluated the effect of these factors on its business and notes these factors have caused a delay in the plans for the Company’s 2022 drilling program. The Company continues to monitor the economic environment and evaluate the impact on the business.

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

Derivative Financial Instruments

The accounting treatment of derivative financial instruments requires that the Company record certain embedded conversion options and warrants as liabilities at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date with any change in fair value recorded as income or expense. As a result of entering into certain note agreements, for which such instruments contained a variable conversion feature with no floor, the Company had adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments issued after such variable conversion feature instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors, as long as the certain variable convertible instruments exist. During the three months ended December 31, 2020, the variable conversion feature instruments have been extinguished or modified to remove the variable conversion feature. See Note 6.

Prior to November 19, 2020, the Company had a certain note payable which contained a variable conversion feature with no floor, and accordingly, the Company had adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all stock-based instruments issued after such note payable was issued and prior to it being extinguished were classified as derivative liabilities, with the exception of instruments related to share-based compensation issued to employees or directors. Such sequencing policy ceased upon the extinguishment of the note payable on November 19, 2020.

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

As the Company has incurred losses for the three months ended December 31, 2021, and 2020, the potentially dilutive shares are anti-dilutive and are not added into the loss per share calculations. As of December 31, 2021, and 2020, there were 288,396,467 and 256,011,343 potentially dilutive shares, respectively.

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

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

The Company currently has under lease two federal Outer Continental Shelf blocks and has licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration. Our two leases expire on June 30, 2022, and October 31, 2025, respectively.

The Company, as the operator of two wells drilled in the United States Gulf of Mexico, has incurred tangible and intangible drilling costs for the wells in process and has billed its working interest partners for their respective share of the drilling costs to date. The intangible drilling and all other costs related to the first well have been impaired. The second well, Tau, was drilled to a measured depth of 15,254 feet, as compared to the originally permitted 29,857 foot measured depth. Producible hydrocarbon zones were not established to that depth, but hydrocarbon shows were encountered. Complex geomechanical conditions required two by-pass wellbores, one sidetrack wellbore, and eight casing strings to reach that depth. Equipment limitations prevented further drilling. In addition, the drilling rig had contractual obligations related to another operator. The Company elected to plug this well in a manner that would allow for re-entry at a later time. The Company is evaluating various options related to future operations in this wellbore and testing of the deeper Tau prospect. The Company plans to re-drill this prospect within the next twelve months, however, the impact of the COVID-19 pandemic on offshore operations is still under mitigation by operators and will influence the potential timing of a re-drill.

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

As of December 31, 2021, the Company’s oil and natural gas properties consisted of unproved properties, wells in process and no proved reserves. During the three months ended December 31, 2021 and 2020, the Company capitalized nil of interest expense to oil and natural gas properties, respectively, and approximately $0.05 million and $0.3 million of general and administrative expenses, capitalized to oil and natural gas properties, respectively. Without the commencement of drilling the Tau #2 well, lease block Ship Shoal 336 will expire on June 30, 2022, unless an extension is granted for the lease block. If drilling does not commence or an extension is not granted, then a portion of the prospect cost will be required to be written off.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into convertible promissory notes whereby it borrowed a total of $8,675,500 from John Seitz, the chief executive officer (“CEO”). The notes are due on demand, bear interest at the rate of 5% per annum, and $5,300,000 of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of December 31, 2021, the total amount owed to John Seitz is $8,675,500. This amount is included in loans from related parties within the condensed balance sheets. There was approximately $3.07 million and $2.63 million of unpaid interest associated with these loans included in accrued interest payable within the balance sheet as of December 31, 2021 and 2020, respectively.

On November 15, 2016, a family member of the CEO entered into a $50,000 convertible promissory note with associated warrants (“Bridge Financing”) under the same terms received by other investors (see Note 5).

Domenica Seitz CPA, related to John Seitz, has provided accounting services to the Company through September 30, 2020 as a consultant and beginning October 2020 as an employee. The total amount payable to Domenica Seitz is approximately $346,000 for unpaid past services as of December 31, and September 30, 2021, respectively. During the three months ended December 31, 2021 and 2020, salary of approximately $19,000, respectively was paid.

NOTE 5 – NOTES PAYABLE

PPP Loan

On April 16, 2020, GulfSlope Energy, Inc. entered into a promissory note (the “Note“) evidencing an unsecured $100,300 loan under the Paycheck Protection Program (the “PPP Loan“). The Paycheck Protection Program was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act“) and is administered by the U.S. Small Business Administration. The PPP Loan was made through Zions Bancorporation, N.A. dba Amegy Bank (the “Lender“). On December 17, 2020, the PPP Loan plus accrued interest of $662 was formally forgiven in full by the U.S. Small Business Administration. The forgiven loan balance and related interest totaling $100,962 was accounted for as a gain on debt extinguishment in the Condensed Statements of Operations during the three months ended December 31, 2020.

Insurance Note Payable

In November 2019, the Company purchased an insurance policy for approximately $241,000 and financed $220,629 of the premium by executing a note payable at an interest rate of 5.6%. The note was paid in full with the October 2020 payment. The balance of the note payable was nil and $21,527 at December 31, 2020 and September 30, 2020, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

 The Company’s convertible promissory notes consisted of the following as of September 30, 2021 and December 31, 2021.

	September 30, 2021			December 31, 2021
	Notes	Discount	Notes, Net of Discount	Notes	Discount	Notes, Net of Discount
Bridge Financing Notes	$227,000	$(50,337)	$176,663	$227,000	$(28,493)	$198,507
Total	$227,000	$(50,337)	$176,663	$227,000	$(28,493)	$198,507

Bridge Financing Notes

Between June and November 2016, the Company issued eleven convertible promissory notes (“Bridge Financing Notes”) with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000, including $222,000 from related parties. These notes and associated warrants had a maturity of one year (which has been extended at maturity to April 30, 2021), an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. The note balances as of December 31, 2021 and September 30, 2021 were $277,000, with unamortized debt discounts of approximately $28,000 and $6,000, respectively. Debt discount amortization for the three months ended December 31, 2021 and 2020 was approximately $22,000 and $5,000, respectively. As noted above, on April 30, 2021, the maturity date related to these notes and associated warrants was extended to April 30, 2022. In consideration for the extension of the notes in April 2021, the Company extended the term of the related warrants until April 30, 2022 and recognized approximately $87,000 of additional debt discount which represented the incremental value of the modified warrants over the pre-modification warrants.

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

In November 2020, the Company made a $300,000 payment in full to satisfy the remaining balance of the convertible debenture and a gain on extinguishment of debt was recognized in the amount of $35,678.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s derivative financial instruments that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2021, respectively:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)		Total Fair Value as of
Derivative Financial Instrument at September 30, 2021	$		$(1,201,656)	$		$(1,201,656)

Derivative Financial Instrument at December 31, 2021		$—	$(1,121,342)		$—	$(1,121,342)

The change in derivative financial instruments for the three months ended December 31, 2021 is as follows:

September 30, 2021 balance	$(1,201,656)
New derivative instruments issued	—
Derivative instruments extinguished	—
Change in fair value	80,314
December 31, 2021 balance	$(1,121,342)

Non-recurring fair value assessments include impaired oil and natural gas property assessments and stock-based compensation. There was no impairment charge recorded for the quarters ended December 31, 2021 and 2020, respectively. The Company recorded stock-based compensation of approximately $32,000 and nil for the three months ended December 31, 2021 and 2020, respectively.

NOTE 8 – COMMON STOCK/PAID IN CAPITAL

Three Months Ended December 31, 2020

In October 2020 the Company issued approximately 17.5 million common shares with a fair value of approximately $0.1 million that were reflected on the September 30, 2020 balance sheet as additional paid in capital – shares to be issued.

NOTE 9 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using the Black Scholes option pricing model, and is recognized over the vesting period. The Company recognized stock-based compensation of approximately $32,000 and nil for the three months ended December 31, 2021 and 2020, respectively. Of the $32,000 of stock-based compensation recognized for the three months ended December 31, 2021, all was recorded as compensation expense within general and administrative expense.

The following table summarizes the Company’s stock option activity during the three months ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2021	146,000,000	$0.0444
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2021	146,000,000	$0.0444	3.51
Vested and expected to vest	146,000,000	$0.0444	3.51
Exercisable at December 31, 2021	125,500,000	$0.0510	3.43

As of December 31, 2021, there was no unrecognized stock-based compensation expense.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations, or claims are currently pending against us or involve the Company.

In July 2018, the Company entered into a 39 month lease for approximately 5,000 square feet of office space in 4 Houston Center in downtown Houston. Annual base rent is approximately $94,000 for the first 18 months, increasing to approximately $97,000 and $99,000 respectively during the remaining term of the lease. The lease term ended on September 30, 2021, and the Company entered into a twelve-month lease that can be terminated with at least 30 days prior written notice.

The Company reached an agreement in August 2018 for the settlement of approximately $1 million in debt owed to a third party. As required under the terms of the settlement, the Company made a payment of approximately $0.16 million in cash and 10 million shares of common stock at such time. The agreement also contained a provision such that upon the sale of the common stock by the holder, if the proceeds received were not sufficient to fully satisfy the original debt balance, additional payment by the Company will be made under a mutually agreed payment plan. If the stock is sold for a gain any surplus in excess of $1.3 million shall be a credit against future purchases. The agreement was determined to meet the definition of a derivative in accordance with ASC 815. At December 31, 2021, there is a derivative financial instrument liability recorded of approximately $0.7 million related to this agreement.

NOTE 11 – SUBSEQUENT EVENTS

The Company completed a review and analysis of all events that occurred after the condensed balance sheet date to determine if any such events must be reported and has determined that there are no other subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the notes to those financial statements included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, such as those statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Known material risks that may affect our financial condition and results of operations are discussed in Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended September 30, 2021 and this Quarterly Report on Form 10-Q, Part II, Item 1A, Risk Factors, and may be discussed or updated from time to time in subsequent reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We assume no obligation, nor do we intend to update these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “GulfSlope” “we,” “us,” “our” and the “Company” refer to GulfSlope Energy, Inc.

Overview

GulfSlope Energy, Inc. is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico federal waters. We are a technically driven company and we use our licensed 2.2 million acres of advanced three-dimensional (“3-D”) seismic data to identify, evaluate, and acquire assets with attractive economic profiles. GulfSlope Energy commenced commercial operations in March 2013. GulfSlope Energy was originally organized as a Utah corporation in 2004 and became a Delaware corporation in 2012. We have focused our operations in the US Gulf of Mexico because we believe this area provides us with favorable geologic and economic conditions, including multiple reservoir formations, comprehensive geologic databases, extensive infrastructure, relatively favorable royalty regime, and an attractive acquisition market and because our management and technical teams have significant experience and technical expertise in this geologic province. Additionally, we licensed 2.2 million acres of advanced 3-D seismic data, a significant portion of which has been enhanced by new, state-of-the-art reprocessing and noise attenuation techniques including reverse time migration depth imaging. We have used our broad regional seismic database and our reprocessing efforts to generate and high-grade oil and natural gas prospects. The use of our extensive seismic database, coupled with our ability, knowledge, and expertise to effectively reprocess this seismic data, allows us to further optimize our drilling operations and to effectively evaluate acquisition and joint venture opportunities. We consistently assess our prospect inventory in order to deploy capital as efficiently as possible. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns

We have historically operated our business with working capital deficits and these deficits have been funded by equity and debt investments and loans from management. As of December 31, 2021, we had $0.9 million of cash on hand. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures through February 2023. The Company plans to finance operations and planned expenditures through equity and/or debt financings, farm-out agreements, and/or other transactions. There are no assurances that financing will be available with acceptable terms, if at all.

Competitive Advantages

Experienced management. Our management team has a track record of finding, developing and producing oil and natural gas in various hydrocarbon producing basins including the US Gulf of Mexico. Our team has significant experience in acquiring and operating oil and natural gas producing assets worldwide with particular emphasis on conventional reservoirs. We deployed a technical team with over 150 years of combined industry experience finding and developing oil and natural gas in the development and execution of our technical strategy. We believe the application of advanced geophysical techniques on a specific geographic area with unique geologic features such as conventional reservoirs whose trapping configurations have been obscured by overlying salt layers provides us with a competitive advantage.

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

Industry leading position in our core area. We have licensed 2.2 million acres of 3-D seismic data which covers over 440 Outer Continental Shelf (“OCS”) Federal lease blocks on the highly prolific Louisiana outer shelf, offshore US Gulf of Mexico. We believe the proprietary and state-of-the-art reprocessing of our licensed 3-D seismic data, along with our proprietary and leading-edge geologic depositional and petroleum trapping models, gives us an advantage in identifying and high grading drilling and acquisition opportunities in our core area.

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

Lease Strategy

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

We currently hold two leases, and we are evaluating the acquisition of additional leases in our core area. Our two leases have a five-year primary term, expiring on June 30, 2022, and October 31, 2025. The Bureau of Ocean Energy Management’s (“BOEM”) regulatory framework provides multiple options for leaseholders to apply to receive extensions of lease terms under specified conditions. GulfSlope is exploring all options contained in BOEM’s regulatory framework to extend the terms of the leases. Additional prospective acreage can be obtained through lease sales, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic licensing, acquisition, processing, and/or interpretation may become highly advantageous, to more precisely define the most optimal drillable location(s), particularly for development of discoveries.

Acquisition Strategy

We are encouraged by a combination of macroeconomic factors that make the US Gulf of Mexico an attractive target for producing property acquisitions. Transaction activity has remained low despite the ongoing recovery of commodity prices for oil and gas. Current holders of production are dominated by the historically active major oil and gas companies and a smaller set of pure play companies. Compelling motivations exist for many of these companies to divest, as US Gulf of Mexico producing assets may no longer be core holdings, given the competition for capital within their portfolios. Multiple existing holders of production have stated their intention to exit the US Gulf of Mexico. GulfSlope is a proven qualified operator in the US Gulf of Mexico and the management team has broad and deep offshore experience.

Accordingly, we continue to identify and evaluate potential producing property acquisitions in the offshore US Gulf of Mexico, taking advantage of our highly specialized subsurface and engineering capabilities, knowledge, and expertise. Any merger or acquisition is likely to be financed through the issuance of debt and/or equity securities.

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

Recent Developments

The Company has been conducting pre-drill operations for the Tau prospect which is anticipated to be re-drilled to a total depth of approximately 21,000 feet. The Exploration Plan has been filed with and approved by BOEM and the Application for Permit to Drill has been filed with the Bureau of Safety and Environmental Enforcement and is pending approval. We are currently engaged in the process of seeking additional partners for the drilling of the Tau #2 well.

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

On July 27, 2020, the Company entered into a settlement with the Underwriters of a well control events insurance policy covering certain claims associated with the drilling of the Company’s Tau Prospect during May 2019. In accordance with the settlement, in lieu of the insurer paying for the redrill of the well and for a complete release of any further liability under the insurance policy, the Company received approximately $6.6 million in cash net to its 25% working interest.

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

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the amortization calculation until such time as they are either developed or abandoned. Unproved properties and properties under development are reviewed for impairment at least quarterly and are determined through an evaluation considering, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. In countries where a reserve base has not yet been established, impairments are charged to earnings. At December 31, 2021, the Company continues to pursue the development of its unproved properties and is actively finalizing the permitting of the Tau #2 well. As such, project economics continue to support cost incurred plus future development therefore no impairment is required at December 31, 2021. However, without the commencement of drilling the Tau #2 well, lease block Ship Shoal 336 will expire on June 30, 2022 unless an extension is granted for the lease block. If drilling does not commence or an extension is not granted, then a portion of the prospect cost will be required to be written off.

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense if the exploratory well is determined to be impaired. The Company is currently evaluating one well for proved reserves and capitalized exploratory well costs remain pending the outcome of exploration activities involving the drilling of the Tau No. 2 well (twin well). Accordingly, these costs are included as suspended well costs at December 31, 2021 and it is expected that a final analysis will be completed in the next six months at which time the costs will be transferred to the full cost pool upon final evaluation.

As of December 31, 2021, the Company’s oil and gas properties consisted of wells in process, capitalized exploration and acquisition costs for unproved properties and no proved reserves.

Due to a combination of the COVID-19 pandemic and related pressures on the global supply-demand balance for crude oil and related products, commodity prices have been volatile. The Company has evaluated the effect of these factors on its business and notes these factors have caused a delay in the plans for the Company’s 2022 drilling program. The Company continues to monitor the economic environment and evaluate the impact on the business.

Property and equipment are carried at cost. We assess the carrying value of our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

There has been no change to our critical accounting policies as included in our annual report on Form 10-K as of September 30, 2021, which was filed with the Securities and Exchange Commission on December 29, 2021.

Three Months Ended December 31, 2021, Compared to Three Months Ended December 31, 2020

There was no revenue during the three months ended December 31, 2021 and 2020. General and administrative expenses were approximately $0.4 million for the three months ended December 31, 2021, compared to approximately $0.4 million for the three months ended December 31, 2020. Net interest expense was approximately $138,000 for the three months ended December 31, 2021 as compared to approximately $165,000 for the three months ended December 31, 2020 net of approximately $1,000 of interest income. Gain on debt extinguishment was nil and approximately $137,000 for the three months ended December 31, 2021and 2020, respectively. Gain on derivative financial instruments was approximately $80,000 and $52,000 for the three months ended December 31, 2021 and 2020, respectively, which was caused by the change in fair value of the underlying derivative financial instruments.

Liquidity and Capital Resources

The Company has incurred accumulated losses for the period from inception to December 31, 2021, of approximately $60.7 million, and has a negative working capital of $12.6 million. For the three months ended December 31, 2021, the Company has generated losses of approximately $0.5 million and net cash used in operations of approximately $0.6 million. As of December 31, 2021, there was $0.9 million of cash on hand. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through February 2023. The $10 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations and accrued interest, which amounted to approximately $12.1 million as of December 31, 2021. The Company plans to finance operations and planned expenditures through the issuance of equity securities, debt financings, farm-out agreements, mergers or other transactions. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended December 31, 2021, the Company used approximately $0.6 million of net cash used in operating activities, compared with approximately $0.5 million of net cash used in operating activities for the three months ended December 31, 2020. For the three months ended December 31, 2021, approximately $0.02 million of cash was used in investing activities compared with approximately $0.1 million of cash provided by investing activities for the three months ended December 31, 2020. For the three months ended December 31, 2021, the Company used nil of net cash in financing activities compared with approximately $0.3 million used in financing activities for the three months ended December 31, 2020 to pay notes payable.

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

As noted in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, the design and operating effectiveness of our controls were adequate to ensure that certain account analysis and accounting judgments related to certain estimates throughout the year were properly accounted for and reviewed in a timely manner.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading Part I, Item 1A. “Risk Factors” included in our September 30, 2021 Annual Report, and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The risks and uncertainties described below should be read together with those disclosed in our 2021 Form 10-K, Annual Report filed with the SEC on December 29, 2021 and our other SEC filings.

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

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	February 14 ,2022	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	February 14, 2022	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer