Form 10-Q
period 2022-03-31
GULFSLOPE ENERGY, INC.
filed 2022-05-16
CIK 1341726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, on May 12, 2022, was 1,268,240,346.

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

PART I – FINANCIAL STATEMENTS (Unaudited)

March 31, 2022

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

GulfSlope Energy, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2022	September 30, 2021
Assets
Current Assets
Cash	$541,193	$1,517,522
Prepaid Expenses and Other Current Assets	208,531	54,398
Total Current Assets	749,724	1,571,920
Property and Equipment, net	1,211	1,845
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	9,088,448	12,124,720
Total Non-Current Assets	9,089,659	12,126,565
Total Assets	$9,839,383	$13,698,485
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$61,035	$52,814
Related Party Payable	404,469	404,469
Related Party Accrued Interest Payable	3,180,987	2,961,689
Loans from Related Parties	8,725,500	8,725,500
Accrued Interest Payable	126,940	115,860
Convertible Notes Payable, net of Debt Discount	219,876	176,663
Derivative Financial Instruments	1,385,887	1,201,656
Total Current Liabilities	14,104,694	13,638,651
Total Liabilities	14,104,694	13,638,651
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000,000 shares; issued and outstanding 1,268,240,346 as of March 31, 2022 and September 30, 2021, respectively	1,268,240	1,268,240
Additional Paid-in-Capital	59,031,360	58,999,585
Accumulated Deficit	(64,564,911)	(60,207,991)
Total Stockholders’ Equity (Deficit)	(4,265,311)	59,834
Total Liabilities and Stockholders’ Equity (Deficit)	$9,839,383	$13,698,485

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—
Impairment of Oil and Natural Gas Properties	3,093,693	—	3,093,693	—
General and Administrative Expenses	358,445	373,937	805,406	756,053
Net Loss from Operations	(3,452,138)	(373,937)	(3,899,099)	(756,053)
Other Income/(Expenses):
Interest Expense	(135,353)	(118,429)	(273,590)	(283,180)
Gain on Debt Extinguishment	—	—	—	136,640
Loss on Derivative Financial Instrument	(264,545)	(508,653)	(184,231)	(456,915)
Net Loss Before Income Taxes	(3,852,036)	(1,001,019)	(4,356,920)	(1,359,508)
Provision for Income Taxes	—	—	—	—
Net Loss	$(3,852,036)	$(1,001,019)	$(4,356,920)	$(1,359,508)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	1,268,240,346	1,268,240,346	1,268,240,346	1,267,374,961

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(unaudited)

For the Three Months Ended March 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2021	1,268,240,346	$1,268,240	$59,031,360	$(60,712,875)	$(413, 275)
Net Loss	—	—	—	(3,852,036)	(3,852,036)
Balance at March 31, 2022	1,268,240,346	$1,268,240	$59,031,360	$(64,564,911)	$(4,265,311)

For the Three Months Ended March 31, 2021

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	1,268,240,346	$1,268,240	$58,815,808	$(58,340,161)	$1,743,887
Stock based compensation	—	—	32,550	—	32,550
Net Loss	—	—	—	(1,001,019)	(1,001,019)
Balance at March 31, 2021	1,268,240,346	$1,268,240	$58,848,358	$(59,341,180)	$775,418

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(unaudited)

For the Six Months Ended March 31, 2022

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at September 30, 2021	1,268,240,346	$1,268,240	$58,999,585	$(60,207,991)	$59,834
Stock based compensation	—	—	31,775	—	31,775
Net Loss	—	—	—	(4,356,920)	(4,356,920)
Balance at March 31, 2022	1,268,240,346	$1,268,240	$59,031,360	$(64,564,911)	$(4,265,311)

For the Six Months Ended March 31, 2021

	Common Stock		Additional Paid-In	Additional Paid-In Capital Shares to Be	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance at September 30, 2020	1,250,740,346	$1,250,740	$58,728,308	$105,000	$(57,981,672)	$2,102,376
Common Stock issued in settlement of debt interest	17,500,000	17,500	87,500	(105,000)	—	—
Stock based compensation	—	—	32,550	—	—	32,550
Net Loss	—	—	—	—	(1,359,508)	(1,359,508)
Balance at March 31, 2021	1,268,240,346	$1,268,240	$58,848,358	$—	$(59,341,180)	$775,418

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31
	2022	2021
OPERATING ACTIVITIES
Net Loss	$(4,356,920)	$(1,359,508)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Impairment of Oil and Natural Gas Properties	3,093,693	—
Capitalization of Interest Expense	—	—
Depreciation	633	3,667
Stock Based Compensation	31,775	32,550
Loss on Derivative Financial Instruments	184,231	456,915
Debt Discount Amortization	43,213	53,219
Gain on Debt Extinguishment	—	(136,640)
Changes in Operating Assets and Liabilities:
Accounts Receivable	—	41,364
Prepaid Expenses and Other Current Assets	(154,134)	(111,816)
Accounts Payable	(23,737)	(189,205)
Accrued Interest Payable	230,378	230,621
Operating Lease Liabilities	—	12,503
Net Cash Used In Operating Activities	(950,868)	(966,330)

INVESTING ACTIVITIES
Insurance Proceeds Received	—	223,650
Equipment Purchases	—	(2,165)
Proceeds from Sale of Pipe	—	133,108
Investments in Oil and Gas Properties	(25,461)	(92,976)
Net Cash Provided By (Used In) Investing Activities	(25,461)	261,617

FINANCING ACTIVITIES
Proceeds from Issuance of Convertible Notes Payable	—	—
Payments on Notes Payable	—	(320,527)
Net Cash Used In Financing Activities	—	(320,527)

Net Decrease in Cash	(976,329)	(1,025,240)
Beginning Cash Balance	1,517,522	3,190,418
Ending Cash Balance	$541,193	$2,165,178

Supplemental Schedule of Cash Flow Activities:
Cash Paid for Interest, Net of Amounts Capitalized	$—	$96
Non-Cash Financing and Investing Activities:
Capital Expenditures in Accounts Payable	$31,960	$1,959
Common Stock Issued upon Conversion of Convertible Notes Payable and Accrued Interest	$—	$105,000

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

March 31, 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company” or “GulfSlope”) is an independent oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana. The Company currently has under lease two federal Outer Continental Shelf blocks (referred to as “prospect”, “portfolio” or “leases”) and licensed three-dimensional (3-D) seismic data across its area of concentration. Our leases expire on June 30, 2022 and October 31, 2025, respectively.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The condensed financial statements included herein are unaudited. However, these condensed financial statements include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2021, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and filed with the Securities and Exchange Commission on December 29, 2021.

Cash

GulfSlope considers highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2022 and September 30, 2021.

Liquidity / Going Concern

The Company has incurred accumulated losses as of March 31, 2022 of $64.6 million, has negative working capital of $13.3 million and for the six months ended March 31, 2022 generated losses of $4.4 million. Further losses are anticipated in developing our business. As a result, there exists substantial doubt about our ability to continue as a going concern. As of March 31, 2022, we had $0.5 million of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures. The $10.0 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $12.3 million of current principal and accrued interest as of March 31, 2022. The Company plans to finance operations and planned expenditures through the issuance of equity securities, debt financings and farm-out agreements, asset sales or mergers. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all, or that obligations can be extended. If the Company is not successful in obtaining financing or extending obligations, operations would need to be curtailed or ceased, or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable

The Company records an accounts receivable for operations expense reimbursements due from joint interest partners, and also from normal operations. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. If the Company determines any account to be uncollectible based on significant delinquency or other factors, the receivable and the underlying asset are assessed for recovery. As of March 31, 2022 and September 30, 2021, there was no allowance for doubtful accounts receivable. Gross accounts receivable was nil at March 31, 2022 and September 30, 2021, respectively.

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

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the amortization calculation until such time as they are either developed or abandoned. Unproved properties and properties under development are reviewed for impairment at least quarterly and are determined through an evaluation that considers, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. In countries where a reserve base has not yet been established, impairments are charged to earnings. For the quarter ended March 31, 2022, the Company has taken an impairment of approximately $3.1 million for all of the costs associated with one of the Tau Prospect leases that will expire within the next ninety days. The Company continues to actively pursue the development of its remaining unproved properties.

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense when the exploratory well costs are determined to be impaired. Capitalized exploratory well costs have been pending the outcome of exploration activities involving the drilling of the Tau No. 2 well (twin well). During the quarter ended March 31, 2022 approximately $3.1 million of these suspended well costs have been impaired. The impairment charge was recorded because without the commencement of drilling the Tau #2 well or a lease extension being granted, one of the Tau Prospect lease blocks will expire on June 30, 2022. Since the Tau prospect extends over two lease blocks, costs associated with the remaining Tau lease block remain capitalized.

As of March 31, 2022, the Company’s oil and gas properties consisted of unproved properties, wells in process and no proved reserves.

A combination of Biden administration actions regarding oil and gas exploration on federal lands and world events have placed tremendous pressures on the global supply-demand balance for crude oil and related products resulting in volatile commodity prices. The Company has evaluated the effect of these factors on its business and notes these factors have caused a delay in the plans for the Company’s 2022 drilling program. The Company continues to monitor the economic environment and evaluate the impact on the business.

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

Derivative Financial Instruments

The accounting treatment of derivative financial instruments requires that the Company record certain embedded conversion options and warrants as liabilities at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date with any change in fair value recorded as income or expense. As a result of entering into certain note agreements, for which such instruments contained a variable conversion feature with no floor, the Company had adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments issued after such variable conversion feature instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors, as long as the certain variable convertible instruments exist. During the three months ended December 31, 2020, the variable conversion feature instruments were extinguished or modified to remove the variable conversion feature. See Note 7.

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

As the Company has incurred losses for the three and six months ended March 31, 2022 and 2021, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of March 31, 2022 and 2021, there were 288,070,151 and 298,285,026 potentially dilutive shares, respectively.

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

The Company, as the operator of two wells drilled in the United States Gulf of Mexico, has incurred tangible and intangible drilling costs for the wells in process and has billed its working interest partners for their respective share of the drilling costs to date. The intangible drilling and all other costs related to the first well have been impaired. The second well, Tau, was drilled to a measured depth of 15,254 feet, as compared to the originally permitted 29,857 foot measured depth. Producible hydrocarbon zones were not established to that depth, but hydrocarbon shows were encountered. Complex geomechanical conditions required two by-pass wellbores, one sidetrack wellbore, and eight casing strings to reach that depth. Equipment limitations prevented further drilling operations. The Company has determined that the optimum way to test the Tau Prospect is through a redrill. However, the Biden administration’s actions regarding oil and gas exploration on federal lands and the volatility of commodity prices have impacted the timing of a potential redrill.

As of March 31, 2022, the Company’s oil and natural gas properties consisted of unproved properties, wells in process and no proved reserves. During the six months ended March 31, 2022 and 2021, an impairment charge of approximately $3.1 million and nil has been recorded. The impairment charge was recorded because without the commencement of drilling the Tau #2 well or a lease extension being granted, one of the Tau Prospect lease blocks will expire on June 30, 2022. Interest has not been capitalized for the six months ended March 31, 2022 and 2021, respectively, and approximately $0.06 million and $0.03 million of general and administrative expenses have been capitalized to oil and natural gas properties for the six months ended March 31, 2022 and 2021, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into convertible promissory notes whereby it borrowed a total of approximately $8.7 million from John Seitz, the chief executive officer (“CEO”). The notes are due on demand, bear interest at the rate of 5% per annum, and approximately $5.3 million of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of March 31, 2021, the total amount owed to John Seitz is approximately $8.7 million. This amount is included in loans from related parties within the condensed balance sheets. There is approximately $3.2 million of unpaid interest associated with these loans included in accrued interest payable within the balance sheet as of March 31, 2022.

On November 15, 2016, a family member of the CEO entered into a $50,000 convertible promissory note with associated warrants (“Bridge Financing”) under the same terms received by other investors (see Note 6).

Domenica Seitz CPA, related to John Seitz, has provided accounting services to the Company through September 30, 2020 as a consultant and beginning October 2020 as an employee. During the three months ended March 31, 2022 and 2021, the services provided were valued at approximately $19,000, respectively. During the six months ended March 31, 2022 and 2021, the services provided were valued at approximately $38,000, respectively

NOTE 5 – NOTE PAYABLE

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The Company’s convertible promissory notes consisted of the following as of September 30, 2021 and March 31, 2022.

	September 30, 2021			March 31, 2022
	Notes	Discount	Notes, Net of Discount	Notes	Discount	Notes Net of Discount
Bridge Financing Notes	$227,000	$(50,337)	$176,663	$227,000	$(7,124)	$219,876
Total	$227,000	$(50,337)	$176,663	$227,000	$(7,124)	$219,876

Bridge Financing Notes

Between June and November 2016, the Company issued eleven convertible promissory notes (“Bridge Financing Notes”) with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000, including $222,000 from related parties. These notes and associated warrants had a maturity of one year (which has been extended at maturity to April 30, 2022), an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. The note balances as of March 31, 2022 and September 30, 2021 were $277,000, with unamortized debt discounts of approximately $7,000 and $50,000, respectively. Debt discount amortization for the three months ended March 31, 2022 and 2021 was approximately $21,000 and $5,000, respectively. Debt discount amortization for the six months ended March 31, 2022 and 2021 was approximately $43,000 and $10,000, respectively. The maturity date related to these notes and associated warrants was extended to April 30, 2022.

June 2019 Convertible Debenture

In November 2020, the Company made a $300,000 payment in full to satisfy the remaining balance of the convertible debenture and a gain on extinguishment of debt was recognized in the amount of $35,678. Debt discount amortization for the six months ended March 31, 2021 was approximately $43,000.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s derivative financial instruments that were accounted for at fair value on a recurring basis as of September 30, 2021 and March 31, 2022, respectively:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)		Total Fair Value as of
Derivative Financial Instrument at September 30, 2021	$		$(1,201,656)	$		$(1,201,656)

Derivative Financial Instrument at March 31, 2022		$—	$(1,385,887)		$—	$(1,385,887)

The change in derivative financial instruments for the six months ended March 31, 2022 is as follows:

September 30, 2021 balance	$(1,201,656)
New derivative instruments issued	—
Derivative instruments extinguished	—
Change in fair value	(184,231)
March 31, 2022 balance	$(1,385,887)

Non-recurring fair value assessments include impaired oil and natural gas property assessments and stock-based compensation. An impairment charge of approximately $3.1 million and nil was recorded for the quarters ended March 31, 2022 and 2021, respectively. The Company recorded stock-based compensation of nil and approximately $33,000 for the three months ended March 31, 2022 and 2021, respectively. The Company recorded stock-based compensation of approximately $32,000 and approximately $33,000 for the six months ended March 31, 2022 and 2021, respectively.

NOTE 8 – COMMON STOCK/PAID IN CAPITAL

Six Months Ended March 31, 2021

In October 2020, the Company issued approximately 17.5 million common shares with a fair value of approximately $0.1 million that were reflected on the September 30, 2020 balance sheet as additional paid in capital – shares to be issued

NOTE 9 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using the Black Scholes option pricing model, and is recognized over the vesting period. The Company recognized stock-based compensation of nil and approximately $33,000 for the three months ended March 31, 2022 and 2021, respectively. Of the $33,000 of stock compensation expense for the three months ended March 31, 2021 all was recorded as general and administrative expense. The Company recognized stock-based compensation of approximately $32,000 and approximately $33,000 for the six months ended March 31, 2022 and 2021, respectively. All of these amounts were recorded as general and administrative expense for each respective period.

The following table summarizes the Company’s stock option activity during the six months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2021	146,000,000	$0.0444
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2022	146,000,000	$0.0444	3.3
Vested and expected to vest	146,000,000	$0.0444	3.3
Exercisable at March 31, 2022	146,000,000	$0.0444	3.3

As of March 31, 2022, there were no unrecognized stock-based compensation expense.

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

The Company reached an agreement in August 2018 for the settlement of approximately $1 million in debt owed to a third party. As required under the terms of the settlement, the Company made a payment of approximately $0.16 million in cash and 10 million shares of common stock at such time. The agreement also contained a provision such that upon the sale of the common stock by the holder, if the proceeds received were not sufficient to fully satisfy the original debt balance, additional payment by the Company will be made under a mutually agreed payment plan. If the stock is sold for a gain any surplus in excess of $1.3 million shall be a credit against future purchases. The agreement was determined to meet the definition of a derivative in accordance with ASC 815. At March 31, 2022, there is a derivative financial instrument liability recorded of approximately $0.7 million related to this agreement.

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

Overview

GulfSlope Energy, Inc. is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico federal waters. We are a technically driven company and we use our licensed 2.2 million acres of advanced three-dimensional (“3-D”) seismic data to identify, evaluate, and acquire assets with attractive economic profiles. GulfSlope Energy commenced commercial operations in March 2013. GulfSlope Energy was originally organized as a Utah corporation in 2004 and became a Delaware corporation in 2012. We have focused our operations in the US Gulf of Mexico because we believe this area provides us with favorable geologic and economic conditions, including multiple reservoir formations, comprehensive geologic databases, extensive infrastructure, relatively favorable royalty regime, and an attractive acquisition market and because our management and technical teams have significant experience and technical expertise in this geologic province. Additionally, we licensed 2.2 million acres of advanced 3-D seismic data, a significant portion of which has been enhanced by new, state-of-the-art reprocessing and noise attenuation techniques including reverse time migration depth imaging. We have used our broad regional seismic database and our reprocessing efforts to generate and high-grade oil and natural gas prospects. The use of our extensive seismic database, coupled with our ability, knowledge, and expertise to effectively reprocess this seismic data, allows us to further optimize our drilling operations and to effectively evaluate acquisition and joint venture opportunities. We consistently assess our prospect inventory in order to deploy capital as efficiently as possible. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns

We have historically operated our business with working capital deficits and these deficits have been funded by equity and debt investments and loans from management. As of March 31, 2022, we had $0.5 million of cash on hand. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures through May 2023. The Company plans to finance operations and planned expenditures through equity and/or debt financings, farm-out agreements, and/or other transactions. There are no assurances that financing will be available with acceptable terms, if at all.

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

Technical Strategy

We believe that a major obstacle to identifying potential hydrocarbon accumulations globally has been the inability of seismic technology to accurately image deeper geologic formations because of overlying massive, extensive, and complex salt bodies. Large and thick laterally extensive subsurface salt layers highly distort the seismic ray paths traveling through them, which often has led to misinterpretation of the underlying geology and the potential major accumulations of oil and gas. We believe the opportunity exists for a technology-driven company to extensively apply advanced seismic acquisition and processing technologies, with the goal of achieving attractive commercial discovery rates for exploratory wells, and their subsequent appraisal and development, potentially having a very positive impact on returns on invested capital. These tools and techniques have been proven to be effective in deep water exploration and production worldwide, and we are using them to identify and drill targets below the salt bodies in an area of the shallower waters of the US Gulf of Mexico where industry activity has largely been absent for over 20 years. GulfSlope management led the early industry teams in their successful efforts to discover and develop five new fields below the extensive salt bodies in our core area during the 1990’s, which have produced over 125 million barrels of oil equivalent.

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

Outlook

In the first calendar quarter of 2020, the COVID-19 outbreak spread quickly across the globe. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, such as stay-at-home orders, closures of restaurants and banning of group gatherings resulted in a severe drop in general economic activity, as well as a corresponding decrease in global energy demand. Additionally, the risks associated with COVID-19 impacted our workforce and the way we meet our business objectives. Due to concerns over health and safety, we asked our employees to work remotely. In 2021 we began to plan a process to phase employees to return to the office. Working remotely has not significantly impacted our ability to maintain operations or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of these measures. In addition, actions by the Organization of Petroleum Exporting Countries and other high oil exporting countries like Russia (“OPEC+”) have negatively impacted crude oil prices throughout 2020 and early 2021. These rapid and unprecedented events pushed crude oil storage near capacity and drove prices down significantly. On January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the elimination of subsidies provided to the fossil fuel industry, increased production of offshore wind energy and increased emphasis on climate-related risks across governmental agencies and economic sectors. The Biden Administration has also taken actions to limit oil and gas development activities on the OCS. Other actions that could be pursued by the Biden Administration include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquefied natural gas export facilities, as well as more stringent emissions standards for oil and gas facilities. These events have been the primary cause of the significant supply-and-demand imbalance for oil, first significantly lowering oil pricing and later significantly increasing oil pricing. The uncertainty in the trajectory of oil and gas prices and in future government actions, has greatly affected energy companies plans and budgets and may continue to exist in future periods. The Company has evaluated the effect of these factors on its business and the Company has determined that these factors will most likely cause a delay in the Company’s 2022 drilling program. The Company continues to monitor the economic environment and evaluate its continuing impact on the business.

Recent Developments

The Company has conducted pre-drill operations for the re-drill of the Tau Prospect to a total depth of approximately 21,000’. The Exploration Plan for drilling has been filed with and approved by Bureau of Ocean Energy Management and the Application for Permit to Drill that was filed with the Bureau of Safety and Environmental Enforcement is pending approval. Insurance and bonding for the drilling of the well remains to be put into place and are required to secure the approvals to drill. Drilling of the well would hold the lease past the expiration of its current term.

Unfortunately, the turmoil of the past few years regarding the Covid 19 pandemic, the wild swings in commodity pricing and the actions taken by the Biden administration actively opposing oil and gas activities on Federal lands, have all combined to create great uncertainty and confusion regarding future industry activity in exploration for new reserves of oil and gas. At the present time, the Company has been unable to secure adequate terms for partnering in the redrill of the Tau well. The Company believes that the current shortages of oil and gas will force the re-evaluation of the industry pause in exploration activity, and accordingly has shifted its focus to the re-drill of the Tau Prospect from the second lease on which more time exits to conduct this activity. This lease expires in 2025.

The Company has been and continues to be active in the evaluation of potential mergers and producing property acquisitions that it deems attractive opportunities. Any such merger or acquisition is likely to be financed through a combination of debt and equity. As a qualified operator in the U S Gulf of Mexico, the Company has the ability to acquire operated production.

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense when the exploratory well costs are determined to be impaired. Capitalized exploratory well costs have been pending the outcome of exploration activities involving the drilling of the Tau No. 2 well (twin well). During the quarter ended March 31, 2022 approximately $3.1 million of these suspended well costs have been impaired. The impairment charge was recorded because without the commencement of drilling the Tau #2 well or a lease extension being granted, one of the Tau Prospect lease blocks will expire on June 30, 2022. Since the Tau prospect extends over two lease blocks, costs associated with the remaining Tau lease block remain capitalized.

As of March 31, 2022, the Company’s oil and gas properties consisted of wells in process, capitalized exploration and acquisition costs for unproved properties and no proved reserves.

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

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

There was no revenue during the three months ended March 31, 2022 and 2021. We incurred approximately $3.1 million of impairment of oil and natural gas properties for the three months ended March 31, 2022 and nil for the three months ended March 31, 2021. This is due to the impending expiration of our oil and gas lease and the write off of a portion of the capitalized costs of our Tau prospect during the quarter ended March 31, 2022. General and administrative expenses were approximately $0.4 million for the three months ended March 31, 2022, and approximately $0.4 million for the three months ended March 31, 2021. Net interest expense was approximately $135,000 for the three months ended March 31, 2022 and approximately $118,000 for the three months ended March 31, 2021. Loss on debt extinguishment was nil for the three months ended March 31, 2022 and 2021, respectively. Loss on derivative financial instruments was approximately $0.3 million for the three months ended March 31, 2022 and approximately $0.5 million for the three months ended March 31, 2021.

Six Months Ended March 31, 2022, Compared to Six Months Ended March 31, 2021

There was no revenue during the six months ended March 31, 2022 and March 31, 2021. We incurred approximately $3.1 million of impairment of oil and natural gas properties for the six months ended March 31, 2022 and nil for the six months ended March 31, 2021. This is due to the impending expiration of our oil and gas lease and the write off of a portion of the capitalized costs of our Tau prospect during the quarter ended March 31, 2022. General and administrative expenses were approximately $0.8 million for the six months ended March 31, 2022, compared to approximately $0.8 million for the six months ended March 31, 2021. Interest expense was approximately $274,000 for the six months ended March 31, 2022 and approximately $283,000 for the six months ended March 31, 2021. No interest was capitalized for the quarter ended March 31, 2022 or 2021, respectively. Gain on debt extinguishment was nil for the six months ended March 31, 2022 and $0.1 million for the six months ended March 31, 2021. Loss on derivative financial instrument was approximately $0.2 million for the six months ended March 31, 2022 and approximately $0.5 million for the six months ended March 31, 2021.

Liquidity and Capital Resources

The Company has incurred accumulated losses for the period from inception to March 31, 2021, of approximately $64.6 million, and has a negative working capital of $13.3 million. For the six months ended March 31, 2021, the Company has generated losses of approximately $4.4 million and net cash used in operations of approximately $1.0 million. As of March 31, 2022, there was $0.5 million of cash on hand. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through May 2023. The $10 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations and accrued interest, which amounted to approximately $12.3 million as of March 31, 2022. The Company plans to finance operations and planned expenditures through the issuance of equity securities, debt financings, farm-out agreements, mergers or other transactions. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended March 31, 2022, the Company used approximately $1.0 million of net cash in operating activities, compared with approximately $1.0 million of net cash used in operating activities for the six months ended March 31, 2021. For the six months ended March 31, 2022, approximately $0.03 million of cash was used in investing activities compared with approximately $0.3 million of cash provided by investing activities for the six months ended March 31, 2021. For the six months ended March 31, 2022, the Company used nil in financing activities compared with approximately $0.3 million of cash used in financing activities in payment of notes payable for the six months ended March 31, 2021.

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

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	05/16/2022	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	05/16/2022	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer