Form 10-Q
period 2022-06-30
GULFSLOPE ENERGY, INC.
filed 2022-08-15
CIK 1341726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No. 000-51638

GULFSLOPE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1689008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Main Street, Suite 2300 Houston, Texas (Address of principal executive offices)	77002 (zip code)

(281) 918-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	GSPE	OTCPK

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, on August 12, 2022, was 1,268,240,346.

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

PART I – FINANCIAL STATEMENTS (Unaudited)

June 30, 2022

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

GulfSlope Energy, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2022	September 30, 2021
Assets
Current Assets
Cash	$245,294	$1,517,522
Prepaid Expenses and Other Current Assets	129,674	54,398
Total Current Assets	374,968	1,571,920
Property and Equipment, net	1,030	1,845
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	9,088,448	12,124,720
Total Non-Current Assets	9,089,478	12,126,565
Total Assets	$9,464,446	$13,698,485
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$60,891	$52,814
Related Party Payable	404,469	404,469
Related Party Accrued Interest Payable	3,290,635	2,961,689
Loans from Related Parties	8,725,500	8,725,500
Accrued Interest Payable	132,480	115,860
Convertible Notes Payable, net of Debt Discount	227,000	176,663
Derivative Financial Instruments	1,076,295	1,201,656
Total Current Liabilities	13,917,270	13,638,651
Total Liabilities	13,917,270	13,638,651
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000,000 shares; issued and outstanding 1,268,240,346 as of June 30, 2022 and September 30, 2021, respectively	1,268,240	1,268,240
Additional Paid-in-Capital	59,116,487	58,999,585
Accumulated Deficit	(64,837,551)	(60,207,991)
Total Stockholders’ Equity (Deficit)	(4,452,824)	59,834
Total Liabilities and Stockholders’ Equity (Deficit)	$9,464,446	$13,698,485

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—
Impairment of Oil and Natural Gas Properties	—	—	3,093,693	—
General and Administrative Expenses	374,791	381,794	1,180,199	1,137,848
Net Loss from Operations	(374,791)	(381,794)	(4,273,891)	(1,137,848)
Other Income/(Expenses):
Interest Expense	(122,314)	(131,495)	(395,903)	(414,674)
Gain (Loss) on Debt Extinguishment	(85,127)	—	(85,127)	136,640
Gain (Loss) on Derivative Financial Instruments	309,592	148,976	125,361	(307,939)
Net Loss Before Income Taxes	(272,640)	(364,313)	(4,629,560)	(1,723,821)
Provision for Income Taxes	—	—	—	—
Net Loss	$(272,640)	$(364,313)	$(4,629,560)	$(1,723,821)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	1,268,240,346	1,268,240,346	1,268,240,346	1,267,663,423

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

For the Three Months Ended June 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2022	1,268,240,346	$1,268,240	$59,031,360	$(64,564,911)	$(4,265,311)
Extension of Warrants in Conjunction with Extension of Convertible Notes	—	—	85,127	—	85,127
Net Loss	—	—	—	(272,640)	(272,640)
Balance at June 30, 2022	1,268,240,346	$1,268,240	$59,116,487	$(64,837,551)	$(4,452,824)

For the Three Months Ended June 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2021	1,268,240,346	$1,268,240	$58,848,358	$(59,341,180)	$775,418
Stock Based Compensation	—	—	32,550	—	32,550
Extension of Warrants in Conjunction with Extension of Convertible Notes	—	—	86,902	—	86,902
Net Loss	—	—	—	(364,313)	(364,313)
Balance at June 30, 2021	1,268,240,346	$1,268,240	$58,967,810	$(59,705,493)	$530,557

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

For the Nine Months Ended June 30, 2022

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at September 30, 2021	1,268,240,346	$1,268,240	$58,999,585	$(60,207,991)	$59,834
Stock Based Compensation	—	—	31,775	—	31,775
Extension of Warrants in Conjunction with Extension of Convertible Notes	—	—	85,127	—	85,127
Net Loss	—	—	—	(4,629,560)	(4,629,560)
Balance at June 30, 2022	1,268,240,346	$1,268,240	$59,116,487	$(64,837,551)	$(4,452,824)

For the Nine Months Ended June 30, 2021

	Common Stock		Additional Paid-In	Additional Paid-In Capital Shares to Be	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance at September 30, 2020	1,250,740,346	$1,250,740	$58,728,308	$105,000	$(57,981,672)	$2,102,376
Common Stock Issued in Settlement of Debt Interest	17,500,000	17,500	87,500	(105,000)	—	—
Stock Based Compensation	—	—	65,100	—	—	65,100
Extension of Warrants in Conjunction with Extension of Convertible Notes	—	—	86,902	—	—	86,902
Net Loss	—	—	—	—	(1,723,821)	(1,723,821)
Balance at June 30, 2021	1,268,240,346	$1,268,240	$58,967,810	$—	$(59,705,493)	$530,557

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30
	2022		2021
OPERATING ACTIVITIES
Net Loss		$(4,629,560)	$(1,723,821)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Impairment of Oil and Natural Gas Properties		3,093,693	—
Depreciation		814	5,625
Stock Based Compensation		31,775	65,100
Gain (Loss) on Derivative Financial Instruments		(125,361)	307,939
Debt Discount Amortization		50,337	69,525
Loss (Gain) on Debt Extinguishment		85,127	(136,640)
Changes in Operating Assets and Liabilities:
Accounts Receivable		—	37,232
Prepaid Expenses and Other Current Assets		(75,277)	(34,576)
Accounts Payable		(23,881)	(187,239)
Accrued Interest Payable		345,566	345,810
Operating Lease Liabilities		—	2,598
Net Cash Used In Operating Activities		(1,246,767)	(1,248,447)

INVESTING ACTIVITIES
Insurance Proceeds Received		—	223,650
Equipment Purchases		—	(2,165)
Proceeds from Sale of Pipe		—	133,108
Investments in Oil and Gas Properties		(25,461)	(136,151)
Net Cash Provided By (Used In) Investing Activities		(25,461)	218,442

FINANCING ACTIVITIES
Payments on Notes Payable		—	(320,527)
Net Cash Used In Financing Activities		—	(320,527)

Net Decrease in Cash		(1,272,228)	(1,350,532)
Beginning Cash Balance		1,517,522	3,190,418
Ending Cash Balance		$245,294	$1,839,886

Supplemental Schedule of Cash Flow Activities:
Cash Paid for Interest, Net of Amounts Capitalized		$—	$424
Non-Cash Financing and Investing Activities:
Capital Expenditures in Accounts Payable		$31,960	$1,324
Warrants issued to Extend Maturity of Debt Instrument	$		$86,902
Common Stock Issued upon Conversion of Convertible Notes Payable and Accrued Interest		$—	$105,000

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

June 30, 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company” or “GulfSlope”) is an independent oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana. The Company currently has under lease one federal Outer Continental Shelf blocks (referred to as “prospect”, “portfolio” or “leases”) and licensed three-dimensional (3-D) seismic data across its area of concentration. Our lease expires on October 31, 2025.

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

Cash

GulfSlope considers highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2022 and September 30, 2021.

Liquidity / Going Concern

The Company has incurred accumulated losses as of June 30, 2022 of $64.8 million, has negative working capital of $13.5 million and for the nine months ended June 30, 2022 generated losses of $4.6 million. Further losses are anticipated in developing our business. As a result, there exists substantial doubt about our ability to continue as a going concern. As of June 30, 2022, we had $0.245 million of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures. The $10.0 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $12.4 million of current principal and accrued interest as of June 30, 2022. The Company plans to finance operations and planned expenditures through the issuance of equity securities, debt financings and farm-out agreements, asset sales or mergers. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all, or that obligations can be extended. If the Company is not successful in obtaining financing or extending obligations, operations would need to be curtailed or ceased, or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable

The Company records an accounts receivable for operations expense reimbursements due from joint interest partners, and also from normal operations. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. If the Company determines any account to be uncollectible based on significant delinquency or other factors, the receivable and the underlying asset are assessed for recovery. As of June 30, 2022 and September 30, 2021, there was no allowance for doubtful accounts receivable. Gross accounts receivable was nil at June 30, 2022 and September 30, 2021, respectively.

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

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the amortization calculation until such time as they are either developed or abandoned. Unproved properties and properties under development are reviewed for impairment at least quarterly and are determined through an evaluation that considers, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. In countries where a reserve base has not yet been established, impairments are charged to earnings. For the three and nine months ended June 30, 2022, the Company has taken an impairment of nil and approximately $3.1 million, respectively. The impairment was for all of the costs associated with one of the Tau Prospect leases that expired on June 30, 2022. The Company continues to actively pursue the development of its remaining unproved properties.

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense when the exploratory well costs are determined to be impaired. Capitalized exploratory well costs have been pending the outcome of exploration activities involving the drilling of the Tau No. 2 well (twin well). During the nine months ended June 30, 2022 approximately $3.1 million of these suspended well costs have been impaired. The impairment charge was recorded because without the commencement of drilling the Tau #2 well or a lease extension being granted, one of the Tau Prospect lease blocks expired on June 30, 2022. Since the Tau prospect extends over two lease blocks, costs associated with the remaining Tau lease block remain capitalized.

As of June 30, 2022, the Company’s oil and gas properties consisted of unproved properties and no proved reserves.

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

 Derivative Financial Instruments

The accounting treatment of derivative financial instruments requires that the Company record certain embedded conversion options and warrants as liabilities at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date with any change in fair value recorded as income or expense. The Company estimates the fair value of these instruments primarily using Monte-Carlo valuation models. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument.

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

As the Company has incurred losses for the three and nine months ended June 30, 2022 and 2021, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of June 30, 2022 and 2021, there were 288,849,968 and 299,064,844 potentially dilutive shares, respectively.

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

Recently Adopted Accounting Pronouncements

In May 2021, Financial Accounting Standards Board (“FASB”) issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company has elected to early adopt this standard and in accordance with this standard was accounted for prospectively as of the beginning of the year. The early adoption of this standard impacted the accounting for the modification of investor warrants discussed in Note 6 and resulted in the recording of a loss on debt extinguishment of approximately $85,000. Historically the cost associated with the warrant modification was capitalized to deferred loan cost and amortized over the debt extension period.

Recent Accounting Pronouncements

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

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

The Company currently has under lease one federal Outer Continental Shelf blocks and has licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration. Our lease expires on October 31, 2025.

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

As of June 30, 2022, the Company’s oil and natural gas properties consisted of unproved properties, wells in process and no proved reserves. During the nine months ended June 30, 2022 and 2021, an impairment charge of approximately $3.1 million and nil has been recorded. The impairment charge was recorded because without the commencement of drilling the Tau #2 well or a lease extension being granted, one of the Tau Prospect lease blocks expired on June 30, 2022. Interest has not been capitalized for the nine months ended June 30, 2022 and 2021, respectively, and approximately $0.06 million and $0.04 million of general and administrative expenses have been capitalized to oil and natural gas properties for the nine months ended June 30, 2022 and 2021, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into convertible promissory notes whereby it borrowed a total of approximately $8.7 million from John Seitz, the chief executive officer (“CEO”). The notes are due on demand, bear interest at the rate of 5% per annum, and approximately $5.3 million of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of June 30, 2022, the total amount owed to John Seitz is approximately $8.7 million. This amount is included in loans from related parties within the condensed balance sheets. There is approximately $3.3 million of unpaid interest associated with these loans included in accrued interest payable within the balance sheet as of June 30, 2022.

On November 15, 2016, a family member of the CEO entered into a $50,000 convertible promissory note with associated warrants (“Bridge Financing”) under the same terms received by other investors (see Note 6).

Domenica Seitz CPA, related to John Seitz, has provided accounting services to the Company through September 30, 2020 as a consultant and beginning October 2020 as an employee. During the three months ended June 30, 2022 and 2021, the services provided were valued at approximately $19,000, respectively. During the nine months ended June 30, 2022 and 2021, the services provided were valued at approximately $56,000, respectively

NOTE 5 – NOTE PAYABLE

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The Company’s convertible promissory notes consisted of the following as of September 30, 2021 and June 30, 2022.

	September 30, 2021			June 30, 2022
	Notes	Discount	Notes, Net of Discount	Notes	Discount		Notes Net of Discount
Bridge Financing Notes	$227,000	$(50,337)	$176,663	$227,000	$—	—	$227,000
Total	$227,000	$(50,337)	$176,663	$227,000	$—	—	$227,000

Bridge Financing Notes

Between June and November 2016, the Company issued eleven convertible promissory notes (“Bridge Financing Notes”) with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000, including $222,000 from related parties. These notes and associated warrants had an initial maturity of one year; however, the maturity on these notes was extended in the prior year to a maturity date of April 30, 2022. On April 30, 2022 the maturity date of the notes was further extended to April 30, 2024. The notes bear an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. The note balances as of June 30, 2022 and September 30, 2021 were $277,000, with unamortized debt discounts of nil and approximately $50,000, respectively. Debt discount amortization for the three months ended June 30, 2022 and 2021 was approximately $7,000 and $21,000, respectively. Debt discount amortization for the nine months ended June 30, 2022 and 2021 was approximately $50,000 and $26,000, respectively. As noted above, the maturity date related to these notes was extended to April 30, 2024. In consideration for the extension of the notes, the Company extended the term of the related warrants until April 30, 2024. The incremental fair value of the modified warrants compared to the fair value of the pre-modification warrants at modification date was approximately $85,000 and was recognized as a loss on debt extinguishment in accordance with ASC 470 and ASU 2021-04 that was early adopted in 2022. At June 30, 2021, the incremental fair value of the modified warrants compared to the fair value of the pre-modification warrants at modification date was approximately $87,000 and was recognized as debt discount amortized over the term of the notes.

June 2019 Convertible Debenture

In November 2020, the Company made a $300,000 payment in full to satisfy the remaining balance of the convertible debenture and a gain on extinguishment of debt was recognized in the amount of $35,678. Debt discount amortization for the nine months ended June 30, 2021 was approximately $44,000.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s derivative financial instruments that were accounted for at fair value on a recurring basis as of September 30, 2021 and June 30, 2022, respectively:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value as of
Derivative Financial Instrument at September 30, 2021	$—	$(1,201,656)	$—	$(1,201,656)

Derivative Financial Instrument at June 30 , 2022	$—	$(1,076,295)	$—	$(1,076,295)

The change in derivative financial instruments for the nine months ended June 30, 2022 is as follows:

September 30, 2021 balance	$(1,201,656)
New derivative instruments issued	—
Derivative instruments extinguished	—
Change in fair value	125,361
June 30, 2022 balance	$(1,076,295)

Non-recurring fair value assessments include impaired oil and natural gas property assessments and stock-based compensation. An impairment charge of approximately $3.1 million and nil was recorded for the nine months ended June 30, 2022 and 2021, respectively. The Company recorded stock-based compensation of nil and approximately $33,000 for the three months ended June 30, 2022 and 2021, respectively. The Company recorded stock-based compensation of approximately $32,000 and $65,000 for the nine months ended June 30, 2022 and 2021, respectively.

NOTE 8 – COMMON STOCK/PAID IN CAPITAL

Nine Months Ended June 30, 2021

In October 2020, the Company issued approximately 17.5 million common shares with a fair value of approximately $0.1 million that were reflected on the September 30, 2020 balance sheet as additional paid in capital – shares to be issued

NOTE 9 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using the Black Scholes option pricing model, and is recognized over the vesting period. The Company recognized stock-based compensation of nil and approximately $33,000 for the three months ended June 30, 2022 and 2021, respectively. Of the $33,000 of stock compensation expense for the three months ended June 30, 2021 all was recorded as general and administrative expense. The Company recognized stock-based compensation of approximately $32,000 and $65,000 for the nine months ended June 30, 2022 and 2021, respectively. All of these amounts were recorded as general and administrative expense for each respective period.

The following table summarizes the Company’s stock option activity during the nine months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2021	146,000,000	$0.0444
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2022	146,000,000	$0.0444	3.02
Vested and expected to vest	146,000,000	$0.0444	3.02
Exercisable at June 30, 2022	146,000,000	$0.0444	3.02

As of June 30, 2022, there was no unrecognized stock-based compensation expense.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations, or claims are currently pending against us or involve the Company.

In July 2018, the Company entered into a 39 month lease for approximately 5,000 square feet of office space in 4 Houston Center in downtown Houston. Annual base rent is approximately $94,000 for the first 18 months, increasing to approximately $97,000 and $99,000 respectively during the remaining term of the lease. The lease term ended on September 30, 2021, and the Company entered into a twelve-month lease that can be terminated with at least 30 days prior written notice. The lease was terminated in August 2022, and the company made alternative arrangements and entered into a new month to month lease.

The Company reached an agreement in August 2018 for the settlement of approximately $1 million in debt owed to a third party. As required under the terms of the settlement, the Company made a payment of approximately $0.16 million in cash and 10 million shares of common stock at such time. The agreement also contained a provision such that upon the sale of the common stock by the holder, if the proceeds received were not sufficient to fully satisfy the original debt balance, additional payment by the Company will be made under a mutually agreed payment plan. If the stock is sold for a gain any surplus in excess of $1.3 million shall be a credit against future purchases. The agreement was determined to meet the definition of a derivative in accordance with ASC 815. At June 30, 2022, there is a derivative financial instrument liability recorded of approximately $0.8 million related to this agreement.

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

Overview

GulfSlope Energy, Inc. is an independent crude oil and natural gas exploration and production company whose interests are concentrated in the United States Gulf of Mexico federal waters. We are a technically driven company and we use our licensed 2.2 million acres of advanced three-dimensional (“3-D”) seismic data to identify, evaluate, and acquire assets with attractive economic profiles. GulfSlope Energy commenced commercial operations in March 2013. GulfSlope Energy was originally organized as a Utah corporation in 2004 and became a Delaware corporation in 2012. We have focused our operations in the US Gulf of Mexico because we believe this area provides us with favorable geologic and economic conditions, including multiple reservoir formations, comprehensive geologic databases, extensive infrastructure, relatively favorable royalty regime, and an attractive acquisition market and because our management and technical teams have significant experience and technical expertise in this geologic province. Additionally, we licensed 2.2 million acres of advanced 3-D seismic data, a significant portion of which has been enhanced by new, state-of-the-art reprocessing and noise attenuation techniques including reverse time migration depth imaging. We have used our broad regional seismic database and our reprocessing efforts to generate and high-grade oil and natural gas prospects. The use of our extensive seismic database, coupled with our ability, knowledge, and expertise to effectively reprocess this seismic data, allows us to further optimize our drilling operations and to effectively evaluate acquisition and joint venture opportunities. We consistently assess our prospect inventory in order to deploy capital as efficiently as possible. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns

We have historically operated our business with working capital deficits and these deficits have been funded by equity and debt investments and loans from management. As of June 30, 2022, we had $0.245 million of cash on hand. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures through August 2023. The Company plans to finance operations and planned expenditures through equity and/or debt financings, farm-out agreements, and/or other transactions. There are no assurances that financing will be available with acceptable terms, if at all.

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

We currently hold one lease, and we are evaluating the acquisition of additional leases in our core area. Our lease has a five-year primary term, expiring on October 31, 2025. The Bureau of Ocean Energy Management’s (“BOEM”) regulatory framework provides multiple options for leaseholders to apply to receive extensions of lease terms under specified conditions. GulfSlope is exploring all options contained in BOEM’s regulatory framework to extend the terms of the lease. Additional prospective acreage can be obtained through future lease sales, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic licensing, acquisition, processing, and/or interpretation may become highly advantageous, to more precisely define the most optimal drillable location(s), particularly for development of discoveries.

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

The Company is in the process of raising capital to cover general and administrative expenses for the next 15 months.

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

The Company capitalizes exploratory well costs into oil and gas properties until a determination is made that the well has either found proved reserves or is impaired. If proved reserves are found, the capitalized exploratory well costs are reclassified to proved properties. The well costs are charged to expense when the exploratory well costs are determined to be impaired. Capitalized exploratory well costs have been pending the outcome of exploration activities involving the drilling of the Tau No. 2 well (twin well). During the quarter ended March 31, 2022 approximately $3.1 million of these suspended well costs have been impaired. The impairment charge was recorded because without the commencement of drilling the Tau #2 well or a lease extension being granted, one of the Tau Prospect lease blocks expired on June 30, 2022. Since the Tau prospect extends over two lease blocks, costs associated with the remaining Tau lease block remain capitalized.

As of June 30, 2022, the Company’s oil and gas properties consisted of unproved properties and no proved reserves.

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

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

There was no revenue during the three months ended June 30, 2022 and 2021. We incurred no impairment of oil and natural gas properties for the three months ended June 30, 2022 and 2021. General and administrative expenses were approximately $0.4 million for the three months ended June 30, 2022, and 2021. Net interest expense was approximately $0.1 for the three months ended June 30, 2022 and 2021. Loss on debt extinguishment was approximately $0.1 million for the three months ended June 30, 2022 and nil for the three month ended June 30, 2021, respectively. Gain on derivative financial instruments was approximately $0.3 million for the three months ended June 30, 2022 and approximately $0.1 million for the three months ended June 30, 2021.

Nine Months Ended June 30, 2022, Compared to Nine Months Ended June 30, 2021

There was no revenue during the nine months ended June 30, 2022 and June 30, 2021. We incurred approximately $3.1 million of impairment of oil and natural gas properties for the nine months ended June 30, 2022 and nil for the nine months ended June 30, 2021. This is due to the expiration of our oil and gas lease and the write off of a portion of the capitalized costs of our Tau prospect during the quarter ended March 31, 2022. General and administrative expenses were approximately $1.2 million for the nine months ended June 30, 2022, compared to approximately $1.1 million for the nine months ended June 30, 2021. Interest expense was approximately $0.4 million for the nine months ended June 30, 2022 and June 30, 2021. No interest was capitalized for the quarter ended June 30, 2022 or 2021, respectively. Loss on debt extinguishment was approximately $0.1 million for the nine months ended June 30, 2022 and a gain on debt extinguishment of approximately $0.1 million for the nine months ended June 30, 2021. Gain on derivative financial instrument was approximately $0.1 million for the nine months ended June 30, 2022 compared to a loss of approximately $0.3 million for the nine months ended June 30, 2021.

Liquidity and Capital Resources

The Company has incurred accumulated losses for the period from inception to June 30, 2022, of approximately $64.8 million, and has a negative working capital of $13.5 million. For the nine months ended June 30, 2021, the Company has generated losses of approximately $4.6 million and net cash used in operations of approximately $1.2 million. As of June 30, 2022, there was $0.245 million of cash on hand. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through August 2023. The $10 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations and accrued interest, which amounted to approximately $12.4 million as of June 30, 2022. The Company plans to finance operations and planned expenditures through the issuance of equity securities, debt financings, farm-out agreements, mergers or other transactions. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended June 30, 2022 and 2021, the Company used approximately $1.2 million of net cash in operating activities. For the nine months ended June 30, 2022, approximately $0.03 million of cash was used in investing activities compared with approximately $0.2 million of cash provided by investing activities for the nine months ended June 30, 2021. For the nine months ended June 30, 2022, the Company used nil in financing activities compared with approximately $0.3 million of cash used in financing activities in payment of notes payable for the nine months ended June 30, 2021.

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

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	08/15/2022	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.

(Issuer)

Date:	08/15/2022	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer