Form 10-K
period 2022-09-30
GULFSLOPE ENERGY, INC.
filed 2022-12-29
CIK 1341726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No. 000-51638

GULFSLOPE ENERGY, INC.

(Exact name of the issuer as specified in its charter)

Delaware	16-1689008
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1000 Main St., Suite 2300

Houston, Texas 77002

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

The aggregate market value of the voting stock held by non-affiliates was $10,763,549 based on 768,824,959 shares held by non-affiliates. These computations are based upon the closing sales price of $0.0140 for the common stock of the Company on the OTCPK of the Financial Industry Regulatory Authority, Inc. (“FINRA”) on March 31, 2022.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of December 27, 2022
Common Stock, $0.001 par value per share	1,268,240,346

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

We have focused our operations in the Gulf of Mexico because we believe this area provides us with favorable geologic and economic conditions, including multiple reservoir formations, comprehensive geologic databases, extensive infrastructure, relatively favorable royalty regime, and an attractive acquisition market and because our management and technical teams have significant experience and technical expertise in this geologic province. Additionally, we licensed 2.2 million acres of advanced 3-D seismic data, a significant portion of which has been enhanced by new, state-of-the-art reprocessing and noise attenuation techniques including reverse time migration depth imaging. We have used our broad regional seismic database and our reprocessing efforts to generate and high-grade oil and natural gas prospects. The use of our extensive seismic database, coupled with our ability, knowledge, and expertise to effectively reprocess this seismic data, allows us to further optimize our operations and to effectively evaluate acquisition and joint venture opportunities. We consistently assess opportunities for drilling and producing property acquisitions in order to deploy capital as efficiently as possible. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns.

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

Technical Strategy

We believe that a major obstacle to identifying potential hydrocarbon accumulations globally has been the inability of seismic technology to accurately image deeper geologic formations because of overlying massive, extensive, and complex salt bodies. Large and thick laterally extensive subsurface salt layers highly distort the seismic ray paths traveling through them, which often has led to misinterpretation of the underlying geology and the potential major accumulations of oil and gas. We believe the opportunity exists for a technology-driven company to extensively apply advanced seismic acquisition and processing technologies, with the goal of achieving attractive commercial discovery rates for exploratory wells, and their subsequent appraisal and development, potentially having a very positive impact on returns on invested capital. These tools and techniques have been proven to be effective in deepwater exploration and production worldwide, and we are using them to identify and drill targets below the salt bodies in an area of the shallower waters of the Gulf of Mexico where industry activity has largely been absent for over 20 years. GulfSlope management led the early industry teams in their successful efforts to discover and develop five new fields below the extensive salt bodies in our core area during the 1990’s, which have produced over 125 million barrels of oil equivalent.

Our technical approach to exploration and development has utilized highly experienced geo-scientists who have extensive understanding of the geology and geophysics of the petroleum system within our core area, thereby decreasing the traditional timing and execution risks of advancing up a learning curve. For data licensing, re-processing and interpretation, the Company has historically prioritized specific geographic areas within our 2.2 million acres of seismic coverage, with the goal to optimize capital outlays.

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

Lease and Partner Strategy

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

We currently hold one lease and have identified multiple prospects that require the acquisition of additional leases in our core area. Our lease has a five-year primary term and was granted a three-year additional term and expires on October 31, 2025. BOEM’s regulatory framework provides multiple options for leaseholders to apply to receive extensions of lease terms under specified conditions. Additional prospective acreage can be obtained through lease sales, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic licensing, acquisition, processing, and/or interpretation may become highly advantageous, in order to more precisely define the most optimal drillable location(s), particularly for development of discoveries.

Our plan has been to partner with other entities which could include oil and gas companies and/or financial investors. Our goal is to diversify risk and minimize capital exposure to drilling costs. We expect a portion of our drilling costs to be paid by our partners through these transactions, in return for our previous investment in prospect generation and delivery of an identified prospect on acreage we control. Such arrangements are a commonly accepted industry method of proportionately recouping pre-drill cost outlays for seismic, lease costs, and associated interpretation expenses. We cannot assure you, however, that we will be able to enter into any such arrangements on satisfactory terms.

Merger and Acquisition Strategy

We believe there is an opportunity to consolidate oil and gas assets located in the offshore Gulf of Mexico. Multiple oil and gas companies have explicitly stated their intentions to exit the Gulf of Mexico and we believe that GulfSlope is well positioned to take advantage of these opportunities due to our highly specialized subsurface and engineering capabilities, relevant operational experience, and regional knowledge and expertise. We have developed a significant pipeline of potential acquisition opportunities with the following characteristics: (i) strong cash flow, (ii) inventory of low-risk capital projects, and (iii) manageable plugging and abandonment liabilities. In addition to asset acquisitions, we are also evaluating the combination of GulfSlope with other GOM oil and gas companies. Any merger or acquisition is likely to be financed through the issuance of debt and equity securities.

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

The trend in the United States over the past decade has been for these governmental agencies to continue to evaluate and as necessary develop and implement new, more restrictive requirements. President Biden has made tackling climate change, including the restriction or elimination of future greenhouse gases (“GHGs”), a priority in his administration. The Biden Administration has already adopted several executive orders and is expected to pursue additional orders and pursue legislation, regulations or other regulatory initiatives in support of this regulatory agenda. Notably, President Biden issued an executive order in January 2021 suspending new leasing activities for oil and gas exploration and production on federal lands and offshore waters pending review and reconsideration of federal oil and gas permitting and leasing practices. The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district court in June 2021, effectively halting implementation of the leasing suspension. Subsequent federal litigation, however, has impeded the most recent federal oil and gas lease sale in the Gulf of Mexico requiring the DOI to conduct a new environmental analysis that takes into consideration such climate effects before holding another sale. In November 2021, the DOI released its report on federal oil and gas leasing and permitting practices. The report includes recommendations in respect to offshore sector, including adjusting royalty rates to ensure that the full value of the tracts being leased are captured, strengthening financial assurance coverage amounts that are required by operators, establishing a “fitness to operate” criteria that companies would need to meet in respect of safety, environmental and financial responsibilities in order to operate on the OCS. Several of the report recommendations require action by the Congress and cannot be implemented unilaterally by the Biden Administration. Uncertainty on future Biden Administration actions with regard to offshore oil and gas activities on the OCS together with the issuance of any future executive orders or adoption and implementation of laws, rules or initiatives that further restrict, delay or result in cancellation of existing oil and gas activities on the OCS could have a material adverse effect on our business and operations.

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

Air Emissions —The CAA and comparable state statutes restrict the emission of air pollutants and affect both onshore and offshore oil and natural gas operations. New facilities may be required to obtain separate construction and operating permits before construction work can begin or operations may start, and existing facilities may be required to incur capital costs in order to remain in compliance. Also, the EPA has developed, and continues to develop, more stringent regulations governing emissions of toxic air pollutants, and is considering the regulation of additional air pollutants and air pollutant parameters. For example, in 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion. State implementation of the revised NAAQS could result in stricter permitting requirements, delays or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.

Climate Change — The threat of climate change continues to attract considerable public, governmental and scientific attention in the United States and in foreign countries. As a result, numerous proposals have been made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHG as well as to restrict or eliminate such future emissions. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In the United States, no comprehensive climate change legislation has been implemented at the federal level. Under the Biden Administration, however, the EPA has adopted regulations under the existing CAA that, among other things, impose preconstruction and operating permit requirements on certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and implement New Source Performance Standards directing the reduction of methane from certain new, modified or reconstructed facilities in the oil and natural gas sector. Compliance with these rules or other similar rules implemented in the future could result in increased compliance costs on our operations. In November 2021, the EPA also issued a proposed rule that would more stringently regulate methane emissions from crude oil and natural gas sources. The EPA plans to issue a supplemental proposal enhancing this proposed rulemaking in 2022 with the goal of issuing a final rule by the end of 2022. Additionally, state implementation of revised air emission standards could result in stricter permitting requirements, delaying, limiting or prohibiting our ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant.

At the international level, there exists numerous conventions and non-binding commitments of participating nations with goals of limiting their GHG emissions and fossil fuel subsidies. These include the United Nations-sponsored “Paris Agreement,” to which President Biden recommitted the Unites States, thereby requiring the United States to determine its emissions reduction goals every five years after 2020. The international community also gathered in Glasgow in November 2021 at the 26th Conference of the Parties (“COP26”), at which the United States and European Union jointly announced the launch of a Global Methane Pledge, an initiative which over 100 counties joined, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time.

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing federal political risk regarding climate change. Litigation risks are also increasing, as a number of cities, local governments and other plaintiffs have sought to bring suit against oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. We are not currently a defendant in any of these lawsuits but could be named in actions making similar allegations.

Additionally, our access to capital may be impacted by climate change policies. Stockholders and bondholders currently invested in fossil fuel energy companies such as ours but concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices that favor “clean” power sources, such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and are taking steps to quantify and reduce those emissions. These and other developments in the financial sector could lead to some lenders and investors restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions will be pressured or required to adopt policies that limit funding for fossil fuel energy companies.

The OCSLA authorized the DOI to regulate activities authorized by the BOEM in the Central and Western Gulf of Mexico. The EPA has air quality jurisdiction over all other parts of the OCS. Under the OCSLA, DOI is limited to regulating offshore emissions of criteria and their precursor – pollutants to the extent they significantly affect the air quality of any state. BSEE conducts field inspections of emission sources installed on offshore platforms that have the potential to emit regulated air pollutants. The agency also reviews BOEM mandated monitoring and reporting of air emission sources for compliance with approved plan emission limits. BSEE may initiate measures to control and bring into compliance those operations determined to be in violation of applicable regulations or plan conditions by issuing Incidents of Noncompliance (“INC”) or recommending further enforcement action against potential violators.

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

Employees

We currently have six employees. We utilize consultants and contractors, as needed, to perform strategic, technical, operational and administrative functions, and as advisors.

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

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully, the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all, of your investment.

Risks Related to Our Business and Financial Condition

Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms, if at all, in the future, which may in turn limit our ability to execute our business strategy.

We expect our capital outlays and operating expenditures to increase substantially over at least the next several years as we expand our operations. Lease and property acquisition costs, as well as drilling operations, are very expensive, and we will need to raise substantial additional capital, through equity offerings, strategic transactions or debt financings in 2023, for capital expenditures and also for the acquisition of producing properties.

Our future capital requirements will depend on many factors, including:

●	the number, location, terms, and pricing of our anticipated lease acquisitions;
●	our financing of the lease acquisitions and associated bonding;
●	our ability to enter into partnerships, and farm-outs with other oil and gas exploration and production companies and/or financial investors on satisfactory terms;
●	location of any drilling activities, whether onshore or offshore, as well as the depth of any wells to be drilled;
●	cost of additional seismic data to license as well as the reprocessing cost;
●	the scope, rate of progress and cost of any exploration and production activities;
●	oil and natural gas prices;
●	our ability to locate and acquire oil and gas reserves;
●	our ability to produce those oil and natural gas reserves;
●	access to oil and gas services and existing pipeline infrastructure;
●	the terms and timing of any drilling and other production-related arrangements that we may enter into;
●	the cost and timing of governmental approvals and/or concessions;
●	the cost, number, and access to qualified industry professionals we employ; and
●	the effects of competition by larger companies operating in the oil and gas industry.

We have planned operating and capital expenditures through December 2023 of approximately $10 million, which includes capital expenditures and general and administrative expenses. We will need to raise funds to cover these planned operating expenditures.

To the extent we are able to raise capital through equity financings, this may be dilutive to our stockholders. Alternative forms of future financings may include preferred stock with preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders, or third-d party investors, and will continue to rely on best efforts financings. There is no assurance that we can raise the capital necessary to fund our business plan. Failure to raise the required capital to fund operations, on favorable terms or at all, will have a material adverse effect on our operations, resulting in impairments of our oil and gas properties and could cause us to curtail or cease operations.

Our fiscal 2022 financial statements express substantial doubt about our ability to continue as a going concern, raising questions as to our continued existence.

We have incurred losses since our inception resulting in an accumulated deficit of approximately $68.9 million and negative working capital totaling approximately $13.8 million at September 30, 2022. Further losses are anticipated as we continue to develop our business. To continue as a going concern, we estimate that we will need approximately $10 million to meet our obligations and planned operating expenditures through December 2023. These expenditures include prospect development and pursuit of acquisition costs, lease rentals to the BOEM, general and administrative expenses, and costs associated with IT and seismic acquisition and processing. In addition, we plan to extend the agreements associated with our loans from related parties, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. We plan to finance our operations through equity and/or debt financings, and strategic transactions to include farm-outs, asset sales or mergers. There are no assurances that financing will be available with acceptable terms, if at all. If we are not successful in obtaining financing, our operations would need to be curtailed or ceased or the Company would need to sell assets or consider alternative plans up to and including restructuring.

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

Our lease may be terminated if we are unable to make future lease payments or if we do not drill in a timely manner.

The failure to timely affect all lease related payments could cause the lease to be terminated by the BOEM. Net lease rental obligations on our existing prospect are expected to be approximately $0.02 million in fiscal year 2023. Our lease has a five-year primary term and was granted a three-year additional term and expires on October 31, 2025. Our lease may be extended, by drilling a well capable of producing hydrocarbons and submitting a Plan of Production approved by the regulatory authorities. In addition, the terms of our lease may also be extended by the granting of a Subsalt Lease Term Extension, should we elect to apply and qualify for said extension on any lease(s). If we are not successful in raising additional capital, we may be unable to successfully exploit our properties, and we may lose the rights to develop these properties upon the expiration of our lease. If not successful in securing extensions, our lease will be subject to the competitive bid process in the semi-annual BOEM OCS Lease Sales.

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

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion, and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, the shutdown of wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. While we will endeavor to effectively manage these conditions, we cannot be assured of doing so optimally, and we will not be able to eliminate them completely in any case. Therefore, these conditions could adversely impact our operations.

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

Our current capital on hand is insufficient to enable us to fully execute our business strategy in 2023. Because we are a company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to capital. Our ability to obtain needed financing may be impaired by conditions and instability in the capital markets (both generally and in the oil and gas industry in particular), our status as a early-stage enterprise without a demonstrated operating history, the location of our lease and prices of oil and natural gas on the commodities markets (which will impact the amount of financing available to us), and/or the loss of key consultants and management. Further, if oil and/or natural gas prices decrease, then potential revenues, if any, will decrease, which may increase our requirements for capital. Some of the future contractual arrangements governing our operations may require us to maintain minimum capital (both from a legal and practical perspective), and we may lose our contractual rights if we do not have the required minimum capital. If the amount of capital we can raise is not sufficient, we may be required to curtail or cease our operations.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have incurred annual operating losses since our inception. As a result, at September 30, 2022, we had an accumulated deficit of approximately $68.9 million. We had no revenues in 2022 and do not anticipate generating revenues in fiscal 2023, or in subsequent periods unless we are successful in discovering or acquiring economically recoverable oil or gas reserves. We expect continued losses in the foreseeable future until we are successful in discovering or acquiring economically recoverable oil or gas reserves.

The majority of our existing debt outstanding is payable on demand. If we are unable to repay our existing or future debt as it becomes due, we may be unable to continue as a going concern.

As of September 30, 2022, we owed John Seitz, our chief executive officer, a total of $8.7 million in notes, payable on demand and bearing interest at the rate of 5% per annum. Unpaid interest associated with these notes was $3.4 million as of September 30, 2022. In addition, approximately 16% of our outstanding common stock is controlled by Mr. Seitz. If demand for immediate payment of some or all notes were to occur, it will threaten our ability to continue as a going concern.

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

There may be threatened, contemplated, asserted or other claims against the acquired assets related to environmental, title, regulatory, tax, contract litigation or other matters of which we are unaware, which could materially and adversely affect our production, revenues and results of operations. We may be successful in obtaining contractual indemnification for preclosing liabilities, including environmental liabilities, but we expect that we will generally acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties. In addition, even if we are able to obtain such indemnification from the sellers, these indemnification obligations usually expire over time and could potentially expose us to liabilities that are not indemnified, which could materially adversely affect our production, revenues and results of operations.

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

We may not be able to procure the necessary drilling rigs, and related services and equipment or the cost of such items may be prohibitive. Our ability to comply with future license obligations or otherwise generate revenues from the production of operating oil and natural gas wells could be hampered, as a result of this, and our business could suffer.

Risks Related to Our Industry in Which We Intend to Compete

An extended decline in oil prices and significant fluctuations in energy prices may continue indefinitely, affecting the commercial viability of our projects and negatively affecting our business prospects and viability.

The commercial viability of our projects is highly dependent on the price of oil and natural gas. Prices also affect our ability to borrow money or raise additional capital. We will need to obtain additional financing to fund our activities. Our ability to do so may be adversely affected by an extended decline in oil prices. If we are unable to obtain such financing when needed, on commercially reasonable terms, we may be required to cease our operations, which could have a materially adverse impact on the market price of our stock. An extended decline in oil prices may have a material adverse effect on our planned operations, financial condition, and level of expenditures that we may ultimately have to make for the development of any oil and natural gas reserves we may acquire.

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

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future. The volatility of the energy markets makes it difficult to predict future oil and natural gas price movements with any certainty.

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

The Biden Administration may pursue significant regulatory and political actions that could adversely af ect our results of operations, and our ability to implement our business strategy.

President Biden has made addressing the threat of climate change from GHG emissions a priority under his Administration. Regulatory agencies under the Biden Administration have issued proposed rulemakings and may issue new or amended rulemakings in support of President Biden’s regulatory and political agenda, which include reducing dependence on, and use of, fossil fuels and curtailment of hydraulic fracturing on federal lands. Our operations in the Gulf of Mexico require permits from federal and state governmental agencies for drilling and completion activities and to conduct other regulated activities and the Biden Administration may continue pursuing actions that delay or refuse approval of new leases for hydrocarbon exploration and development on federal lands and waters or delay or fail to grant approvals required for development of existing leases on such lands and waters. To the extent that our operations in federal waters are restricted, delayed for varying lengths of time or cancelled, such developments could have a material adverse effect on our results of operations, our ability to replace reserves and the ability to implement our business strategy.

Additional deepwater drilling laws, regulations and other restrictions, delays and other offshore-related developments in the Gulf of Mexico, may have a material adverse effect on our business, financial condition, or results of operations. In January 2021, President Biden suspended new oil and natural gas leases on federal lands and waters, including the OCS pending review and reconsideration of federal oil and gas leasing and permitting practices. While this suspension was challenged and enjoined in June 2021 by a federal district court, the Biden Administration is appealing the court decision. Additionally, regulatory agencies under the Biden Administration may issue new or amended rulemakings regarding deepwater leasing, permitting, or drilling that could result in more stringent or costly restrictions, delays or cancellations to our operations as well as those of similarly situated offshore energy companies on the OCS. The BSEE and the BOEM have over the past decade, primarily under the Obama Administration, imposed more stringent permitting procedures and regulatory safety and performance requirements with respect to new wells drilled in federal deepwater. While actions by BSEE or BOEM under the former Trump Administration sought to mitigate or delay certain of those more rigorous standards, the Biden Administration could reconsider rules and regulatory initiatives implemented under the Trump Administration and replace them with new, more stringent requirements and also provide more rigorous enforcement of existing regulatory requirements. Compliance with any added or more stringent Biden Administration regulatory requirements or enforcement initiatives and existing environmental and spill regulations, together with uncertainties or inconsistencies in decisions and rulings by governmental agencies and delays in the processing and approval of drilling permits and exploration, development, oil spill response and decommissioning plans and possible additional regulatory initiatives could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts. Moreover, governmental agencies under the Biden Administration.

The BOEM requires that lessees demonstrate financial strength and reliability according to its regulations and provide acceptable financial assurances to ensure satisfaction of lease obligations, including decommissioning activities on the OCS. As of the filing date of this Form 10-K, we are in compliance with our financial assurance obligations to the BOEM, and have no outstanding BOEM orders, requests or financial assurance obligations. The BOEM under the Obama and Trump Administrations had sought to implement varying levels of stringent and costly standards under the existing federal financial assurance requirements, either through issuance and implementation of NTL #2016-N01 as was the case under the Obama Administration or proposing rulemaking to revise the decommissioning and related financial assurance regulations as was the case under the Trump Administration. However, BOEM under the Biden Administration is expected to propose new financial assurance requirements that, if adopted as proposed, could increase our operating costs. Additionally, the BOEM could in the future make new demands for additional financial assurances covering our obligations under our properties, which could exceed the Company’s capabilities to provide. If we fail to comply with such future orders, the BOEM could commence enforcement proceedings or take other remedial action, including assessing civil penalties, suspending operations or production, or initiating procedures to cancel leases, which, if upheld, would have a material adverse effect on our business, properties, results of operations and financial condition.

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

These laws and regulations:

●	require the acquisition of a permit or other approval before drilling or other regulated activity commences;
●	restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;
●	limit or prohibit exploration or drilling activities on certain lands lying within protected areas or that may affect certain marine species and endangered and threatened species; and
●	impose substantial liabilities for pollution resulting from our operations.

Failure to comply with these laws and regulations may result in:

●	the assessment of administrative, civil and criminal penalties;
●	loss of our lease;
●	incurrence of investigatory, remedial or corrective obligations; and
●	the imposition of injunctive relief, which could prohibit, limit or restrict our operations in a particular area.

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

We use the full cost method of accounting for our oil and gas operations. Accordingly, we capitalize the costs to acquire, explore for and develop oil and gas properties. Under the full cost method of accounting, we compare, at the end of each financial reporting period for each cost center, the present value of estimated future net cash flows from proved reserves, to the net capitalized costs of proved oil and gas properties, net of related deferred taxes. We refer to this comparison as a ceiling test. If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write down the value of our oil and gas properties to the value of the estimated discounted future net cash flows. A write-down of oil and gas properties does not impact cash flows from operating activities but does reduce net income. The risk that we are required to write-down the carrying value of oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated undeveloped property values, or if estimated future development costs increase. Volatility in commodity prices, poor conditions in the global economic markets and other factors could cause us to record additional write-downs of our oil and natural gas properties and other assets in the future and incur additional charges against future earnings. Any required write-downs or impairments could materially adversely affect our business, results of operations and financial condition.

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

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain exploration, development, production, processing, and distribution activities. For example, we depend on digital technologies to interpret seismic data, conduct reservoir modeling, and record financial and other data. Our industry faces various security threats, including cyber-security threats. Cyber-security attacks, in particular are increasing and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although to date we have not experienced any material losses related to cyber-security attacks, we may suffer such losses in the future. Moreover, the various procedures and controls we use to monitor and protect against these threats and to mitigate our exposure to such threats may not be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of intellectual property and other sensitive information essential to our business and could have a material adverse effect on our business prospects, reputation, and financial position.

Negative publicity may adversely impact us.

Media coverage and public statements that insinuate improper actions by us, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation, or governmental investigations by regulators. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs, and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could materially adversely affect our business, financial position, results of operations, cash flows, growth prospects and stock price.

Risks Related to Investment in our Securities

There is a limited trading market for our shares. You may not be able to sell your shares if you need money.

Our common stock is traded on the OTC Markets (Pink Marketplace Tier), an inter-dealer automated quotation system for equity securities. During the three calendar months preceding filing of this report, the average daily trading volume of our common stock was approximately 0.2 million shares. As of December 27, 2022, we had approximately 190 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”). There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so, because of the illiquid market and limited public float for our common stock. This situation is attributable to a number of factors including, but not limited to:

●	we are a small company that is relatively unknown to stock analysts, stockbrokers, institutional investors, and others in the investment community that generate or influence sales volume; and
●	stock analysts, stockbrokers and institutional investors may be risk-averse and reluctant to follow a company such as ours that faces substantial doubt about its ability to continue as a going concern or to purchase or recommend the purchase of our shares until such time as we become more viable.

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

We may issue preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 50 million shares of “blank check” preferred stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that we will not do so in the future.

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

Holders

The number of record holders of the Company’s common stock, as of December 27, 2022, is approximately 190.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to the equity compensation plans available to directors, officers, certain employees and certain consultants of the Company at September 30, 2022.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding stock options(1)	Weighted average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	146,000,000	$0.0444	19,970,000
Equity compensation plans not approved by security holders	—	—	—
Total	146,000,000		19,970,000

(1)	This column reflects the maximum number of shares of our common stock subject to stock option awards granted as Inducement Shares or under the 2014 and 2018 Omnibus Incentive Plans vested and unvested.
(2)	This column reflects the total number of shares of our common stock remaining available for issuance under the 2014 and 2018 Omnibus Incentive Plans.

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

We have focused our operations in the United States Gulf of Mexico because we believe this area provides us with favorable geologic and economic conditions, including multiple reservoir formations, comprehensive geologic databases, extensive infrastructure, relatively favorable royalty regime, and an attractive acquisition market and because our management and technical teams have significant experience and technical expertise in this geologic province. Additionally, we licensed 2.2 million acres of advanced 3-D seismic data, a significant portion of which has been enhanced by new, state-of-the-art reprocessing and noise attenuation techniques including reverse time migration depth imaging. We have used our broad regional seismic database and our reprocessing efforts to generate and high-grade oil and natural gas prospects. The use of our extensive seismic database, coupled with our ability, knowledge, and expertise to effectively reprocess this seismic data, allows us to further optimize our drilling operations and to effectively evaluate acquisition and joint venture opportunities. We consistently assess opportunities for drilling and producing property acquisitions in order to deploy capital as efficiently as possible. We have given preference to areas with water depths of 450 feet or less where production infrastructure already exists, which will allow for any discoveries to be developed rapidly and cost effectively with the goal to reduce economic risk while increasing returns. We also continue to evaluate attractive opportunities in deeper water.

Recent Developments

During the past fiscal year, the Company has conducted engineering, geotechnical and economic evaluations on a total of 10 producing property acquisitions, all located in the Gulf of Mexico. The Company submitted bids on four of those opportunities, one of which was deemed non-competitive by the seller. The Company is currently engaged in seeking debt and equity financing for the remaining opportunities.

Factors Affecting Comparability of Future Results

Success in Acquiring Oil and Gas Leases or Prospects. As a result of our 3-D seismic imaging and reprocessing, we currently hold one lease block in the U.S. Gulf of Mexico, which we believe may potentially contain economically recoverable reserves.

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

Results of Operations for the Year Ended September 30, 2022, compared to September 30, 2021

We had no sales during the year ended September 30, 2022, and 2021. Impairment of oil and gas properties and capitalized exploration costs for the year ended September 30, 2022, was approximately $6.9 million compared to approximately $0.4 million for the year ended September 30, 2021. The impairment of approximately $6.9 million for the year ended September 30, 2022, resulted from the expiration of a lease and the write off of Tau well costs, and the impairment of approximately $0.4 million for the year ended September 30, 2021 resulted from the relinquishment of a lease and the write-off of related capitalized costs. General and administrative expenses were approximately $1.5 million for both of these years ended September 30, 2022 and 2021, as we have remained disciplined with our expenditures while we pursue our development and acquisition strategy. Interest expense was approximately $512,000 for the year ended September 30, 2022, as compared to approximately $554,000 for the year ended September 30, 2021. Loss on extinguishment of debt was approximately $85,000 for the year ended September 30, 2022, compared to a gain on extinguishment of debt of approximately $406,000 for the year ended September 30, 2021. Gain on derivative financial instrument was approximately $242,000 for the year ended September 30, 2022, compared to a loss on derivative financial instrument of approximately $177,000 for the year ended September 30, 2021.

We had a net loss of approximately $8.7 million for the year ended September 30, 2022, compared to a net loss of approximately $2.2 million for the year ended September 30, 2021.

The basic loss per share for the year ended September 30, 2022, was $0.01, compared to a net loss per share of $0.00 for the year ended September 30, 2021.

For the year ended September 30, 2022, cash used in operating activities totaled approximately $1.4 million compared to approximately $1.6 million used in operating activities in fiscal 2021.

For the year ended September 30, 2022, cash provided by investing activities was approximately $0.014 million compared to $0.2 million provided by investing activities in fiscal 2021.

For the year ended September 30, 2022, and 2021 cash used in financing activities was approximately nil and $0.3 million, respectively.

As of September 30, 2022, the Company’s cash balance was approximately $0.14 million compared to approximately $1.5 million cash balance as of September 30, 2021. The Company’s fiscal 2022 cash decrease of approximately $1.4 million was primarily due to its net cash used in operating activities of approximately $1.4 million, cash received in investing activities of approximately $0.014 million and no cash used in financing activities.

Liquidity and Capital Resources

The Company has incurred accumulated losses for the period from inception to September 30, 2022, of approximately $68.9 million and has negative working capital of approximately $13.8 million. For the year ended September 30, 2022, the Company has generated losses of approximately $8.7 million and negative cash flows from operations of approximately $1.4 million. As of September 30, 2022, we had $0.14 million of cash on hand. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through December 2023. The $10 million is comprised primarily of capital expenditures for prospect development and the pursuit of acquisition targets as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amount to $12.5 million of current principal and interest as of September 30, 2022. The Company plans to finance its operations through equity and/or debt financings, and strategic transactions to include farm-outs, asset sales or mergers. Our policy has been to periodically raise funds through the sale of equity securities on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the year ended September 30, 2022, the Company used approximately $1.4 million of net cash in operating activities, compared with approximately $1.6 million of net cash used in operating activities for the year ended September 30, 2021. For the year ended September 30, 2022, cash provided by investing activities was approximately $0.014 million compared to approximately $0.21 million of cash provided by investing activities for the year ended September 30, 2021. For the year ended September 30, 2022, no cash was used in financing activities, compared with approximately $0.3 million used in financing activities for year ended September 30, 2021.

We will need to raise additional funds to cover expenditures planned for 2023, as well as any additional, unexpected expenditures that we may encounter. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders, or third-party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations, or the Company would need to sell assets or consider alternative plans up to and including restructuring.

We do not have any material contractual obligations. Other immaterial obligations may be reflected in our accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2022 and 2021, respectively.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The critical accounting estimates include impairment considerations of long-lived assets including oil and natural gas properties and assumptions used in valuing our derivative financial instruments.

Recently Adopted Accounting Pronouncements

In May 2021, Financial Accounting Standards Board (“FASB”) issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company has elected to early adopt this standard and in accordance with this standard was accounted for prospectively as of the beginning of the year. The early adoption of this standard impacted the accounting for the modification of investor warrants discussed in Note 7 and resulted in the recording of a loss on debt extinguishment of approximately $85,000. Historically the cost associated with the warrant modification was capitalized to deferred loan cost and amortized over the debt extension period.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GulfSlope Energy, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GulfSlope Energy

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GulfSlope Energy, Inc. (the “Company”) as of September 30, 2022 and 2021, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2022 and 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

We identified the Company's impairment assessment of unproved properties and properties under development as a critical audit matter which is referred to in Notes 1 and 3. Unproved properties and properties under development are reviewed for impairment at least quarterly and are determined through an evaluation by management and third-party consultants considering, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions. We also determined that the estimates of fair value of derivatives referred to in Notes 1 and 8 is also a critical audit matter due to its computational complexity and contains several assumptions influenced by management’s judgement. The Company currently has two derivative instruments one of which relates to a warrant originally granted with a debt instrument which contains a variable conversion feature with no floor and the other relates to a clause within an agreement that contains a make whole provision in the event that common stock held by the contracting party is sold at a loss then such loss would be reimbursed up to a guaranteed amount. Both instruments meet the definition of a derivative therefore they are accounted for at fair value each reporting period with any changes in fair value being recorded as a charge to the statement of operations. Performing audit procedures and evaluating audit evidence obtained related to these considerations required a high degree of auditor judgment and effort.

How the Critical Audit Matters were Addressed in the Audit

Our audit procedures performed to address these critical audit matters included the following, among others:

•	Impairment Assessment:

- We gained an understanding of the design of the controls over management’s process to develop their estimates included in the impairment assessment of oil and natural gas properties. We also gained an understanding of the design of the controls used by management to develop their estimates.

- We confirmed our understanding of the timing of lease expirations and performed a detailed evaluation of all unevaluated capitalized costs by type and category and through inquiry and testing of current activity we assessed the level of development plans and timing and if such activities were supported and progressing.

- The lease that expired in June 2022 was written off when it became apparent that a lease extension was not available and an interim impairment was recorded totaling approximately $3.1 million.

- We gained an understanding of management’s plans and the status of financing to pursue development.

- In total an impairment of approximately $6.9 million was recorded by the Company during different intervals during the year ended September 30, 2022 which we concluded that the timing and amounts were appropriate.

•	Derivatives:

- We gained an understanding of the design of the controls over management’s process to develop their estimate of fair value of its derivatives. We also gained an understanding of the design of the controls used by management to develop their estimates.

- Management uses the services of a third party consultant to compute the estimates of fair value. We performed an investigation into the experience, background and credentials of the third party specialist and found that the consultant possessed the appropriate competencies and experience to provide fair value services.

- The Company uses the Monte Carlo simulation model which takes into consideration stock price volatility, the current common stock price as of the balance sheet date, discount rates as well as other relevant assumptions that would be appropriate to estimate fair value as determined by a third party market participant.

- We confirmed our understanding and tested each underlying assumption to ensure they are correct.

- We independently reperformed the computations of the fair value estimates taking into consideration the appropriateness of the fair value model and underlying assumptions used and concluded the estimates where appropriate.

/s/ Pannell Kerr Forster of Texas, P.C.

We served as the Company’s auditor since November 2019.

Houston, Texas

December 29, 2022

GulfSlope Energy, Inc.

BALANCE SHEETS

	September 30,
	2022	2021
Assets
Current Assets
Cash	$135,381	$1,517,522
Accounts Receivable, Net	12,925	—
Prepaid Expenses and Other Current Assets	33,004	54,398
Total Current Assets	181,310	1,571,920
Property and Equipment, net	848	1,845
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	5,288,915	12,124,720
Total Non-Current Assets	5,289,763	12,126,565
Total Assets	$5,471,073	$13,698,485

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$135,391	$52,814
Related Party Payable	404,469	404,469
Related Party Accrued Interest Payable	3,401,489	2,961,689
Accrued Interest Payable	138,020	115,860
Accrued Liabilities and Other Payables	—	—
Loans from Related Parties	8,725,500	8,725,500
Notes Payable	—	—
Convertible Notes Payable, net of discount	227,000	176,663
Derivative Financial Instruments	959,222	1,201,656
Current Portion of Operating Lease Liability	—	—
Total Current Liabilities	13,991,091	13,638,651
Total Liabilities	13,991,091	13,638,651
Commitments and Contingencies (Note 11)
Stockholders’ Equity (Deficit)
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares, none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 3,000,000,000 as of September 30, 2022 and 1,500,000,000 as of September 30, 2021; issued and outstanding 1,268,240,346, as of September 30, 2022 and 2021, respectively	1,268,240	1,268,240
Additional Paid-in Capital	59,116,487	58,999,585
Accumulated Deficit	(68,904,745)	(60,207,991)
Total Stockholders’ Equity (Deficit)	(8,520,018)	59,834
Total Liabilities and Stockholders’ Equity (Deficit)	$5,471,073	$13,698,485

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF OPERATIONS

	For the Years ended September 30,
	2022	2021
Revenues	$—	$—
Operating Expenses:
Impairment of Oil and Natural Gas Properties	6,893,226	396,273
General and Administrative Expenses	1,463,538	1,505,270
Net Loss from Operations	(8,356,764)	(1,901,543)
Other Income (Expense):
Gain on Disposal of Property and Equipment	15,000	—
Interest Expense	(512,297)	(553,997)
Interest Income	—	1,085
Gain/(Loss) on Debt Extinguishment	(85,127)	405,502
Gain/(Loss) on Derivative Financial Instrument	242,434	(177,366)
Net Loss Before Income Taxes	(8,696,754)	(2,226,319)
Income Taxes	—	—
Net Loss	$(8,696,754)	$(2,226,319)
Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	1,268,240,346	1,267,808,839

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (Deficit)

For the Years Ended September 30, 2022 and 2021

	Common Shares	Common Amount	Additional Paid-In Capital Shares to Be Issued	Additional Paid-In Capital	Accumulated Deficit	Net Stockholders’ Equity (Deficit)
Balance at September 30, 2020	1,250,740,346	$1,250,740	$105,000	$58,728,308	$(57,981,672)	$2,102,376
Stock based compensation	—	—	—	96,875	—	96,875
Common stock issued to extinguish accrued interest	17,500,000	17,500	(105,000)	87,500	—	—
Warrants issued for debt extension	—	—	—	86,902	—	86,902
Net loss	—	—	—	—	(2,226,319)	(2,226,319)
Balance at September 30, 2021	1,268,240,346	$1,268,240	$—	$58,999,585	$(60,207,991)	$59,834
Stock based compensation	—	—	—	31,775	—	31,775
Extension of Warrants in Conjunction with Extension of Debt Maturity	—	—	—	85,127	—	85,127
Net loss	—	—	—	—	(8,696,754)	(8,696,754)
Balance at September 30, 2022	1,268,240,346	$1,268,240	$—	$59,116,487	$(68,904,745)	$(8,520,018)

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES
Net Loss	$(8,696,754)	$(2,226,319)
Adjustments to Reconcile Net Loss to Cash Used in Operating Activities:
Impairment of Oil and Natural Gas Properties	6,893,226	396,273
Depreciation	996	6,667
Debt Discount Amortization	50,337	91,369
Loss on Warrant Extension to Extend Debt Maturity	85,127	—
Loss (Gain) on Debt Extinguishment	—	(405,502)
Stock Based Compensation	31,775	96,875
(Gain) on Disposal of Property and Equipment	(15,000)	—
(Gain) Loss on Derivative Financial Instruments	(242,434)	177,366
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Receivable	(12,925)	37,233
Increase (Decrease) in Prepaid Expenses and Other Current Assets	(3,392)	29,732
Increase (Decrease) in Accounts Payable	50,619	(206,856)
Decrease in Related Party Payable	—	(13,516)
Increase in Accrued Interest Payable	461,960	462,203
Decrease in Deferred Credit	—	(7,307)
Net Cash Used in Operating Activities	(1,396,465)	(1,561,782)

INVESTING ACTIVITIES
Proceeds from Disposal of Property and Equipment	15,000	133,108
Refund of Security Deposit	24,785	—
Insurance Proceeds Received Related to Oil and Natural Gas Properties	—	223,650
Investments in Oil and Natural Gas Properties	(25,461)	(145,180)
Purchases of Property and Equipment	—	(2,165)
Net Cash Provided by Investing Activities	14,324	209,413

FINANCING ACTIVITIES
Payments on Notes Payable	—	(320,527)
Net Cash Used in Financing Activities	—	(320,527)

Net Decrease in Cash	(1,382,141)	(1,672,896)
Beginning Cash Balance	1,517,522	3,190,418
Ending Cash Balance	$135,381	$1,517,522

Supplemental Schedule of Cash Flow Activities:
Cash Paid for Interest, Net of Capitalized Amounts	$—	$424
Non-Cash Investing and Financing Activities:
Common Stock Issued to Extinguish Accrued Interest	—	17,500
Warrants Issued to extend maturity of debt instrument	—	86,902
Reduction in Derivative Liability due to Loan Payment in Full	—	46,621
Accrued PPP Loan Interest Forgiven	—	662
Purchase of Capital Expenditures
Included in Accounts Payable	31,960	2,960

The accompanying notes are an integral part to these financial statements.

GulfSlope Energy, Inc.

Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

GulfSlope Energy, Inc. (the “Company” or “GulfSlope”) is an independent oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana. The Company has leased one federal Outer Continental Shelf block (referred to as “prospect,” “portfolio” or “leases”) and licensed three-dimensional (3-D) seismic data in its area of concentration.

(b) Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-K and Regulation S-X published by the US Securities and Exchange Commission (the “SEC”). The accompanying financial statements include the accounts of the Company.

(c) Cash

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2022 and 2021, respectively.

(d) Accounts Receivable

The Company records an accounts receivable for operations expense reimbursements due from joint interest partners. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. If the Company determines any account to be uncollectible based on significant delinquency or other factors, we assess the receivable and the underlying asset for recovery. As of September 30, 2022, and 2021, no allowance was recorded. Accounts receivable were approximately $13,000 and nil on September 30, 2022, and 2021, respectively.

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

The costs of unproved properties and related capitalized costs (such as G&G costs) are withheld from the amortization calculation until such time as they are either developed or abandoned. Unproved properties and properties under development are reviewed for impairment at least quarterly and are determined through an evaluation by management and third-party consultants considering, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. In countries where a reserve base has not yet been established, impairments are charged to earnings.

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

As of September 30, 2022, the Company’s oil and gas properties consisted of unproved properties, capitalized costs and no proved reserves.

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

The Company assesses the carrying value of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing estimated undiscounted cash flows, expected to be generated from such assets to their net book value. If net book value exceeds estimated cash flows, the asset is written down to its fair value, determined by the estimated discounted cash flows from such asset. When an asset is retired or sold, its cost and related accumulated depreciation and amortization are removed from the accounts. The difference between the net book value of the asset and proceeds on disposition is recorded as a gain or loss in our statements of operations in the period in which they occur.

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

As the Company has incurred losses for the years ended September 30, 2022 and 2021, the potentially dilutive shares are anti-dilutive and thus not added into the EPS calculations. As of September 30, 2022 and 2021, there were 289,635,920 and 297,823,015 potentially dilutive shares, respectively.

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

(n) Recently Adopted Accounting Pronouncements

In May 2021, Financial Accounting Standards Board (“FASB”) issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company has elected to early adopt this standard and in accordance with this standard was accounted for prospectively as of the beginning of the year. The early adoption of this standard impacted the accounting for the modification of investor warrants discussed in Note 7 and resulted in the recording of a loss on debt extinguishment of approximately $85,000. Historically the cost associated with the warrant modification was capitalized to deferred loan cost and amortized over the debt extension period.

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

NOTE 2 – LIQUIDITY/GOING CONCERN

The Company has incurred accumulated losses as of September 30, 2022, of $68.9 million. Further losses are anticipated in developing our business, and there exists substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2022, the Company had $0.14 million of cash on hand. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through December 2023. The Company plans to finance operations and planned expenditures through equity and/or debt financings, and strategic transactions to include farm-outs, asset sales or mergers. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

The Company currently has under lease one federal Outer Continental Shelf block and has licensed 2.2 million acres of three-dimensional (3-D) seismic data in its area of concentration. Our lease expires on October 31, 2025.

As of September 30, 2022, the Company’s oil and natural gas properties consisted of unproved properties, capitalized exploration costs and no proved reserves. During the years ended September 30, 2022, and 2021, the Company capitalized approximately $0.03 million and $0.15 million to oil and gas properties. Nil and approximately $0.01 million of general and administrative expenses, respectively, were capitalized to oil and natural gas properties for the years ended September 30, 2022, and 2021.

During the twelve months ended September 30, 2022, the Company incurred impairment charges of approximately $6.9 million, resulting from the relinquishment or expiration of oil and natural gas leases and the impairment of the Tau well costs. For the twelve months ended September 30, 2021, impairment charges were approximately $0.4 million resulting from the relinquishment or expiration of oil and natural gas leases.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2022 and 2021:

	2022	2021
Office equipment and computers	$68,565	$135,254
Furniture and fixtures	—	16,280
Leasehold improvements	—	7,680
Total	68,565	159,214
Less: accumulated depreciation	(67,716)	(157,369)

Net property and equipment	$849	$1,845

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Life
Office equipment and computers	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of 5 years or related lease term

Depreciation expense was $996 and $6,667 for the years ended September 30, 2022, and 2021, respectively.

NOTE 5 – INCOME TAXES

The provision for income taxes consists of the following for the years ended September 30, 2022 and 2021:

	2022	2021
FEDERAL
Current	$—	$—
Deferred	—	—
STATE
Current	—	—
Deferred	—	—
TOTAL PROVISION	$—	$—

The difference between the actual income tax provision versus tax computed at the statutory rate is as follows for the years ended September 30, 2022, and 2021, respectively:

	2022	2021
Expected provision (based on statutory rate of 21%)	$(1,826,318)	$(467,527)
Effect of:
Increase (decrease) in valuation allowance	1,913,189	(661,812)
Non-Allowable (income) expenses	—	—
Prior year true-ups to return and other, net	(86,871)	1,129,339
Total actual provision	$—	$—

The Company does not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense (benefit). For the years ended September 30, 2022, and 2021, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of September 30, 2022 and 2021 relating to unrecognized benefits. Deferred income tax assets and liabilities at September 30, 2022 and 2021, respectively, consist of the following:

DEFERRED TAX ASSETS (LIABILITIES)	2022	2021

Net operating losses	$14,224,953	$13,028,326
Exploration costs	(858,133)	(1,299,327)
Oil and natural gas leases	—	1,337,094
IDC	—	(1,559,306)
Stock based compensation	693,218	686,545
Accrued interest and expenses not paid	729,098	632,087
Derivative financial instrument	201,432	252,348
Differences in book/tax depreciation	—	(387)
Net deferred tax asset	14,990,568	13,077,380
Valuation allowance	(14,990,568)	(13,077,380)
NET DEFERRED TAXES	$—	$—

The Company’s valuation allowance increased $1,913,189 during the year ended September 30, 2022 and decreased $661,812 during the year ended September 30, 2021.

At September 30, 2022, the Company had approximately $67.7 million of net operating losses (“NOL”), approximately $0.1 million of which will expire from 2024 to 2031, approximately $33.2 million of which will expire from 2032 to 2038, and approximately $34.4 million of which can be carried forward indefinitely. $33.4 million of the Company’s NOLs are allowable as a deduction against 100 percent of future taxable income since they were generated prior to the effective date of limitations imposed by the Tax Cut and Jobs Act (TCJA) of 2017 and Coronavirus Aid, Relief, and Economic Security Act (CARES) of 2020. $34.4 million of the Company’s NOLs are allowable as a deduction against 80 percent of future taxable income.

The tax years ended September 30, 2019 through 2022 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 6 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into convertible promissory notes whereby it borrowed a total of $8,675,500 from John Seitz, the chief executive officer (“CEO”). The notes are due on demand, bear interest at the rate of 5% per annum, and $5,300,000 of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of September 30, 2022, and 2021, the total amount owed to John Seitz is $8,675,500. This amount is included in loans from related parties within the condensed balance sheets. There was approximately $3.4 million and $2.96 million, respectively, of unpaid interest associated with these loans included in accrued interest payable within the balance sheet as of September 30, 2022, and 2021.

On November 15, 2016, a family member of the CEO entered into a $50,000 convertible promissory note with associated warrants under the same terms received by other investors (see Note 7).

Domenica Seitz CPA, who is related to the CEO, has provided accounting services to the Company, as a consultant and beginning October 2020 as an employee. During the years ended September 30, 2022 and 2021, the services provided were valued at approximately $67,000 and $75,000, respectively. The amount owed to this related party totals approximately $346,000 as of September 30, 2022 and 2021, respectively. The Company has accrued these amounts, and they have been reflected in related party payable in the September 30, 2022, and 2021 financial statements.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The Company’s convertible promissory notes consisted of the following as of September 30, 2022 and 2021.

	September 30, 2022			September 30, 2021
	Notes	Discount	Notes, Net of Discount	Notes	Discount	Notes Net of Discount
Bridge Financing Notes	$227,000	$—	$227,000	$227,000	$(50,337)	$176,663
Total	$227,000	$—	$227,000	$227,000	$(50,337)	$176,663

Bridge Financing Notes

Between June and November 2016, the Company issued eleven convertible promissory notes (“Bridge Financing Notes”) with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000, including $222,000 from related parties. These notes had a maturity of one year (which has been extended each year at maturity, with current maturity of April 30, 2024), an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3.0 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. The remaining note balance as of September 30, 2022 and 2021 was $277,000, including $50,000 from related parties, with remaining unamortized debt discounts of nil and approximately $50,000, respectively. For the year ended September 30, 2022, the two-year loan and warrant extension resulted in loss on extinguishment of debt of approximately $85,000. For the years ended September 30, 2022 and 2021, debt discount amortization was approximately $50,000 and $48,000, respectively. Accrued interest as of September 30, 2022, and 2021 related to these notes was approximately $138,000 and $116,000, respectively. As noted above, the maturity date related to these notes was extended to April 30, 2024. In consideration for the extension of the notes, the Company extended the term of the related warrants until April 30, 2024 and recognized approximately $85,000 of loss on extinguishment of debt when the incremental fair value pre modification was compared to post modification and the incremental value of the modified warrants was over 10% of the old note and as such the warrants were expensed immediately.

June 2019 Convertible Debenture

In November 2020, the Company made a $300,000 payment in full to satisfy the remaining balance of the convertible debenture and a gain on extinguishment of debt was recognized in the amount of $35,678. Debt discount amortization for the year ended September 30, 2021 was approximately $44,000.

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

As required by ASC 820-10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgement and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s derivative financial instruments that were accounted for at fair value on a recurring basis as of September 30, 2022, and 2021:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value as of

Derivative Financial Instrument at 9-30-21	$—	$(1,201,656)	$—	$(1,201,656)

Derivative Financial Instrument at 9-30-22	$—	$(959,222)	$—	$(959,222)

The change in derivative financial instruments for the twelve months ended September 30, 2022 and 2021 is as follows:

September 30, 2020 balance	$(1,070,551)
Derivative instruments converted/extinguished	46,261
Change in fair value	(177,366)
September 30, 2021 balance	(1,201,656)
Derivative instruments converted/extinguished	—
Change in fair value	242,434
September 30, 2022 balance	$(959,222)

Non-recurring fair value assessments include impaired oil and natural gas property assessments and stock-based compensation. During the years ended September 30, 2022 and 2021, the Company recorded an impairment charge of approximately $6.9 million and $0.4 million, respectively and approximately $32,000 and $97,000 of stock-based compensation expense, respectively.

NOTE 9 – COMMON STOCK/PAID IN CAPITAL

Year Ended September 30, 2021

In October 2020, the Company issued approximately 17.5 million common shares with a fair value of approximately $0.1 million related to the extinguishment of the Delek Note. Such shares were reflected on the September 30, 2020 balance sheet as additional paid in capital – shares to be issued.

Warrants

The warrants related to Bridge Financing Notes totaling 12,465,001 were extended during the year ended September 30, 2021 to mature on April 30, 2022 and at maturity during the year ended September 30, 2022 were extended again to mature on April 2024.

The following table summarizes the Company’s warrant activity during the twelve months ended September 30, 2022 and 2021:

Warrants	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2020	78,005,281	$0.04	2.75
Granted	—	—	—
Exercised	—	—	—
Expired	2,027,780	$0.15
Outstanding at September 30, 2021	75,977,500	$0.04	1.96
Granted	—	—	—
Exercised	—	—	—
Expired	11,312,500	0.09
Outstanding at September 30, 2022	64,665,000	$0.03	1.64
Exercisable at September 30, 2022	64,665,000	$0.03	1.64

A summary of all outstanding warrants at September 30, 2022:

Date Issued	Exercise Price	Number Outstanding	Remaining Contractual Life (Years)
Various 2016	$0.03	11,541,667	1.56
Various 2018	$0.10	923,333	1.56
October 2017	$0.10	1,100,000	0.04
December 2017	$0.10	1,100,000	0.21
June 2019	$0.04	50,000,000	1.73
	TOTAL	64,665,000

NOTE 10 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using the Black Scholes option pricing model, and is recognized over the vesting period. The Company recognized approximately $32,000 and $97,000 in stock-based compensation expense for the years ended September 30, 2022, and 2021, respectively. None of these costs were capitalized to unproved properties for the years ended September 30, 2022 and 2021, respectively. During the years ended September 30, 2022, and 2021, nil and 41.5 million options were granted at an exercise price of $0.004 with a vesting schedule of 50% six months and 50% one year after grant. The fair value of the options computed using Black Scholes was approximately $129,000.

The following table summarizes the Company’s stock option activity during the year ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2021	146,000,000	$0.0444	3.8
Vested and expected to vest	146,000,000	$0.0444	3.8
Exercisable at September 30, 2022	146,000,000	$0.0444	2.8

As of September 30, 2022, there was no unrecognized stock-based compensation expense.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

In July 2018, the Company entered into a 39 month lease for approximately 5,000 square feet of office space in 4 Houston Center in downtown Houston. Annual base rent was approximately $94,000 for the first 18 months, increasing to approximately $97,000 and $99,000 respectively during the remaining term of the lease. The lease term ended on September 30, 2021, and the Company entered into a twelve-month lease that could be terminated with at least 30 days prior written notice. The lease was terminated in August 2022 and the company made alternative arrangements and entered into a new month to month lease.

The Company reached an agreement in August 2018 for the settlement of approximately $1 million in debt owed to a third party. The vendor was paid $150,000 in cash, future cash payments of $7,500 and 10 million shares of GulfSlope common stock. The agreement contains a provision that upon the sale of the common stock if the original debt is not fully satisfied, full payment will be made, under a mutually agreed payment plan. If the stock is sold for a gain any surplus in excess of $1.3 million shall be a credit against future purchases from the vendor. The agreement was determined to meet the definition of a derivative in accordance with ASC 815. On September 30, 2022 and 2021, there is a fair value liability of approximately $784,000 and $721,000, respectively, which is included within Derivative Financial Instruments on the condensed balance sheet.

NOTE 12 – SUBSEQUENT EVENTS

On October 10, 2022, GulfSlope Energy, Inc. entered into a Securities Purchase Agreement with one or more buyers. Under the terms of the Securities Purchase Agreement, the Company will issue and sell to Buyers up to an aggregate of $650,000 of convertible promissory notes which shall be convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), of which $55,000 shall be purchased upon the signing of the SPA (the “First Closing”), with additional tranches of financing subject to further agreement by and between the Buyer and the Company. The SPA contains customary representations, warranties and agreements by the Company and customary conditions to closing.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, the end of the period covered by this Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Based on this evaluation, our management concluded that, as of September 30, 2022, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting due to an exemption established by the SEC for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Title
John N. Seitz	70	Chairman, Chief Executive Officer
John H. Malanga	55	Chief Financial Officer
Charles G. Hughes	65	Vice President, Land
Richard S. Langdon	72	Director
Paul L. Morris	80	Director

John N. Seitz. Mr. Seitz has served as the Company’s chief executive officer and chairman of the board and director since May 31, 2013 and served as a consultant to the Company from March 2013 through May 2013. Prior to joining the Company, Mr. Seitz held positions of increasing responsibility at Anadarko Petroleum Corporation (NYSE: APC), serving most recently as a director and as president and chief executive officer until 2003. Mr. Seitz serves on the board of directors of Sheridan Production Partners (private oil & gas producer, U.S. onshore). Mr. Seitz is a Certified Professional Geological Scientist from the American Institute of Professional Geologists and a licensed professional geoscientist with the State of Texas. Mr. Seitz has also served as a trustee for the American Geological Institute Foundation. In 2000, the Houston Geological Society honored Mr. Seitz as a “Legend in Wildcatting,” and he is a member of the All American Wildcatters. Mr. Seitz holds a Bachelor of Science degree in Geology from the University of Pittsburgh, a Master of Science degree in Geology from Rensselaer Polytechnic Institute and has completed the Advanced Management Program at the Wharton School.

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

Richard S. Langdon. Mr. Langdon has served as an independent director of the Company since March 2014. Mr. Langdon is currently the chief executive officer, president and chief financial officer of Altamont Energy, Inc., a privately held exploration and production company formed in April 2018. Mr. Langdon also serves as an independent member of the board of managers of Evolve Transition Infrastructure LP and is a member of its Audit and Conflicts Committees. Mr. Langdon served as the president, chief executive officer and outside director of Badlands Energy, Inc. and its predecessor entity, Gasco Energy, Inc. from May 2013, and Debtor-in Possession from August 2017 to October 2018. Prior to assuming the President and CEO role, Mr. Langdon had served as a Gasco Energy Inc. independent board member from March 2003 to May 2013. Mr. Langdon was the president and chief executive officer of KMD Operating Company, LLC, and its predecessor entity, Matris Exploration Company LP, both privately held exploration and production companies, from July 2004 through December 2015. Mr. Langdon also served as president and chief executive officer of Sigma Energy Ventures, LLC, a privately held production company, from November 2007 until November 2013. From 1997 until 2002, Mr. Langdon served as executive vice president and chief financial officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration Company in 2002. Prior to that, he held various positions with the Pennzoil Companies from 1991 to 1996, including executive vice president - International Marketing - Pennzoil Products Company; senior vice president - Business Development - Pennzoil Company and senior vice president - Commercial & Control - Pennzoil Exploration & Production Company. Mr. Langdon graduated from the University of Texas at Austin with a Bachelor of Science degree in Mechanical Engineering in 1972 and a Master of Business Administration in 1974.

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

The Company has no formal policy with regard to Board members’ attendance at annual meetings of security holders. During the fiscal year ended September 30, 2022, the Board held four quarterly meetings, two special meetings and a shareholder meeting. All board members were in attendance for each meeting.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, executive officers and more than 10% stockholders are required by SEC regulations to provide us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, all Section 16(a) filing requirements applicable to our directors, officers and more than 10% beneficial owners were complied with during the year ended September 30, 2022.

Code of Ethics

We have adopted a written code of ethics and whistleblower policy (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our Code of Ethics was previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended 2012 and can be found at www.sec.gov. Our Code of Ethics can also be found on our website at www.gulfslope.com. A copy of the Code of Ethics will be provided to any person, without charge, upon request to the Secretary at 1000 Main St., Suite 2300, Houston, Texas 77002.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation to Officers of the Company

The following tables contain compensation data for our named executive officers for the fiscal years ended September 30, 2022, and 2021:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Stock Option Awards	All Other Compensation	Total
John N. Seitz(1)	2022	$—	$—	$—	$—	$—	$—
CEO	2021	—	—	—	—	—	—

John H. Malanga	2022	126,160	—	—	—	—	126,160
CFO	2021	150,000	—	—	34,100	—	184,100

(1)	Mr. Seitz is not currently receiving or accruing any compensation as of the date of this Annual Report.

Employment and Consulting Arrangements

Not applicable.

Compensation Policies and Practices as they Relate to the Company’s Risk Management

Not applicable.

Director Compensation

In January of 2017, the Company’s nonemployee directors were each awarded 2,500,000 stock options for the Company’s stock at an exercise price of $0.0278 per share, 50% vested in January 2017 and 50% vested in January of 2018. The stock options will expire in January 2024. In June of 2018, the Company’s nonemployee directors were each awarded 4,500,000 stock options for the Company’s stock at an exercise price of $0.075 per share, 1.5 million vested in June 2018, and 1.5 million vested in June 2019 and 1.5 million vested in June 2020. The stock options will expire in December 2025. In January 2021, the Company’s nonemployee directors were each awarded 5,000,000 stock options for the Company’s stock at an exercise price of $0.004 per share, 2.5 million vested in July 2021, and 2.5 million vested in January 2022. The stock options will expire in December 2025.

Grants of Plan-Based Awards

The Company shareholders approved the 2018 Omnibus Incentive Plan in May of 2018. Restricted stock and stock option awards made after this date, to executives, employees, and directors were made pursuant to the plan.

Outstanding Equity Awards at Fiscal Year End

In October 2013, two million stock options were awarded with an exercise price of $0.12 and have an expiration of October 2023. In January 2017, 28.5 million stock options were awarded to GulfSlope Energy executives and employees and five million to directors. The exercise price of the stock options is $0.0278, and they expire in January 2024. In May 2018, 0.5 million stock options were awarded to an employee, the exercise price is $0.065, and they expire in December 2025. In June 2018, 67.5 million stock options were awarded to GulfSlope Energy executives, employees, consultants, and directors. The exercise price of the stock options is $0.075, and they expire in December 2025. On January 2, 2019, the Company issued 1 million stock options to a former employee and consultant. The exercise price of the stock options is $0.045, and they expire in December 2025. All of the 2013 through 2019 stock option awards are fully vested. In January 2021, 41.5 million stock options were awarded to GulfSlope Energy executives, employees, consultants, and directors. The exercise price of the options is $0.004 per share and 50% of the options vested in July 2021 and 50% vested in January 2022. The expiration date of the options is December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of outstanding shares of common stock owned by: (a) each of our directors; (b) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of December 27, 2022, there were 1,268,240,346 shares of common stock deemed issued and outstanding.

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

Named Executives Officers and Directors	Beneficially Owned Shares of Common Stock	Percentage of Beneficially Owned Common Stock
John N. Seitz (1)	261,955,676	20.7%
John H. Malanga (3)	46,666,667	3.7%
Richard S. Langdon (4)	12,916,667	1.0%
Paul L. Morris (2) (4)	14,228,038	1.1%
All Executive Officers & Directors	333,767,048	26.5%

Greater than 5% Shareholders
Delek GOM Investments LLC	294,018,459	23.2%

(1)	Includes 44,166,667 shares of common stock underlying the convertible demand note in the principal amount of $5.3 million and 18,203,453 shares underlying the convertible accrued interest in the amount of $2,184,414.

(2)	Includes 61,371 shares of common stock held by the Morris Family Limited Partnership LP, a partnership of which an entity controlled by Mr. Morris is the general partner and 2,500,000 stock options awarded in January 2017, one-half vested in January of 2017 and one-half vested in January 2018. Includes 4,500,000 stock options awarded in June 2018, one-third vested in June of 2018, one-third vested in June 2019 and one-third vested in June 2020. Includes 5,000,000 stock options awarded in January 2021, one-half vested in July of 2021, one-half vested in January 2022.
(3)	Includes 15,000,000 stock options awarded in January 2017, one-half vested in January of 2017 and one-half vested in January 2018. Includes 18,000,000 stock options awarded in June 2018, one-third vested in June of 2018, one-third vested in June 2019 and one-third vested in June 2020. Includes 11,000,000 stock options awarded in January 2021, one-half vested in July of 2021, one-half vested in January 2022.
(4)	Includes 2,500,000 stock options awarded in January 2017, one-half vested in January of 2017 and one-half vested in January 2018. Includes 4,500,000 stock options awarded in June 2018, one-third vested in June of 2018, one-third vested in June 2019 and one-third vested in June 2020. Includes 5,000,000 stock options awarded in January 2021, one-half vested in July of 2021, one-half vested in January 2022.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees and Services

For the fiscal years ended September 30, 2022 and 2021 professional services were performed by Pannell Kerr Forster of Texas, P.C. The aggregate fees billed by PKF of Texas for the fiscal year ended September 30, 2022, were as follows:

September 30, 2022
Audit Fees (1)	$94,206
Audit-Related Fees (2)	70,145
Tax Fees (3)	15,275
All Other Fees	—

(1)	Audit services include fees for professional services rendered only for the audit of the Company’s annual financial statements for the fiscal year ended September 30, 2021.

(2)	Audit-related services primarily include fees for assurance and related services by our principal accountants that are reasonably related to the performance of the review of our financial statements for the quarterly periods December 31, 2021, March 31, 2022 and June 30, 2022.

(3)	Tax services include fees for assistance with tax preparation and compliance during the year ended September 30, 2022.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements (included under Item 8):

(3) Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GulfSlope Energy, Inc., dated effective September 30, 2022 incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed October 4, 2022
3.2	Bylaws of GulfSlope Energy, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2014
4.1	Common Stock Specimen, incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the fiscal year ended September 30, 2012
10.1(3)	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K for the fiscal year ended September 30, 2014
10.2(3)	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 of Form 8-K filed October 31, 2013
10.3	Form of Convertible Promissory Note between the Company and John N. Seitz, incorporated by reference to Exhibit 10.4 of Form 8-K filed October 31, 2013
10.5(3)	GulfSlope Energy, Inc. 2014 Omnibus Incentive Plan dated effective May 24, 2014, incorporated by reference to Exhibit 10.1 of Form 8-K filed May 30, 2014
14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K for the fiscal year ended September 30, 2012
23.1(1)	Consent of Independent Registered Public Accounting Firm
31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document Documents
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(3)	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 15(b).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GulfSlope Energy, Inc. (Registrant)
Date: December 29, 2022
	By:	/s/ John N. Seitz
John N. Seitz
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John N. Seitz	Chief Executive Officer and Chairman	December 29, 2022
John N. Seitz	(Principal Executive Officer)

/s/ John H. Malanga	Chief Financial Officer	December 29, 2022
John H. Malanga	(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Richard S. Langdon	Director	December 29, 2022
Richard S. Langdon

/s/ Paul L. Morris	Director	December 29, 2022
Paul L. Morris