Form 10-Q
period 2022-12-31
GULFSLOPE ENERGY, INC.
filed 2023-02-14
CIK 1341726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No. 000-51638

GULFSLOPE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1689008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Main St., Suite 2300, Houston, Texas (Address of principal executive offices)	77002 (zip code)

(281) 918-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	GSPE	OTCPK

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, on February 10, 2023, was 1,268,240,346.

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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and other factors that may affect our future results and business, generally, including those discussed in the Company’s periodic reports that are filed with the SEC and available on the SEC’s website (http://www.sec.gov).

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

PART I – FINANCIAL STATEMENTS (Unaudited)

December 31, 2022

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

GulfSlope Energy, Inc.

Condensed Balance Sheets

(Unaudited)

	December 31, 2022	September 30, 2022
Assets
Current Assets
Cash	$63,638	$135,381
Accounts Receivable, Net	—	12,925
Prepaid Expenses and Other Current Assets	31,726	33,004
Total Current Assets	95,364	181,310
Property and Equipment, net	667	848
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	5,306,415	5,288,915
Total Non-Current Assets	5,307,082	5,289,763
Total Assets	$5,402,446	$5,471,073
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$229,968	$135,391
Related Party Payable	404,469	404,469
Related Party Accrued Interest Payable	3,512,343	3,401,489
Loans from Related Parties	8,725,500	8,725,500
Accrued Interest Payable	144,769	138,020
Convertible Notes Payable, net of Debt Discount	251,258	227,000
Derivative Financial Instruments	1,018,523	959,222
Total Current Liabilities	14,286,830	13,991,091
Total Liabilities	14,286,830	13,991,091
Commitments and Contingencies (Note 9)
Stockholders’ (Deficit) Equity
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000,000 shares; issued and outstanding 1,268,240,346 and 1,268,240,346 as of December 31, 2022 and September 30, 2022, respectively	1,268,240	1,268,240
Additional Paid-in-Capital	59,116,487	59,116,487
Accumulated Deficit	(69,269,111)	(68,904,745)
Total Stockholders’ (Deficit) Equity	(8,884,384)	(8,520,018)
Total Liabilities and Stockholders’ (Deficit) Equity	$5,402,446	$5,471,073

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,
	2022	2021
Revenues	$—	$—
General and Administrative Expenses	254,705	446,960
Net Loss from Operations	(254,705)	(446,960)
Other Income/(Expenses):
Interest Expense, net	(131,040)	(138,238)
Gain on Derivative Financial Instruments	21,379	80,314
Net Loss Before Income Taxes	(364,366)	(504,884)
Provision for Income Taxes	—	—
Net Loss	$(364,366)	$(504,884)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	1,268,240,346	1,268,240,346

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Statements of Stockholders’ Equity

(unaudited)

For the Three Months Ended December 31, 2022

			Additional		Net
	Common		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2022	1,268,240,346	$1,268,240	$59,116,487	$(68,904,745)	$(8,520,018)
Net Loss	—	—	—	(364,366)	(364,366)
Balance at December 31, 2022	1,268,240,346	$1,268,240	$59,116,487	$(69,269,111)	$(8,884,384)

For the Three Months Ended December 31, 2021

			Additional
	Common		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2021	1,268,240,346	$1,268,240	$58,999,585	$(60,207,991)	$59,834
Stock based compensation	—	—	31,775	—	31,775
Net Loss	—	—	—	(504,884)	(504,884)
Balance at December 31, 2021	1,268,240,346	$1,268,240	$59,031,360	$(60,712,875)	$(413,275)

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,
	2022	2021
OPERATING ACTIVITIES
Net Loss	$(364,366)	$(504,884)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation	182	456
Stock Based Compensation	—	31,775
Gain on Derivative Financial Instruments	(21,379)	(80,314)
Debt Discount Amortization	13,437	21,844
Changes in Operating Assets and Liabilities:
Accounts Receivable	12,925	—
Prepaid Expenses and Other Current Assets	1,278	(218,473)
Accounts Payable	94,577	59,092
Accrued Interest Payable	117,603	116,394
Net Cash Used In Operating Activities	(145,743)	(574,110)

INVESTING ACTIVITIES
Investments in Oil and Gas Properties	(17,500)	(19,317)
Net Cash Used In Investing Activities	(17,500)	(19,317)

FINANCING ACTIVITIES
Proceeds From Convertible Promissory Notes	91,500	—
Net Cash Provided By Financing Activities	91,500	—

Net Decrease in Cash	(71,743)	(593,427)
Beginning Cash Balance	135,381	1,517,522
Ending Cash Balance	$63,638	$924,095

Non-Cash Financing and Investing Activities:
Capital Expenditures in Accounts Payable	$—	26,253
Debt Discount Related to Issuance of Convertible Promissory Notes	89,179	—

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

December 31, 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GulfSlope Energy, Inc. (the “Company” or “GulfSlope”) is an independent oil and natural gas exploration company whose interests are concentrated in the United States Gulf of Mexico federal waters offshore Louisiana. The Company currently has under lease one federal Outer Continental Shelf block (referred to as “prospect,” “portfolio” or “leases”) and licensed three-dimensional (3-D) seismic data across its area of concentration.

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

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2022, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and filed with the Securities and Exchange Commission on December 29, 2022.

Cash

GulfSlope considers highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2022 and September 30, 2022.

Liquidity / Going Concern

The Company has incurred accumulated losses as of December 31, 2022 of $69.3 million, has negative working capital of $14.2 million and for the three months ended December 31, 2022 generated losses of $0.4 million. Further losses are anticipated in developing our business. As a result, there exists substantial doubt about our ability to continue as a going concern. As of December 31, 2022, we had $0.06 million of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures. The $10.0 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $12.6 million of current principal and accrued interest as of December 31, 2022. The Company plans to finance operations and planned expenditures through the issuance of equity securities, debt financings and farm-out agreements, asset sales or mergers. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all, or that obligations can be extended. If the Company is not successful in obtaining financing or extending obligations, operations would need to be curtailed or ceased, or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable

The Company records an accounts receivable for operations expense reimbursements due from joint interest partners and also from normal operations. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. If the Company determines any account to be uncollectible based on significant delinquency or other factors, the receivable and the underlying asset are assessed for recovery. As of December 31, 2022 and September 30, 2022, there was no allowance for doubtful accounts receivable. Gross accounts receivable was nil at December 31, 2022 and approximately $13,000 at September 30, 2022, respectively.

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

As of December 31, 2022, the Company’s oil and gas properties consisted of unproved properties, capitalized costs and no proved reserves.

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

As the Company has incurred losses for the three months ended December 31, 2022, and 2021, the potentially dilutive shares are anti-dilutive and are not added into the loss per share calculations. As of December 31, 2022, and 2021, there were 353,099,289 and 288,396,467 potentially dilutive shares, respectively.

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. This standard is effective for small reporting companies who adopt the private Company rules for fiscal years beginning after December 15, 2023. The adoption of ASU 2020-06 is not expected to have a material impact on the Company’s financial statements or disclosures.

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

As of December 31, 2022, the Company’s oil and natural gas properties consisted of unproved properties, capitalized exploration costs and no proved reserves. During the three months ended December 31, 2022, and 2021, the Company capitalized $0.018 and approximately $0.05 million to oil and gas properties, respectively. During the three months ended December 31, 2022, and 2021, the Company capitalized nil of interest expense to oil and natural gas properties, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into convertible promissory notes whereby it borrowed a total of $8,675,500 from John Seitz, the chief executive officer (“CEO”). The notes are due on demand, bear interest at the rate of 5% per annum, and $5,300,000 of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of December 31, 2022, the total amount owed to John Seitz is $8,675,500. This amount is included in loans from related parties within the condensed balance sheets. There was approximately $3.5 million and $3.07 million of unpaid interest associated with these loans included in accrued interest payable within the balance sheet as of December 31, 2022 and 2021, respectively.

On November 15, 2016, a family member of the CEO entered into a $50,000 convertible promissory note with associated warrants (“Bridge Financing”) under the same terms received by other investors (see Note 5). This amount is included in loans from related parties within the condensed balance sheets.

Domenica Seitz, CPA, related to John Seitz, has provided accounting services to the Company through September 2020 as a consultant and beginning October 2020 as an employee. The total amount payable to Domenica Seitz is approximately $346,000 for unpaid past services as of December 31, 2022 and September 30, 2022, respectively. During the three months ended December 31, 2022 and 2021, salary of approximately $8,900 and $19,000, respectively, was paid.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

 The Company’s convertible promissory notes consisted of the following as of September 30, 2022 and December 31, 2022.

	September 30, 2022			December 31, 2022
	Notes	Discount	Notes, Net of Discount	Notes	Discount	Notes, Net of Discount
Bridge Financing Notes	$227,000	$—	$227,000	$227,000	$—	$227,000
2022 Convertible Debenture	—	—	—	100,000	(75,742)	24,258
Total	$227,000	$—	$227,000	$327,000	$(75,742)	$251,258

Bridge Financing Notes

Between June and November 2016, the Company issued eleven convertible promissory notes (“Bridge Financing Notes”) with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000, including $222,000 from related parties. These notes and associated warrants had a maturity of one year (which has been extended at maturity to April 30, 2024), an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. The note balances as of December 31, 2022 and September 30, 2022 were $277,000, with unamortized debt discounts of nil, respectively. As noted above, on April 30, 2022, the maturity date related to these notes and associated warrants was extended to April 30, 2024. In consideration for the extension of the notes in April 2022, the Company extended the term of the related warrants until April 30, 2024 and recognized approximately $85,000 of loss on extinguishment of debt when the incremental fair value pre modification was compared to post modification and the incremental value of the modified warrants was over 10% of the old note and as such the warrants were expensed immediately.

2022 Convertible Debenture

In October 2022, the Company entered into a Securities Purchase Agreement (“SPA”) under the terms of which the Company will issue and sell to Buyers up to an aggregate of $650,000 of convertible debentures (“Convertible Debentures”).  On October 13, 2022, approximately $50,000 of Convertible Debentures were purchased upon the signing of the SPA (the “First Closing”).

The Convertible Debentures accrue interest at eight percent per annum, and no earlier than six months after the issue date, are convertible at the option of the holder into common stock at a conversion rate of 65% of the lowest volume weighted adjusted price (as reported by OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg, LP) for the ten consecutive trading days immediately preceding conversion.

The Company evaluated the conversion feature and concluded that it should be bifurcated and accounted for as a derivative liability due to the variable conversion feature which does not contain an explicit limit on the number of shares that are required to be issued. Accordingly, the embedded conversion feature was recorded at fair value at issuance and will be subsequently remeasured to fair value at each reporting period.

The fair value of the embedded conversion feature was determined utilizing a Geometric Brownian Motion Stock Path Based Monte Carlo Simulation that utilized the following key assumptions:

	Tranche 1 October 13, 2022	Tranche 2 December 5, 2022	Tranche 1 December 31, 2022	Tranche 1 December 31, 2022
Stock Price	$0.0052	$0.0041	$0.0045	$0.0045
Volatility	158.12%	156.37%	168.03%	159.49%
Remaining Term	0.98	0.98	0.77	0.91
Risk Free Rate	4.46%	4.77%	4.73%	4.73%

In addition to the fixed exercise price noted above, the model incorporates the variable conversion price which is simulated as 65% of the lowest trading price within the ten consecutive days preceding presumed conversion.

The Company’s convertible promissory notes consisted of the following as of December 31, 2022. Debt discount amortization for the quarter ended December 31, 2022 was approximately 13,000.

Notes Payable at December 31, 2022	Notes	Discount	Notes, Net of Discount
Bridge Financing Notes	$227,000	$—	$227,000
2022 Convertible Debenture	100,000	(75,742)	24,258
Total	$327,000	$(75,742)	$251,258

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s derivative financial instruments that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2022, respectively:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value as of
Derivative Financial Instrument at September 30, 2022	$—	$(959,222)	$—	$(959,222)

Derivative Financial Instrument at December 31, 2022	$—	$(1,018,523)	$—	$(1,018,523)

The change in derivative financial instruments for the three months ended December 31, 2022 is as follows:

September 30, 2022 balance	$(959,222)
New derivative instruments issued	(80,679)
Derivative instruments extinguished	—
Change in fair value	21,378
December 31, 2022 balance	$(1,018,523)

Non-recurring fair value assessments include impaired oil and natural gas property assessments and stock-based compensation. There was no impairment charge recorded for the quarters ended December 31, 2022 and 2021, respectively. The Company recorded stock-based compensation of nil and approximately $32,000 for the three months ended December 31, 2022 and 2021, respectively.

NOTE 7 – COMMON STOCK/PAID IN CAPITAL

The following table summarizes the Company’s outstanding warrants at September 30, 2022 and December 31, 2022, respectively:

Warrants	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2022	64,665,000	$0.040	2.75
Granted	—	—	—
Exercised	—	—	—
Expired	2,200,000	$0.100	—
Outstanding at December 31, 2022	62,465,000	$0.023	1.45

NOTE 8 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using the Black Scholes option pricing model, and is recognized over the vesting period. The Company recognized stock-based compensation of nil and approximately $32,000 for the three months ended December 31, 2022 and 2021, respectively. Of the $32,000 of stock-based compensation recognized for the three months ended December 31, 2021, all was recorded as compensation expense within general and administrative expense.

The following table summarizes the Company’s stock option activity at September 30, 2022 and for the three months ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2022	146,000,000	$0.0444	2.8
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at December 31, 2022	146,000,000	$0.0444	2.51
Exercisable at December 31, 2022	146,000,000	$0.0444	2.51

As of December 31, 2022, there was no unrecognized stock-based compensation expense.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The Company reached an agreement in August 2018 for the settlement of approximately $1 million in debt owed to a third party. The vendor was paid $150,000 in cash, future cash payments of $7,500 and 10 million shares of GulfSlope common stock. The agreement contains a provision that upon the sale of the common stock if the original debt is not fully satisfied, full payment will be made, under a mutually agreed payment plan. If the stock is sold for a gain any surplus in excess of $1.3 million shall be a credit against future purchases from the vendor. The agreement was determined to meet the definition of a derivative in accordance with ASC 815. On December 31, 2022 and September 30, 2022, there is a fair value liability of approximately $781,000 and $784,000, respectively, which is included within Derivative Financial Instruments on the condensed balance sheet.

NOTE 10 – SUBSEQUENT EVENTS

A convertible promissory note facility for up to $125,000 was transacted with a related party in February 2023. Through the date of this filing $65,000 has been borrowed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the notes to those financial statements included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, such as those statements that address activities, events or developments that we expect, believe or anticipate will or may occur in the future. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Known material risks that may affect our financial condition and results of operations are discussed in Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended September 30, 2022 and this Quarterly Report on Form 10-Q, Part II, Item 1A, Risk Factors, and may be discussed or updated from time to time in subsequent reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We assume no obligation, nor do we intend to update these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “GulfSlope” “we,” “us,” “our” and the “Company” refer to GulfSlope Energy, Inc.

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

We have historically operated our business with working capital deficits and these deficits have been funded by equity and debt investments and loans from management. As of December 31, 2022, we had $0.06 million of cash on hand. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures through February 2024 assuming execution of our prospect drilling and acquisition strategy. The Company plans to finance operations and planned expenditures through equity and/or debt financings, farm-out agreements, and/or other transactions. There are no assurances that financing will be available with acceptable terms, if at all.

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

We currently hold one lease, and we are evaluating the acquisition of additional leases in our core area. Our lease has a five-year primary term, plus a three year extension and the lease expires on October 31, 2025. The Bureau of Ocean Energy Management’s (“BOEM”) regulatory framework provides multiple options for leaseholders to apply to receive extensions of lease terms under specified conditions. GulfSlope is exploring all options contained in BOEM’s regulatory framework to extend the terms of the leases. Additional prospective acreage can be obtained through lease sales, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic licensing, acquisition, processing, and/or interpretation may become highly advantageous, to more precisely define the most optimal drillable location(s), particularly for development of discoveries.

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

As of December 31, 2022, the Company’s oil and gas properties consisted of unproved properties, capitalized costs and no proved reserves.

Property and equipment are carried at cost. We assess the carrying value of our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

There has been no change to our critical accounting policies as included in our annual report on Form 10-K as of September 30, 2022, which was filed with the Securities and Exchange Commission on December 29, 2022.

Three Months Ended December 31, 2022, Compared to Three Months Ended December 31, 2021

There was no revenue during the three months ended December 31, 2022 and 2021. General and administrative expenses were approximately $0.3 million for the three months ended December 31, 2022, compared to approximately $0.4 million for the three months ended December 31, 2021. Net interest expense was approximately $131,000 for the three months ended December 31, 2022 as compared to approximately $138,000 for the three months ended December 31, 2021. Gain on derivative financial instruments was approximately $21,000 and $80,000 for the three months ended December 31, 2022 and 2021, respectively, which was caused by the change in fair value of the underlying derivative financial instruments.

Liquidity and Capital Resources

The Company has incurred accumulated losses for the period from inception to December 31, 2022, of approximately $69.3 million, and has a negative working capital of $14.2 million. For the three months ended December 31, 2022, the Company has generated losses of approximately $0.4 million and net cash used in operations of approximately $0.1 million. As of December 31, 2022, there was $0.06 million of cash on hand. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through February 2024. The $10 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations and accrued interest, which amounted to approximately $12.6 million as of December 31, 2022. The Company plans to finance operations and planned expenditures through the issuance of equity securities, debt financings, farm-out agreements, mergers or other transactions. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended December 31, 2022, the Company used approximately $0.1 million of net cash in operating activities, compared with approximately $0.6 million of net cash used in operating activities for the three months ended December 31, 2021. For the three months ended December 31, 2022 and 2021, approximately $0.02 million of cash was used in investing, respectively. For the three months ended December 31, 2022, the Company received approximately $0.09 million of net cash from financing activities compared with nil for the three months ended December 31, 2021.

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

As noted in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, the design and operating effectiveness of our controls were adequate to ensure that certain account analysis and accounting judgments related to certain estimates throughout the year were properly accounted for and reviewed in a timely manner.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading Part I, Item 1A. “Risk Factors” included in our September 30, 2022 Annual Report, and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The risks and uncertainties described below should be read together with those disclosed in our 2022 Form 10-K, Annual Report filed with the SEC on December 29, 2022 and our other SEC filings.

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

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	February 14 ,2023	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	February 14, 2023	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer