Form 10-Q
period 2023-03-31
GULFSLOPE ENERGY, INC.
filed 2023-05-15
CIK 1341726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, on May 10, 2023, was 1,286,248,588.

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

PART I – FINANCIAL STATEMENTS (Unaudited)

March 31, 2023

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

GulfSlope Energy, Inc.

 Condensed Balance Sheets

(Unaudited)

	March 31, 2023	September 30, 2022
Assets
Current Assets
Cash	$24,764	$135,381
Accounts Receivable, Net	—	12,925
Prepaid Expenses and Other Current Assets	61,626	33,004
Total Current Assets	86,390	181,310
Property and Equipment, net	485	848
Oil and Natural Gas Properties, Full Cost Method of Accounting, Unproved Properties	5,306,415	5,288,915
Total Non-Current Assets	5,306,900	5,289,763
Total Assets	$5,393,290	$5,471,073
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts Payable	$218,933	$135,391
Related Party Payable	404,469	404,469
Related Party Accrued Interest Payable	3,622,128	3,401,489
Loans from Related Parties	8,725,500	8,725,500
Related Party Short Term Loan Payable	193,000	—
Accrued Interest Payable	152,281	138,020
Convertible Notes Payable, net of Debt Discount	273,248	227,000
Derivative Financial Instruments	1,084,182	959,222
Total Current Liabilities	14,673,741	13,991,091
Total Liabilities	14,673,741	13,991,091
Commitments and Contingencies (Note 9)
Stockholders’ (Deficit) Equity
Preferred Stock; par value ($0.001); Authorized 50,000,000 shares none issued or outstanding	—	—
Common Stock; par value ($0.001); Authorized 1,500,000,000 shares; issued and outstanding 1,268,240,346 and 1,268,240,346 as of March 31, 2023 and September 30, 2022, respectively	1,268,240	1,268,240
Additional Paid-in-Capital	59,116,487	59,116,487
Accumulated Deficit	(69,665,178)	(68,904,745)
Total Stockholders’ (Deficit) Equity	(9,280,451)	(8,520,018)
Total Liabilities and Stockholders’ (Deficit) Equity	$5,393,290	$5,471,073

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—
Impairment of Oil and Natural Gas Properties	—	3,093,693	—	3,093,693
General and Administrative Expenses	191,120	358,445	445,825	805,406
Net Loss from Operations	(191,120)	(3,452,138)	(445,825)	(3,899,099)
Other Income/(Expenses):
Interest Expense	(139,287)	(135,353)	(270,327)	(273,590)
Loss on Derivative Financial Instrument	(65,659)	(264,545)	(44,281)	(184,231)
Net Loss Before Income Taxes	(396,066)	(3,852,036)	(760,433)	(4,356,920)
Provision for Income Taxes	—	—	—	—
Net Loss	$(396,066)	$(3,852,036)	$(760,433)	$(4,356,920)
Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	1,268,240,346	1,268,240,346	1,268,240,346	1,268,240,346

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

(unaudited)

For the Three Months Ended March 31, 2023

			Additional		Net
	Common		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	1,268,240,346	$1,268,240	$59,116,487	$(69,269,112)	$(8,884,385)
Net Loss	—	—	—	(396,066)	(396,066)
Balance at March 31, 2023	1,268,240,346	$1,268,240	$59,116,487	$(69,665,178)	$(9,280,451)

For the Three Months Ended March 31, 2022

			Additional
	Common		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	1,268,240,346	$1,268,240	$59,031,360	$(60,712,875)	$(413,275)
Net Loss	—	—	—	(3,852,036)	(3,852,036)
Balance at March 31, 2022	1,268,240,346	$1,268,240	$59,031,360	$(64,564,911)	$(4,265,311)

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

(unaudited)

For the Six Months Ended March 31, 2023

			Additional		Net
	Common		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2022	1,268,240,346	$1,268,240	$59,116,487	$(68,904,745)	$(8,520,018)
Net Loss	—	—	—	(760,433)	(760,433)
Balance at March 31, 2023	1,268,240,346	$1,268,240	$59,116,487	$(69,665,178)	$(9,280,451)

For the Six Months Ended March 31, 2022

			Additional
	Common		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2021	1,268,240,346	$1,268,240	$58,999,585	$(60,207,991)	$59,834
Stock based compensation	—	—	31,775	—	31,775
Net Loss	—	—	—	(4,356,920)	(4,356,920)
Balance at March 31, 2022	1,268,240,346	$1,268,240	$59,031,360	$(64,564,911)	$(4,265,311)

GulfSlope Energy, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net Loss	$(760,433)	$(4,356,920)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Impairment of Oil and Natural Gas Properties	—	3,093,693
Depreciation	364	633
Stock Based Compensation	—	31,775
Loss on Derivative Financial Instruments	44,281	184,231
Debt Discount Amortization	35,427	43,213
Changes in Operating Assets and Liabilities:
Accounts Receivable	12,925	—
Increase in Prepaid Expenses and Other Current Assets	(28,622)	(154,134)
Accounts Payable	83,541	(23,737)
Accrued Interest Payable	234,900	230,378
Net Cash Used In Operating Activities	(377,617)	(950,868)

INVESTING ACTIVITIES
Investments in Oil and Gas Properties	(17,500)	(25,461)
Net Cash Used In Investing Activities	(17,500)	(25,461)

FINANCING ACTIVITIES
Proceeds From Short Term Note	193,000	—
Proceeds From Convertible Promissory Notes	91,500	—
Net Cash Provided By Financing Activities	284,500	—

Net Decrease in Cash	(110,617)	(976,329)
Beginning Cash Balance	135,381	1,517,522
Ending Cash Balance	$24,764	$541,193

Non-Cash Financing and Investing Activities:
Capital Expenditures in Accounts Payable	$—	$31,960
Debt Discount Related to Issuance of Convertible Promissory Notes	$89,179	$—

The accompanying notes are an integral part to these condensed financial statements.

GulfSlope Energy, Inc.

Notes to Condensed Financial Statements

March 31, 2023

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The condensed financial statements included herein are unaudited. However, these condensed financial statements include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

Cash

GulfSlope considers highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2023 and September 30, 2022.

Liquidity / Going Concern

The Company has incurred accumulated losses as of March 31, 2023 of $69.7 million, has negative working capital of $14.6 million and for the six months ended March 31, 2023 generated losses of $0.76 million. Further losses are anticipated in developing our business. As a result, there exists substantial doubt about our ability to continue as a going concern. As of March 31, 2023, we had approximately $0.025 million of unrestricted cash on hand. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures. The $10.0 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations, which amounted to $13.0 million of current principal and accrued interest as of March 31, 2023. The Company plans to finance operations and planned expenditures through the issuance of equity securities, debt financings and farm-out agreements, asset sales or mergers. The Company also plans to extend the agreements associated with all loans, the accrued interest payable on these loans, as well as the Company’s accrued liabilities. There are no assurances that financing will be available with acceptable terms, if at all, or that obligations can be extended. If the Company is not successful in obtaining financing or extending obligations, operations would need to be curtailed or ceased, or the Company would need to sell assets or consider alternative plans up to and including restructuring. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable

The Company records an accounts receivable for operations expense reimbursements due from joint interest partners and also from normal operations. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. If the Company determines any account to be uncollectible based on significant delinquency or other factors, the receivable and the underlying asset are assessed for recovery. As of March 31, 2023 and September 30, 2022, there was no allowance for doubtful accounts receivable. Gross accounts receivable was nil at March 31, 2023 and approximately $13,000 at September 30, 2022, respectively.

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

As of March 31, 2023, the Company’s oil and gas properties consisted of unproved properties, capitalized costs and no proved reserves.

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

As the Company has incurred losses for the three and six months ended March 31, 2023, and 2022, the potentially dilutive shares are anti-dilutive and are not added into the loss per share calculations. As of March 31, 2023, and 2022, there were 343,090,759 and 288,070,151 potentially dilutive shares, respectively.

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

As of March 31, 2023, the Company’s oil and natural gas properties consisted of unproved properties, capitalized exploration costs and no proved reserves. During the six months ended March 31, 2023, and 2022, the Company capitalized nil and approximately $0.06 million to oil and gas properties, respectively. During the three months ended March 31, 2023, and 2022, the Company capitalized nil of interest expense to oil and natural gas properties, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

During April 2013 through September 2017, the Company entered into convertible promissory notes whereby it borrowed a total of $8,675,500 from John Seitz, the chief executive officer (“CEO”). The notes are due on demand, bear interest at the rate of 5% per annum, and $5,300,000 of the notes are convertible into shares of common stock at a conversion price equal to $0.12 per share of common stock (the then offering price of shares of common stock to unaffiliated investors). As of March 31, 2023, the total amount owed to John Seitz is $8,675,500. This amount is included in loans from related parties within the condensed balance sheets. There was approximately $3.6 million and $3.2 million of unpaid interest associated with these loans included in accrued interest payable within the balance sheet as of March 31, 2023 and 2022, respectively.

During the quarter ended March 31, 2023 the Company entered into a short term note payable in the amount of $193,000 with John Seitz. The note bears interest at the rate of 5% per annum.

On November 15, 2016, a family member of the CEO entered into a $50,000 convertible promissory note with associated warrants (“Bridge Financing”) under the same terms received by other investors (see Note 5). This amount is included in loans from related parties within the condensed balance sheets.

Domenica Seitz, CPA, related to John Seitz, has provided accounting services to the Company through September 2020 as a consultant and beginning October 2020 as an employee. The total amount payable to Domenica Seitz is approximately $346,000 for unpaid past services as of March 31, 2023 and September 30, 2022, respectively. During the three months ended March 31, 2023 and 2022, salary of approximately $7,410 and $19,000, respectively, was paid.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

 The Company’s convertible promissory notes consisted of the following as of September 30, 2022 and March 31, 2023. Debt Discount amortization was approximately $35,000 for the six months ended March 31, 2023.

	September 30, 2022			March 31, 2023
	Notes	Discount	Notes, Net of Discount	Notes	Discount	Notes, Net of Discount
Bridge Financing Notes	$227,000	$—	$227,000	$227,000	$—	$227,000
2022 Convertible Debenture	—	—	—	100,000	(53,752)	46,248
Total	$227,000	$—	$227,000	$327,000	$(53,752)	$273,248

Bridge Financing Notes

Between June and November 2016, the Company issued eleven convertible promissory notes (“Bridge Financing Notes”) with associated warrants in a private placement to accredited investors for total gross proceeds of $837,000, including $222,000 from related parties. These notes and associated warrants had a maturity of one year (which has been extended at maturity to April 30, 2024), an annual interest rate of 8% and can be converted at the option of the holder at a conversion price of $0.025 per share. In addition, the convertible notes will automatically convert if a qualified equity financing of at least $3 million occurs before maturity and such mandatory conversion price will equal the effective price per share paid in the qualified equity financing. The note balances as of March 31, 2023 and September 30, 2022 were $277,000, with unamortized debt discounts of nil, respectively. As noted above, on April 30, 2022, the maturity date related to these notes and associated warrants was extended to April 30, 2024. In consideration for the extension of the notes in April 2022, the Company extended the term of the related warrants until April 30, 2024 and recognized approximately $85,000 of loss on extinguishment of debt when the incremental fair value pre modification was compared to post modification and the incremental value of the modified warrants was over 10% of the old note and as such the warrants were expensed immediately.

2022 Convertible Debenture

In October 2022, the Company entered into a Securities Purchase Agreement (“SPA”) under the terms of which the Company will issue and sell to Buyers up to an aggregate of $650,000 of convertible debentures (“Convertible Debentures”).  On October 13, 2022, approximately $55,000 of Convertible Debentures were purchased upon the signing of the SPA (the “First Closing”). On December 5, 2022, approximately $45,000 of Convertible Debentures were purchased. Accrued interest payable is approximately $3,000 at March 31, 2023 and debt discount is approximately $54,000 at March 31, 2023.

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

The fair value of the embedded conversion feature was determined utilizing a Geometric Brownian Motion Stock Path Based Monte Carlo Simulation that utilized the following key assumptions:

	Tranche 1 October 13, 2022	Tranche 2 December 5, 2022	Tranche 1 December 31, 2022	Tranche 2 December 31, 2022	Tranche 1 March 31, 2023	Tranche 2 March 31, 2023
Stock Price	$0.0052	$0.0041	$0.0045	$0.0045	$0.0055	$0.0055
Volatility	158.12%	156.37%	168.03%	159.49%	186.22%	180.35%
Remaining Term	0.98	0.98	0.77	0.91	0.52	0.67
Risk Free Rate	4.46%	4.77%	4.73%	4.73%	4.64%	4.64%

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s derivative financial instruments that were accounted for at fair value on a recurring basis as of September 30, 2022 and March 31, 2023, respectively:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value as of
Derivative Financial Instrument at September 30, 2022	$—	$(959,222)	$—	$(959,222)

Derivative Financial Instrument at March 31, 2023	$—	$(1,084,182)	$—	$(1,084,182)

The change in derivative financial instruments for the six months ended March 31, 2023 is as follows:

September 30, 2022 balance	$(959,222)
New derivative instruments issued	(80,679)
Derivative instruments extinguished	—
Change in fair value	(44,281)
March 31, 2023 balance	$(1,084,182)

Non-recurring fair value assessments include impaired oil and natural gas property assessments and stock-based compensation. There was no impairment charge recorded for the quarter ended March 31, 2023 and an impairment charge of approximately $3.1 million for the quarter ended March 31, 2022, respectively. The Company recorded stock-based compensation of nil for the quarter ended ended March 31, 2023 and approximately $32,000 for the quarter ended March 31, 2022, respectively.

NOTE 7 – COMMON STOCK/PAID IN CAPITAL

The following table summarizes the Company’s outstanding warrants at September 30, 2022 and March 31, 2023, respectively:

Warrants	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2022	64,665,000	$0.040	2.8
Granted	—	—	—
Exercised	—	—	—
Expired	2,200,000	$0.100	—
Outstanding at March 31, 2023	62,465,000	$0.023	1.2

NOTE 8 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using the Black Scholes option pricing model, and is recognized over the vesting period. The Company recognized stock-based compensation of nil and approximately $32,000 for the three and six months ended March 31, 2023 and 2022, respectively. Of the $32,000 of stock-based compensation recognized for the six months ended March 31, 2022, all was recorded as compensation expense within general and administrative expense.

The following table summarizes the Company’s stock option activity at September 30, 2022 and for the six months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)
Outstanding at September 30, 2022	146,000,000	$0.044	2.8
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at March 31, 2023	146,000,000	$0.044	2.3
Exercisable at March 31, 2023	146,000,000	$0.044	2.3

As of March 31, 2023, there was no unrecognized stock-based compensation expense.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations, or claims are currently pending against us or involve the Company.

The Company reached an agreement in August 2018 for the settlement of approximately $1 million in debt owed to a third party. The vendor was paid approximately $158,000 in cash and 10 million shares of GulfSlope common stock. The agreement contains a provision that upon the sale of the common stock if the original debt is not fully satisfied, full payment will be made, under a mutually agreed payment plan. If the stock is sold for a gain any surplus in excess of $1.3 million shall be a credit against future purchases from the vendor. The agreement was determined to meet the definition of a derivative in accordance with ASC 815. On March 31, 2023 and September 30, 2022, there is a fair value liability of approximately $0.8 million, respectively, which is included within Derivative Financial Instruments on the condensed balance sheet.

NOTE 10 – SUBSEQUENT EVENTS

Through the date of this filing an additional amount of $52,000 has been borrowed from a related party.

A convertible debenture holder converted $42,000 of the debentures in exchange for approximately 18 million shares of the Company’s common stock.

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

We have historically operated our business with working capital deficits and these deficits have been funded by equity and debt investments and loans from management. As of March 31, 2023, we had $0.025 million of cash on hand. The Company estimates that it will need to raise a minimum of $10.0 million to meet its obligations and planned expenditures through May 2024 assuming execution of our prospect drilling and acquisition strategy. The Company plans to finance operations and planned expenditures through equity and/or debt financings, farm-out agreements, and/or other transactions. There are no assurances that financing will be available with acceptable terms, if at all.

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

We currently hold one lease, and we are evaluating the acquisition of additional leases in our core area. Our lease has a five-year primary term, plus a three-year extension and the lease expires on October 31, 2025. The Bureau of Ocean Energy Management’s (“BOEM”) regulatory framework provides multiple options for leaseholders to apply to receive extensions of lease terms under specified conditions. GulfSlope is exploring all options contained in BOEM’s regulatory framework to extend the terms of the leases. Additional prospective acreage can be obtained through lease sales, farm-in, or purchase. As is consistent with a prudent and successful exploration approach, we believe that additional seismic licensing, acquisition, processing, and/or interpretation may become highly advantageous, to more precisely define the most optimal drillable location(s), particularly for development of discoveries.

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

As of March 31, 2023, the Company’s oil and gas properties consisted of unproved properties, other miscellaneous capitalized costs primarily related to seismic data and enhanced processing costs as well as delay rentals costs and no proved reserves.

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

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

There was no revenue during the three months ended March 31, 2023 and 2022. General and administrative expenses were approximately $0.2 million for the three months ended March 31, 2023, compared to approximately $0.4 million for the three months ended March 31, 2022. There was no impairment of oil and natural gas properties for the three months ended March 31, 2023 and approximately $3.1 million of impairment of oil and natural gas properties for the three months ended March 31, 2022. Interest expense was approximately $0.14 million for the three months ended March 31, 2023 and 2022, respectively. No interest was capitalized for the three months ended March 31, 2023 or 2022, respectively. Loss on derivative financial instruments was approximately $0.066 million and approximately $0.26 million for the three months ended March 31, 2023 and 2022, respectively, which was caused by the change in fair value of the underlying derivative financial instruments.

Six Months Ended March 31, 2023, Compared to Six Months Ended March 31, 2022

There was no revenue during the six months ended March 31, 2023 and March 31, 2022. There was no impairment of oil and natural gas properties for the six months ended March 31, 2023 and approximately $3.1 million of impairment of oil and natural gas properties for the six months ended March 31, 2022. General and administrative expenses were approximately $0.4 million for the six months ended March 31, 2023, compared to approximately $0.8 million for the six months ended March 31, 2022. Interest expense was approximately $0.27 million for the six months ended March 31, 2023 and 2022, respectively. No interest was capitalized for the quarter ended March 31, 2023 or 2022, respectively. Gain on debt extinguishment was nil for the six months ended March 31, 2023 and 2022, respectively. Loss on derivative financial instruments was approximately $0.044 million for the six months ended March 31, 2023 and approximately $0.184 million for the six months ended March 31, 2022.

Liquidity and Capital Resources

The Company has incurred accumulated losses for the period from inception to March 31, 2023, of approximately $69.7 million, and has a negative working capital of $14.6 million. For the six months ended March 31, 2023, the Company has generated losses of approximately $0.76 million and net cash used in operations of approximately $0.38 million. As of March 31, 2023, there was $0.25 million of cash on hand. The Company estimates that it will need to raise a minimum of $10 million to meet its obligations and planned expenditures through May 2024. The $10.0 million is comprised primarily of capital project expenditures as well as general and administrative expenses. It does not include any amounts due under outstanding debt obligations and accrued interest, which amounted to approximately $13.0 million as of March 31, 2023. The Company plans to finance operations and planned expenditures through the issuance of equity securities, debt financings, farm-out agreements, mergers or other transactions. Our policy has been to periodically raise funds through the sale of equity on a limited basis, to avoid undue dilution while at the early stages of execution of our business plan. Short term needs have been historically funded through loans from executive management. There are no assurances that financing will be available with acceptable terms, if at all. If the Company is not successful in obtaining financing, operations would need to be curtailed or ceased. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended March 31, 2023, the Company used approximately $0.38 million of net cash in operating activities, compared with approximately $1.0 million of net cash used in operating activities for the six months ended March 31, 2022. For the six months ended March 31, 2023 approximately $0.02 million was used in investing activities and approximately $0.25 million of cash was used in investing for the six months ended March 31, 2022. For the six months ended March 31, 2023, the Company received approximately $0.285 million of net cash from financing activities compared with nil for the six months ended March 31, 2022.

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

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	May 15, 2023	By:	/s/ John N. Seitz
John N. Seitz, Chief Executive Officer, and Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULFSLOPE ENERGY, INC.
(Issuer)

Date:	May 15, 2023	By:	/s/ John H. Malanga
John H. Malanga, Chief Financial Officer,
and Chief Accounting Officer